Form 10-Q
period 1996-03-31
BORROR CORP
filed 1996-05-10
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                     0-23270
                             Commission File Number

                               BORROR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                                 31-1393233
         -------------------------------               ----------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation of organization)                Identification No.)

                    5501 Frantz Road, Dublin, Ohio 43017-0766
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (614) 761-6000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Formal Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X         No
                    -----          -----

Number of common shares outstanding as of March 31, 1996:  6,213,870

                               BORROR CORPORATION

                                      INDEX



PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements....................................    3

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........   10


PART II       OTHER INFORMATION.......................................   16

SIGNATURES    ......................................................     17

INDEX TO EXHIBITS.....................................................   18

                               BORROR CORPORATION
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
================================================================================

                                                                                    March 31,       December 31,
                                                                                      1996              1995
                                                                                   (unaudited)
                                                                                  -----------      -----------
                                     ASSETS

Cash and cash equivalents                                                         $       207      $       207
Notes and accounts receivable, net:
     Trade                                                                              2,283            1,469
     Due from financial institutions for residential closings                           1,092              421
     Refundable federal income taxes                                                                     1,019
Real estate inventories (Note 3):
     Land and land development costs                                                   48,270           51,312
     Homes under construction                                                          39,689           40,749
     Other                                                                              2,932            2,416
                                                                                  -----------      -----------
         Total real estate inventories                                                 90,891           94,477
                                                                                  -----------      -----------
Prepaid expenses and other                                                                622              678
Cash surrender value of life insurance, net                                                 5                5
Other assets                                                                              336              499
Deferred income taxes                                                                     748              840
Property and equipment, at cost:
     Property and equipment                                                             8,972            9,197
     Less accumulated depreciation                                                     (3,836)          (3,781)
                                                                                  ------------     ------------
         Net property and equipment                                                     5,136            5,416
                                                                                  -----------      -----------
              Total assets                                                        $   101,320      $   105,031
                                                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                           $     3,856      $     6,444
Deposits on homes under contract                                                        1,887            1,697
Accrued liabilities                                                                     5,307            6,333
Note payable, banks (Note 2)                                                           55,464           53,051
Term debt                                                                               5,876            8,731
                                                                                  -----------      -----------
         Total liabilities                                                             72,390           76,256
                                                                                  -----------      -----------
Commitments and contingencies (Note 5)
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized
         6,213,870 shares issued and outstanding                                       30,416           30,416
         Less deferred compensation                                                       (33)             (36)
     Retained deficit                                                                  (1,453)          (1,605)
                                                                                  ------------     ------------
         Total shareholders' equity                                                    28,930           28,775
                                                                                  -----------      -----------
              Total liabilities and shareholders' equity                          $   101,320      $   105,031
                                                                                   ==========       ==========


               The accompanying notes are an integral part of the
                             financial statements.

                               BORROR CORPORATION
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)
================================================================================

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      1996             1995
                                                                                  -------------    -----------
Revenues                                                                          $    36,318      $    34,556
Cost of real estate sold                                                               28,735           27,907
                                                                                  -----------      -----------
Gross profit                                                                            7,583            6,649
                                                                                  -----------      -----------
Selling, general and administrative                                                     5,821            6,753
                                                                                  -----------      -----------
Income (loss) from operations                                                           1,762             (104)
Interest expense (Notes 2 and 3)                                                        1,510            1,140
                                                                                  -----------      -----------
     Income (loss) before income taxes                                                    252           (1,244)
                                                                                  -----------      ------------

Provision for income taxes                                                                100             (409)
                                                                                  -----------      ------------
         Net income (loss)                                                        $       152      $      (835)
                                                                                  ===========      ============

Earnings (loss) per share                                                         $      0.02      $     (0.13)
                                                                                  ===========      ============

Weighted average shares outstanding                                                 6,213,870        6,191,020
                                                                                  ===========      ===========




               The accompanying notes are an integral part of the
                             financial statements.

                               BORROR CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)
================================================================================

                                                 Common Shares
                                              ---------------------         Deferred       Retained
                                              Shares         Amount       Compensation      Deficit         Total
- - -------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                  6,213,870        $ 30,416          $  (36)     $ (1,605)      $ 28,775


     Net income                                                                                 152            152

     Deferred compensation                                                          3                            3
- - -------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                     6,213,870        $ 30,416          $  (33)     $ (1,453)       $28,930
- - -------------------------------------------------------------------------------------------------------------------





               The accompanying notes are an integral part of the
                             financial statements.

                               BORROR CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
================================================================================

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      1996             1995
                                                                                  -------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                            $       152      $      (835)
     Adjustments to reconcile net income (loss) to cash provided by
         (used in) operating activities:
         Depreciation and amortization                                                    282              571
         Disposal of property and equipment                                               108
         Write-down of accounts receivable                                                150
         Write-down of real estate inventories                                                             170
         Deferred income taxes                                                             92
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                               (1,635)             306
              Decrease in refundable federal income tax                                 1,019
              Decrease (increase) in real estate inventories                            3,586           (8,765)
              Decrease (increase) in prepaid expenses and other                            56             (187)
              Decrease in other assets                                                    104               84
              Decrease in accounts payable                                             (2,588)          (2,571)
              Increase in deposits on homes under contract                                190              105
              (Decrease) increase in accrued liabilities                               (1,026)           1,535
                                                                                  ------------     -----------
                  Net cash provided by (used in) operating activities                     490           (9,587)
Cash flows from investing activities:
     Purchase of property and equipment                                                   (48)             (85)
     Increase in cash surrender value of life insurance policies                                           (12)
                                                                                  -----------      ------------
                  Net cash used in investing activities                                   (48)             (97)
Cash flows from financing activities:
     Proceeds from note payable banks                                                   2,413            9,844
     Payments on term debt                                                             (2,855)            (159)
                                                                                  ------------     ------------
                  Net cash (used in) provided by financing activities                    (442)           9,685
                                                                                  ------------     -----------
         Net increase in cash and cash equivalents                                          0                1
Cash and cash equivalents, beginning of period                                            207              202
                                                                                  -----------      -----------
         Cash and cash equivalents, end of period                                 $       207      $       203
                                                                                  ===========      ===========

Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)                                   $       297      $       170
                                                                                  ===========      ===========
     Income taxes paid                                                                      -      $        60
                                                                                  ===========      ===========

Supplemental disclosures of non cash financing activities:
     Land acquired by purchase contract or seller financing                                 -      $     1,160
                                                                                  ===========      ===========

               The accompanying notes are an integral part of the
                             financial statements.

                               BORROR CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the December 31, 1995 audited annual financial statements of Borror Corporation contained in its Annual Report to Shareholders or in the December 31, 1995 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the three months ended March 31, 1995 financial information to conform to the March 31, 1996 presentation. These reclassifications relate primarily to a change of expense from cost of real estate sold to selling, general and administrative in order to make the Company's financial statements more comparable to other home building companies.

2.   NOTE PAYABLE, BANKS:
     --------------------

         The Company's amended and restated loan agreement provides for a revolving credit facility of $90.0 million. Up to $10 million of this facility may be used to issue standby letters of credit. This credit facility matures on June 30, 1997 and is collateralized by mortgages and security interests on substantially all of the Company's property and assets. Borrowings under the credit facility bear interest at the prime commercial rate of interest of the lead bank except that $15.0 million of borrowings bore interest at 7.1% per annum through August 27, 1995.

         On March 19, 1996, the Company amended its revolving credit facility. The purpose of the amendment was to address the unusually harsh late fall and winter weather conditions that reduced the Company's home deliveries in the first quarter of 1996 to less than those anticipated to close in the remaining quarters of 1996. The primary impact of this amendment was to require the Company to maintain a minimum tangible net worth as follows: for the period beginning January 1, 1996, and continuing through and including September 29, 1996, not less than $27.0 million; beginning September 30, 1996, and continuing through and including December 31, 1996, not less than the greater of (i) $27.5 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the period January 1, 1996 through September 30, 1996; beginning December 31, 1996, and continuing at all times thereafter not less than the greater of (i) $29.0 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the fiscal year ending December 31, 1996. At March 31, 1996, the Company had a tangible net worth of $28.7 million. In addition, the provision under which the Company shall not incur a loss in any five consecutive fiscal quarters was amended to become effective with the quarter ending June 30, 1995.

                               BORROR CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   CAPITALIZED INTEREST:
     ---------------------

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As lots are transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and it is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period the home is closed. Capitalized interest related to land under development and construction in progress was $2.8 million and $2.9 million at March 31, 1996 and December 31, 1995, respectively. The following table summarizes the activity with respect to capitalized interest:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    1996                 1995
                                                                                -------------      --------------
Interest incurred                                                               $   1,499,000      $   1,624,000
Interest capitalized                                                               (1,271,000)        (1,351,000)
                                                                                --------------     --------------
     Interest expensed directly                                                       228,000            273,000

Previously capitalized interest charged to interest expense                         1,282,000            867,000
                                                                                -------------      -------------
     Total interest expense                                                     $   1,510,000      $   1,140,000
                                                                                =============      =============

4.   INCENTIVE STOCK PLAN
     --------------------

         Pursuant to the Borror Corporation Incentive Stock Plan, on January 2, 1996, the Company granted options to selected Company personnel to purchase 261,000 common shares at fair market value as of the grant date.

         Aggregate activity pursuant to the Incentive Stock Plan consists of the following:

                                                                                            Shares
                                                                           Options         Awarded         Total
                                                                           -------         -------         -----
         Options granted and shares awarded December 31, 1995              204,000         31,870        235,870
         Options granted                                                   261,000                       261,000
         Options granted                                                   (17,000)                      (17,000)
                                                                           --------        ------        --------
         Options and shares awarded March 31, 1996                         448,000         31,870        479,870
                                                                           =======         ======        ========

         Maximum shares reserved for issuance under this plan                                            500,000

         Option prices per share range from $3.25 to $4.50

     Common share equivalents in the form of stock options are excluded from the calculation of weighted average shares outstanding at March 31, 1996, because the potential dilutive impact from exercising these options would either be anti-dilutive or have a less than 3% dilutive effect on earnings per share.

                               BORROR CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   LITIGATION
     ----------

         On August 2, 1995, Lawrence Rothstein, Trustee for the Lawrence Rothstein Trust, filed a proposed class action in the United States District Court for the Southern District of Ohio (Case No. C2-95-746), against the Company, certain of its present and former directors and officers, and the lead underwriters in the Company's initial public offering. The complaint seeks to allege that the registration statement for the initial public offering contained false and misleading statements and seeks to assert violations of Sections 11, 12(2) and 15 of the Securities Act of 1933. The complaint seeks unspecified compensatory damages, as well as interest, costs and such other relief as the court may deem proper. The Company has filed an answer denying the material allegations of the complaint and expects to prepare and present a vigorous defense.
     The suit is now in the discovery stage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Although the 30-year fixed rate FHA mortgage interest rates rose from 7.50% at December 31, 1995 to 8.25% at March 31, 1996, demand for the Company's homes remained high as evidenced by the 425 sales recorded by the Company in the first quarter of 1996. The Company's backlog of 738 homes at March 31, 1996 reflected both the large number of first quarter sales and the seasonal difficulty of delivering homes in the first quarter.

     Although home deliveries in the first quarter of 1996 were impacted by seasonal weather conditions, gross profits as a percentage of revenues increased substantially over those reported in the previous three quarters. Gross profits improved in first quarter 1996 principally because of more restrictive sales discounting policies implemented during the second half of 1995, increased emphasis on direct construction cost controls resulting in the reduction of construction costs and decreases from historical amounts in additional payments for construction costs related to previously delivered homes. In addition the Company was able, principally through personnel reductions, to reduce selling, general and administrative expenses, both in terms of overall expense and as a percentage of revenues.

     COMPANY OUTLOOK

     The Company expects to be profitable in 1996. Profitability improvements should result from effectively managing sales discounts, minimizing unfavorable construction cost variances, and improving controllable expenses. The Company also intends to continue to reduce its investment in land inventory to the extent that it is strategically prudent to do so. With the high level of sales in the Central Ohio area during the first quarter of 1996, the Company has been proactively meeting with its subcontractors to better ensure the production capacity necessary to achieve its scheduled home deliveries for the remainder of 1996.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in this report under the caption "Company Outlook" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions and/or an increase in mortgage interest rates, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, and the other risks described in the Company's Securities and Exchange Commission filings.

     SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. Closings and revenues normally increase substantially in the third and fourth quarters. The Company believes that this seasonality reflects the tendency of homebuyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can also accelerate or delay the scheduling of closings.

     The following table sets forth certain data for each of the last nine quarters:

              THREE                                                    SALES                                      BACKLOG
             MONTHS                          REVENUES                CONTRACT              CLOSINGS           (AT PERIOD END)
              ENDED                       (IN THOUSANDS)            (IN UNITS)            (IN UNITS)            (IN UNITS)
=============================================================================================================================
         March 31, 1994                       $23,656                   308                   167                   697
         June 30, 1994                        $37,926                   309                   268                   738
         Sept. 30, 1994                       $46,728                   216                   326                   628
         Dec. 31, 1994                        $53,585                   270                   377                   521
         March 31, 1995                       $34,556                   306                   250                   577
         June 30, 1995                        $46,221                   359                   325                   611
         Sept. 30, 1995                       $47,764                   334                   322                   623
         Dec. 31, 1995                        $49,571                   254                   309                   568
         March 31, 1996                       $36,318                   425                   255                   738

     At March 31, 1996, the aggregate sales value of homes in backlog was $110,736,000 compared to $80,038,000 at December 31, 1995.

     The Company annually incurs a substantial amount of indirect construction costs which are essentially fixed in nature. For purposes of financial reporting, the Company capitalizes these costs to real estate inventories on the basis of the ratio of estimated annual indirect costs to direct construction costs to be incurred. Thus, variations in construction activity cause fluctuations in interim and annual gross profits.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          1996            1995
                                                                                      -----------       --------
     Revenues................................................................             100.0%           100.0%
     Cost of real estate sold................................................              79.1             80.8
                                                                                      ---------         --------
         Gross profit........................................................              20.9             19.2
     Selling, general and administrative expenses............................              16.0             19.5
                                                                                      ---------         --------
         Income (loss) from operations.......................................               4.9             (0.3)
     Interest expense........................................................               4.2              3.3
     Income tax provision (benefit)..........................................               0.3             (1.2)
                                                                                      ---------         --------
         Net income (loss)...................................................               0.4%            (2.4%)
                                                                                      =========         =========

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED
     TO THREE MONTHS ENDED MARCH 31, 1995

     Revenues. Revenues for the first quarter 1996 were $36.3 million compared to $34.6 million for the first quarter 1995, an increase of approximately 5.0%. During the first quarter 1996, the Company closed 255 homes which is an increase of 2.0% over the 250 homes closed during the first quarter 1995. The remaining increase in revenue of approximately 3.0% is due to a $4,400 increase in the average price of homes closed in the first quarter 1996. This increase reflects the impact of closing higher-end product at a higher average sales price in 1996. Included in revenues are other revenues, consisting principally of the sale of finished lots and building supplies to other builders, which were $0.8 million in the first quarter of both 1996 and 1995.

     Gross Profit. Gross profit increased 1.7% to 20.9% of revenues for the first quarter 1996 compared to 19.2% during the same period in 1995. The improved first quarter 1996 gross profit is attributable to an increase in the per unit sales price and to better control of direct construction costs. While the increase in gross profit is modest between comparable quarters, it represents a significant increase in the overall gross profit percentage of 15.2% experienced for the year ended December 31, 1995. This improvement is a result of decreased sales discounts and better control of direct construction costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.9 million between comparable quarters of 1996 and 1995. As a percentage of revenues, selling, general and administrative expenses declined 3.5% to 16.0% during the first quarter of 1996 from 19.5% during the first quarter of 1995. The decrease in selling, general and administrative expenses for the first quarter 1996 compared to the same period in 1995 is principally due to a reduction in personnel expense, media and model home expense, and construction related supplies.

     Interest Expense. Interest expense charged to operations increased $0.4 million, or 0.9% of revenues, for the first quarter 1996 compared to first quarter 1995. The weighted average rate of interest of the Company's revolving line of credit was 9.0% for the first quarter of 1996 compared to 8.7% for the first quarter of 1995. The average revolving line of credit borrowings outstanding were $58.2 million and $74.3 million for the first quarter of 1996 and 1995, respectively. The principal reason for the increase in interest expense between the two periods is that the Company recognized more expense attributable to previously capitalized interest in 1996 compared to 1995. This occurred as a result of reduced real estate inventory levels during 1996 compared to 1995.

     Provision for Income Taxes. Income tax expense of $0.1 million was charged to operations for the first quarter of 1996 versus an income tax benefit of $0.4 million used to reduce the net loss reported for the first quarter of 1995. As a percentage of revenues, the provision for income taxes had a cumulative impact on quarterly income of 1.5%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital needs depend upon its sales volume, asset turnover, land acquisition and inventory levels. The Company has incurred substantial indebtedness in the past and expects to incur substantial indebtedness in the future to fund its operations. Traditionally, the Company's principal sources of capital have been bank borrowings and internally generated cash. However, when available, the Company utilizes seller provided financing when purchasing land for development.

     SOURCES AND USES OF CASH

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995:

     Net cash provided by operating activities increased $10.1 million for the first quarter of 1996 compared to the first quarter of 1995. Net cash provided by first quarter 1996 operating activities was $0.5 million compared to net cash used in operating activities of $9.6 million for the comparable quarter in 1995. This change was principally the result of a $3.6 million reduction in real estate inventories during the first quarter of 1996 versus an additional investment in real estate inventories of $8.8 million during the first quarter of 1995, the receipt of refundable income taxes of $1.0 million during the first quarter of 1996, and net income of $0.2 million for the first quarter of 1996 versus a net loss $0.8 million during the first quarter of 1995. These increases in operating cash for the first quarter 1996 were offset by increases in accounts receivable and decreases in accrued liabilities. Net cash used in investing activities decreased a nominal $0.1 million because of a reduction in expenditures for property and equipment and the cash surrender value of life insurance. Net cash of $0.4 million in financing activities used during the first quarter 1996 occurred as a result of a reduction in seller-provided term debt by $2.8 million and additional borrowings under the revolving line of credit of $2.4 million.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At March 31, 1996, the Company controlled either through options or contingent contracts, land that could be developed into approximately 7,400 lots, compared to approximately 7,700 lots at December 31, 1995. Options and contingent contracts expire at varying dates through May 31, 2000. Included in the 7,400 lots controlled at March 31, 1996 and the 7,700 lots controlled at December 31, 1995 were approximately 4,500 lots and 4,600 lots, respectively, that the Company either owned or had contracts to purchase. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time, its evaluation of the future demand for its homes, and the restrictions on land acquisition contained in its loan agreement.

     During the first quarter 1996, the Company reduced its inventory of potential lots by selling 18 lots to other builders for $0.5 million and expects to continue to reduce its overall investment in land inventories.

     The Company continued to reduce its supply of unsold inventory homes during the first quarter of 1996. At March 31, 1996, the Company had 45 inventory homes (including condominiums) in various stages of construction, which represented an aggregate investment of $3.7 million versus 98 inventory homes (including condominiums) at December 31, 1995 which represented an aggregate investment of $7.7 million. These unsold inventory homes are not reflected in first quarter 1996 sales or backlog.

     SELLER-PROVIDED DEBT

     The Company periodically utilizes seller-provided term debt when acquiring land for development. During the first quarter 1996 the Company reduced its term debt by $2.8 million to $5.9 million. At March 31, 1996, interest rates on the seller-provided debt generally range from 8.0% to 10.0% and maturities generally range from one to five years.

     LAND PURCHASE COMMITMENTS

     At March 31, 1996, the Company had commitments to purchase 91 residential lots and unimproved land at an aggregate cost of $3.3 million, all of which is expected to be funded during 1996. In addition, at March 31, 1996, the Company had entered into $13.9 million of cancelable obligations to purchase residential lots and unimproved land in which $0.5 million in good faith deposits had been invested by the Company. Included in the $13.9 million of cancelable purchase obligations are $1.6 million of purchase options with BRC. The majority of the land subject to cancelable obligations is for post-1996 development activities. The Company expects to fund its 1996 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash or from the borrowing capacity available under its bank credit facilities.

     CREDIT FACILITIES

     At March 31, 1996, the Company had $4.0 million available under the revolving credit facility, after adjustment for borrowing base limitations. The revolving credit facility matures on June 30, 1997, and is collateralized by mortgages and security interests which the Company has granted to the banks on substantially all of its property and assets. The Company believes that its credit capacity is sufficient to meet seasonal demands in construction activity.

     Borrowings under the revolving credit facility bear interest at the prime commercial rate of interest of the lead bank which was 8.25% at March 31, 1996. The Company has entered into various agreements which effectively limit its exposure to interest rate fluctuations on those portions of borrowings under floating rate interest arrangements. These agreements provide effective interest rate caps of 9.0% on revolver borrowings of $18.0 million through September 15, 1997 and on additional $10.0 million of revolver borrowings through December 5, 1997. The Company's interest rate floor (collar) agreement requires that it pay the equivalent of a minimum interest rate of 6.0% on $28.0 million of borrowings through December 5, 1997.

     Under the provisions of the revolving credit facility, the Company must adhere to certain restrictive covenants, including restrictions on the Company's ability to purchase land, build inventory homes, pay dividends and incur other borrowings. The most restrictive of these covenants relate to the maintenance of a maximum total liabilities to tangible net worth ratio and a minimum tangible net worth. The Company is required to maintain a maximum total liabilities to tangible net worth ratio of 3.25 to 1.00. However, if the Company's total liabilities to tangible net worth ratio exceeds 2.25 to 1.00 at the end of any quarter, the Company must pay escalating fees. These fees are included in interest expense. The Company had a total liabilities to tangible net worth ratio of 2.53 to 1.00 at March 31, 1996 compared to 2.68 to 1.00 at December 31, 1995.

     On March 19, 1996, the Company amended its revolving credit facility. The purpose of the amendment was to address the unusually harsh late fall and winter weather conditions that reduced the Company's home deliveries in the first quarter of 1996 to less than those anticipated to close in the remaining quarters of 1996. The primary impact of this amendment was to require the Company to maintain a minimum tangible net worth as follows: for the period beginning January 1, 1996, and continuing through and including September 29, 1996, not less than $27.0 million; beginning September 30, 1996, and continuing through and including December 31, 1996, not less than the greater of (i) $27.5 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the period January 1, 1996 through September 30, 1996; beginning December 31, 1996, and continuing at all times thereafter not less than the greater of (i) $29.0 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the fiscal year ending December 31, 1996. At March 31, 1996, the Company had a tangible net worth of $28.7 million. In addition, the provision under which the Company shall not incur a loss in any five consecutive fiscal quarters was amended to become effective with the quarter ending June 30, 1995.

INFLATION

     The Company is not always able to reflect all of its cost increases in the prices of its homes because competitive pressures and other factors require it in many cases to maintain or discount those prices. After a sales contract has been accepted, the Company is generally able to maintain costs with subcontractors from the date the sales contract is accepted until the date construction is completed; however, unanticipated additional costs may be incurred between the date a sales contract is accepted and the date construction is completed. In addition, during periods of high construction activities, costs may be incurred to obtain additional contractors for trades which are not readily available, and which result in construction cost variances and lower gross profit margins.

                               BORROR CORPORATION
                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings.

                  On August 2, 1995, Lawrence Rothstein, Trustee for the
              Lawrence Rothstein Trust, filed a proposed class action in the United States District Court for the Southern District of Ohio (Case No. C2-95-746), against the Company, certain of its present and former directors and officers, and the lead underwriters in the Company's initial public offering. The complaint seeks to allege that the registration statement for the initial public offering contained false and misleading statements and seeks to assert violations of Sections 11, 12(2) and 15 of the Securities Act of 1933. The complaint seeks unspecified compensatory damages, as well as interest, costs and such other relief as the court may deem proper. The Company has filed an answer denying the material allegations of the complaint and expects to prepare and present a vigorous defense. The suit is now in the discovery stage.

Item 2.       Change in Securities.  Not applicable.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              Not applicable.

Item 5.       Other Information.  Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits:  See attached index (following the signature page).

              (b) Reports on Form 8-K.  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  BORROR CORPORATION
                                  (Registrant)



Date:   May 10, 1996              By:   /s/Douglas G. Borror
     ----------------------           -----------------------------------------
                                        Douglas G. Borror
                                        Chief Executive and Operating Officer,
                                        President



Date:   May 10, 1996              By:   /s/Jon M. Donnell
     ----------------------           -----------------------------------------
                                        Jon M. Donnell
                                        Chief Financial Officer, Treasurer
                                        (Principal Financial Officer)



Date:   May 10, 1996              By:   /s/Terry E. George
     ----------------------           -----------------------------------------
                                        Terry E. George
                                        Controller
                                        (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.       Description                                                    Location
- - -----------       -----------                                                    --------
   2.1            Corporate Exchange and Subscription Agreement                 Incorporated by
                  dated January 20, 1994, between Borror Corporation            reference to Exhibit
                  and Borror Realty Company                                     2.1 to Form S-1.

   2.2            Form of First Amendment to Corporate Exchange                 Incorporated by
                  and Subscription Agreement                                    reference to Exhibit
                                                                                2.2 to Form S-1.

   3.1            Amended and Restated Articles of Incorporation of             Incorporated by
                  Borror Corporation                                            reference to Exhibit
                                                                                3.1 to Form S-1.

   3.2            Amended and Restated Code of Regulation of                    Incorporated by
                  Borror Corporation                                            reference to Exhibit
                                                                                3.2 to Form S-1.

   4              Specimen of Stock Certificate of Borror Corporation           Incorporated by
                                                                                reference to Exhibit 4
                                                                                to Form S-1.

10.20             First Amendment to Amended and Restated Loan                  Incorporated by
                  Agreement, dated March 19, 1996, between                      reference to Exhibit
                  Borror Corporation, the lenders listed therein, and           10.21 to December 31,
                  The Huntington National Bank, as agent                        1995 Form 10-K

10.21             First Amendment to Lease Agreement dated                      Page 19
                  March 1, 1996, between Borror Corporation
                  and Borror Realty Company

27                Financial Data Schedule                                       Page 20