Form 10-Q
period 1996-06-30
BORROR CORP
filed 1996-08-08
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                     0-23270
                             Commission File Number

                               BORROR CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                 31-1393233
        -----------------------------                 -----------------
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

                                 Not Applicable
              (Former Name, Former Address and Formal Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                           No
                      --------                            ---------

Number of common shares outstanding as of August 2, 1996:  6,217,820

                               BORROR CORPORATION

                                      INDEX



PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements..............................................   3

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................  10


PART II       OTHER INFORMATION.................................................  17

SIGNATURES    ..................................................................  18

INDEX TO EXHIBITS...............................................................  19


                               BORROR CORPORATION
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
================================================================================================================
                                                                                    June 30,        December 31,
                                                                                      1996              1995
                                                                                   (unaudited)
                                     ASSETS                                        -----------      ------------
Cash and cash equivalents                                                         $       207      $       207
Notes and accounts receivable, net:
     Trade                                                                              1,682            1,469
     Due from financial institutions for residential closings                           1,625              421
     Refundable federal income taxes                                                                     1,019
Real estate inventories (Note 3):
     Land and land development costs                                                   47,619           51,312
     Homes under construction                                                          40,694           40,749
     Other                                                                              2,730            2,416
                                                                                  -----------      -----------
         Total real estate inventories                                                 91,043           94,477
                                                                                  -----------      -----------
Prepaid expenses and other                                                                899              678
Other assets                                                                              313              504
Deferred income taxes                                                                     367              840
Property and equipment, at cost:
     Property and equipment                                                             9,063            9,197
     Less accumulated depreciation                                                     (3,996)          (3,781)
                                                                                  ------------     ------------
         Net property and equipment                                                     5,067            5,416
                                                                                  -----------      -----------
              Total assets                                                        $   101,203      $   105,031
                                                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                                           $     4,736      $     6,444
Deposits on homes under contract                                                        2,117            1,697
Accrued liabilities                                                                     6,239            6,333
Note payable, banks (Note 2)                                                           53,260           53,051
Term debt                                                                               4,814            8,731
                                                                                  -----------      -----------
         Total liabilities                                                             71,166           76,256
                                                                                  -----------      -----------
Commitments and contingencies (Note 5)
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized
         6,217,820 and 6,213,870 shares issued and outstanding,
         respectively                                                                  30,433           30,416
         Less deferred shares awarded                                                     (29)             (36)
     Retained deficit                                                                    (367)          (1,605)
                                                                                  ------------     ------------
         Total shareholders' equity                                                    30,037           28,775
                                                                                  -----------      -----------
              Total liabilities and shareholders' equity                          $   101,203      $   105,031
                                                                                  ===========      ===========


    The accompanying notes are an integral part of the financial statements.


                               BORROR CORPORATION
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)
==============================================================================================================
                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                                  1996             1995               1996              1995
                                               -----------      -----------       -----------      -----------
Revenues                                       $    41,524      $    46,221       $    77,842      $    80,777
Cost of real estate sold                            32,207           39,599            60,942           67,506
                                               -----------      -----------       -----------      -----------
Gross profit                                         9,317            6,622            16,900           13,271
                                               -----------      -----------       -----------      -----------
Selling, general and administrative                  6,000            6,978            11,821           13,731
                                               -----------      -----------       -----------      -----------
Income (loss) from operations                        3,317             (356)            5,079             (460)
Interest expense (Notes 2 and 3)                     1,606            1,850             3,116            2,990
                                               -----------      -----------       -----------      -----------
     Income (loss) before income taxes               1,711           (2,206)            1,963           (3,450)
                                               -----------      ------------      -----------      -----------

Provision for income taxes                             625             (676)              725           (1,085)
                                               -----------      ------------      -----------      -----------
         Net income (loss)                     $     1,086      $    (1,530)      $     1,238      $    (2,365)
                                               ===========      ============      ===========      ===========

Earnings (loss) per share                      $      0.17      $     (0.25)      $      0.20      $     (0.38)
                                               ===========      ============      ===========      ===========

Weighted average shares outstanding              6,217,777        6,193,432         6,215,823        6,192,232
                                               ===========      ===========       ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                               BORROR CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)
================================================================================

                                                  Common Shares
                                              ---------------------      Deferred Shares   Retained
                                              Shares         Amount          Awarded        Deficit         Total
- -------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                  6,213,870        $ 30,416          $  (36)     $ (1,605)      $ 28,775


     Net income                                                                               1,238          1,238

     Shares issued - shares awarded             3,950              17                                           17

     Deferred compensation                                                          7                            7
- -------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                      6,217,820        $ 30,433          $  (29)       $ (367)       $30,037
- -------------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of the financial statements.


                               BORROR CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
===============================================================================================================
                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      1996             1995
                                                                                  -------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                            $     1,238      $    (2,365)
     Adjustments to reconcile net income (loss) to cash provided by
         (used in) operating activities:
         Depreciation and amortization                                                    516              634
         Loss on disposal of property and equipment                                       111
         Allowance for doubtful accounts                                                  221
         Reserve for real estate inventories                                              248              150
         Issuance of common shares                                                         17               12
         Deferred income taxes                                                            473
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                               (1,638)              16
              Decrease (increase) in refundable federal income tax                      1,019           (1,085)
              Decrease in real estate inventories                                       3,186              854
              Increase in prepaid expenses and other                                     (221)            (179)
              Decrease in other assets                                                     72              185
              Decrease in accounts payable                                             (1,708)            (206)
              Increase in deposits on homes under contract                                420              346
              (Decrease) increase in accrued liabilities                                  (94)             509
                                                                                  ------------     -----------
                  Net cash provided by (used in) operating activities                   3,860           (1,129)
Cash flows from investing activities:
     Purchase of property and equipment                                                  (152)            (245)
                                                                                  ------------     ------------
                  Net cash used in investing activities                                  (152)            (245)
Cash flows from financing activities:
     Proceeds from note payable, banks                                                    209            1,546
     Payments on term debt                                                             (3,917)            (169)
                                                                                  ------------     ------------
                  Net cash (used in) provided by financing activities                  (3,708)           1,377
                                                                                  ------------     -----------
         Net increase in cash and cash equivalents                                          0                3
Cash and cash equivalents, beginning of period                                            207              202
                                                                                  -----------      -----------
         Cash and cash equivalents, end of period                                 $       207      $       205
                                                                                  ===========      ===========

Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)                                   $       497      $       440
                                                                                  ===========      ===========
     Income taxes paid                                                                      -      $        72
                                                                                  ===========      ===========

Supplemental disclosures of non cash financing activities:
     Land acquired by purchase contract or seller financing                                 -      $     3,160
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

                               BORROR CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the December 31, 1995 audited annual financial statements of Borror Corporation contained in its Annual Report to Shareholders or in its December 31, 1995 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the three months and six months ended June 30, 1995 financial information to conform to the June 30, 1996 presentation. These reclassifications relate primarily to a change of expense from cost of real estate sold to selling, general and administrative in order to make the Company's financial statements more comparable to other home building companies.

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

         On March 19, 1996, the Company amended its revolving credit facility. The purpose of the amendment was to address the unusually harsh late fall and winter weather conditions that reduced the Company's home deliveries in the first quarter of 1996 to less than those anticipated to close in the remaining quarters of 1996. The primary impact of this amendment was to require the Company to maintain a minimum tangible net worth as follows: for the period beginning January 1, 1996, and continuing through and including September 29, 1996, not less than $27.0 million; beginning September 30, 1996, and continuing through and including December 31, 1996, not less than the greater of (i) $27.5 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the period January 1, 1996 through September 30, 1996; beginning December 31, 1996, and continuing at all times thereafter not less than the greater of (i) $29.0 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the fiscal year ending December 31, 1996. At June 30, 1996, the Company had a tangible net worth of $29.8 million. In addition, the provision under which the Company shall not incur a loss in any five consecutive fiscal quarters was amended to become effective with the quarter ending June 30, 1995.

                               BORROR CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   CAPITALIZED INTEREST:
     ---------------------

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. Capitalized interest related to housing construction costs and finished lots is included in interest expense in the period the home is closed. Capitalized interest related to land under development and construction in progress was $2.6 million and $2.9 million at June 30, 1996 and December 31, 1995, respectively. The following table summarizes the activity with respect to capitalized interest:

                                                 Three Months Ended                      Six Months Ended
                                                      June 30,                               June 30,
                                               1996                1995             1996                1995
                                          -------------       -------------     -------------      ---------
Interest incurred                         $   1,438,000       $   1,848,000     $   2,937,000      $   3,472,000
Interest capitalized                         (1,202,000)         (1,576,000)       (2,473,000)        (2,927,000)
                                          --------------      --------------    --------------     --------------
     Interest expensed directly                 236,000             272,000           464,000            545,000

Previously capitalized interest
  charged to interest expense                 1,370,000           1,578,000         2,652,000          2,445,000
                                          -------------       -------------     -------------      -------------
     Total interest expense               $   1,606,000       $   1,850,000     $   3,116,000      $   2,990,000
                                          =============       =============     =============      =============

4.   INCENTIVE STOCK PLAN
     --------------------

         Pursuant to the Borror Corporation Incentive Stock Plan, the Company granted options on January 2, 1996 to selected Company personnel to purchase 261,000 common shares and on May 18, 1996 to the Company's outside Directors to purchase 7,500 common shares. All such options were granted at fair market value as of the grant date. On April 1, 1996 the Company also awarded shares to selected Company personnel for meritorious service performed during 1995.

         Aggregate activity pursuant to the Incentive Stock Plan since December 31, 1995 consists of the following:

                                                                                            Shares
                                                                               Options      Awarded       Total
                                                                               -------      -------       -----
         Balance at December 31, 1995                                          204,000       31,870      235,870
         Options granted and shares awarded during period                      268,500        3,950      272,450
         Options cancelled during period                                       (29,000)                  (29,000)
                                                                               -------      -------      -------
         Balance at June 30, 1996                                              443,500       35,820      479,320
                                                                               =======      =======      =======

         Maximum shares reserved for issuance under this plan are:                                       500,000
         Option prices per share range from $3.25 to $4.50

     Common share equivalents in the form of stock options are excluded from the calculation of weighted average shares outstanding at June 30, 1996, because the potential dilutive impact from exercising these options would either be anti-dilutive or have a less than 3% dilutive effect on earnings per share.

                               BORROR CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   LITIGATION
     ----------

         On August 2, 1995, Lawrence Rothstein, Trustee for the Lawrence Rothstein Trust, filed a class action in the United States District Court for the Southern District of Ohio (Case No. C2-95-746), against the Company, certain of its present and former directors and officers, and the lead underwriters in the Company's initial public offering. The complaint seeks to allege that the registration statement for the initial public offering contained false and misleading statements and seeks to assert violations of Sections 11, 12(2) and 15 of the Securities Act of 1933. The complaint seeks unspecified compensatory damages, as well as interest, costs and such other relief as the court may deem proper. The Company has filed an answer denying the material allegations of the complaint and expects to prepare and present a vigorous defense. The suit is now in the discovery stage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Although the 30-year fixed rate FHA mortgage interest rates continued to rise from 7.50% at December 31, 1995 to 8.50% at June 30, 1996, demand for the Company's homes remained strong as evidenced by the 750 sales recorded by the Company in the first six months of 1996. The Company's backlog of 785 homes at June 30, 1996 was a result of both the large number of first half 1996 sales and fewer closings attributed to seasonal weather conditions.

     Gross profits as a percentage of revenues continued to improve over those reported in previous quarters. Gross profit increased to 22.4% of revenues for second quarter 1996 compared to 14.4% of revenues for second quarter 1995. This gross profit improvement reflected higher home sale prices, more restrictive sales discounting policies implemented during the second half of 1995, increased emphasis on direct construction cost controls and decreases from historical amounts in additional payments for construction costs related to previously delivered homes. In addition the Company was able, principally through personnel reductions, to reduce selling, general and administrative expenses, both in terms of overall expense and as a percentage of revenues.

     COMPANY OUTLOOK

     The Company expects to remain profitable for the rest of 1996. Profitability improvements should result from an increase in home closings and from continued emphasis on direct construction cost controls. The Company also intends to further reduce its investment in land inventory to the extent that it is strategically prudent to do so. The largest challenge facing the Company during the remainder of the year will be to maintain adequate subcontractor services to allow the Company to meet its scheduled home deliveries. In this regard the Company has implemented programs designed to increase its production capabilities. Additionally, the Company intends to place increased emphasis on sales of higher end product.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in this report under the caption "Company Outlook" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions and/or an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, and the other risks described in the Company's Securities and Exchange Commission filings.

     SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. Closings and revenues normally increase in the third and fourth quarters. The Company believes that this seasonality reflects the tendency of homebuyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can also accelerate or delay the scheduling of closings.

     The following table sets forth certain data for each of the last nine quarters:

              THREE                                                    SALES                                      BACKLOG
             MONTHS                          REVENUES                CONTRACT              CLOSINGS           (AT PERIOD END)
              ENDED                       (IN THOUSANDS)            (IN UNITS)            (IN UNITS)            (IN UNITS)
=============================================================================================================================
         June 30, 1994                        $37,926                   309                   268                   738
         Sept. 30, 1994                       $46,728                   216                   326                   628
         Dec. 31, 1994                        $53,585                   270                   377                   521
         March 31, 1995                       $34,556                   306                   250                   577
         June 30, 1995                        $46,221                   359                   325                   611
         Sept. 30, 1995                       $47,764                   334                   322                   623
         Dec. 31, 1995                        $49,571                   254                   309                   568
         March 31, 1996                       $36,318                   425                   255                   738
         June 30, 1996                        $41,524                   325                   278                   785

     At June 30, 1996, the aggregate sales value of homes in backlog was $115,061,000 compared to $83,167,000 at December 31, 1995. The average price of homes in backlog at June 30, 1996 increased to $146,575 from $146,421 at December 31, 1995.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                          1996            1995           1996            1995
                                                       ---------       ---------      ---------       ---------
Revenues .................................               100.0%          100.0%         100.0%          100.0%
Cost of real estate sold .................                77.6            85.6           78.3            83.6
                                                       ---------       ---------      ---------       ---------
    Gross profit .........................                22.4            14.4           21.7            16.4
Selling, general & administrative expenses                14.4            15.1           15.2            17.0
                                                       ---------       ---------      ---------       ---------
    Income (loss) from operations ........                 8.0            (0.7)           6.5            (0.6)
Interest expense .........................                 3.9             4.0            4.0             3.6
Income tax provision (benefit) ...........                 1.5            (1.5)           0.9            (1.3)
                                                       ---------       ---------      ---------       ---------
    Net income (loss) ....................                 2.6%           (3.2%)          1.6%           (2.9%)
                                                       =========       =========      =========       =========

THREE MONTHS ENDED JUNE 30, 1996 COMPARED
TO THREE MONTHS ENDED JUNE 30, 1995

     REVENUES. Revenues for the second quarter 1996 were $41.5 million compared to $46.2 million for the second quarter 1995, a $4.7 million or 10.2% decrease. The Company closed 278 homes during second quarter 1996 compared to 325 homes closed during second quarter 1995. This decrease in the number of homes closed is attributed to construction delays due to the difficult weather conditions during the current year and to the larger number of inventory homes closed in second quarter 1995 compared to the number closed during second quarter 1996. The average price of homes closed increased $7,300 or 5.3% between the two periods due to price increases and reduced sales discounts. Included in revenues are other revenues, consisting principally of the sale of land and building supplies to other builders, which amounted to $800,000 in the second quarter 1996 and $1,000,000 in second quarter 1995.

     GROSS PROFIT. Gross profit increased to 22.4% of revenues for second quarter 1996 from 14.4% of revenues for second quarter 1995, an increase of 8.0%. The improved second quarter 1996 gross profit is attributable to price increases, reduced sales discounts and better control of direct construction costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $6.0 million for second quarter 1996 from $7.0 million for second quarter 1995. As a percentage of revenues, selling, general and administrative expenses declined to 14.4% during second quarter 1996 from 15.1% during second quarter 1995. The decrease in selling, general and administrative expenses for second quarter 1996 compared to the same period in 1995 is principally due to a reduction in personnel expense, media and model home expense, and construction related supplies.

     INTEREST EXPENSE. Interest expense charged to operations decreased $200,000 to $1.6 million for second quarter 1996 compared to $1.8 million for second quarter 1995. The average revolving line of credit indebtedness outstanding was $58.4 million and $73.2 million for the second quarter of 1996 and 1995, respectively. The weighted average rate of interest of the Company's revolving line of credit was 8.8% for the second quarter of 1996 compared to 8.9% for the second quarter of 1995. Interest expense for the second quarter 1996 did not reflect the full impact of the lower average borrowing during the period because the Company capitalized less interest in second quarter 1996 compared to second quarter 1995. However, this reduction in capitalized interest was partially offset by less previously capitalized interest charged to interest expense for the same periods. The net reduction in capitalized interest reflected the reduced level of inventory homes and land and land development costs maintained by the Company during the second quarter of 1996 compared to second quarter 1995.

     PROVISION FOR INCOME TAXES. Income tax expense was $600,000 for the second quarter of 1996 versus an income tax benefit of $700,000 for the second quarter of 1995. The Company's effective tax rate increased to 36.5% during the second quarter 1996 compared to 30.6% during the second quarter 1995 due principally to the inability to utilize certain deductions for tax purposes during 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED
TO SIX MONTHS ENDED JUNE 30, 1995

     REVENUES. Revenues for the six months ended June 30, 1996 were $77.8 million compared to $80.8 million for the six months ended June 30, 1995, a $2.9 million or 3.6% decrease. The Company closed 533 homes during the first six months of 1996 compared to 575 homes during the same period in 1995. The reduction in homes closed during the first half of 1996 was attributed to the difficult weather conditions experienced by the Company during 1996 and to a larger number of inventory homes closed in the first six months of 1995 compared to the number closed during the same period in 1996. Although fewer homes were closed in the first six months of 1996 than in 1995, the average price of homes closed increased $5,700, or 4.2%, between the two periods. This increase in average sale price was due to price increases and reduced sales discounts. Included in revenues are other revenues, consisting principally of land and building supplies to other builders, which were $1.6 million for the first half of 1996 compared to $1.8 million for the first half of 1995.

     GROSS PROFIT. Gross profit for the first six months of 1996 increased to 21.7% of revenues in 1996 from 16.4% for the first six months of 1995, a 5.3% improvement. The improvement in gross profit is related to price increases, reduced sales discounts and better control of direct construction costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $11.8 million for the six months ended June 30, 1996 from $13.7 million for the six months ended June 30, 1995. Selling, general and administrative expenses were 15.2% of revenues for the first six months of 1996 compared to 17.0% of revenues for the first six months of 1995. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel expense, media and model home expense and construction related supplies.

     INTEREST EXPENSE. Interest expense for the six months ended June 30, 1996 increased nominally to $3.1 million from $3.0 million for the six months ended June 30, 1995. The average revolving line of credit indebtedness outstanding during the first six months of 1996 was $58.3 compared to $73.8 during the first six months of 1995. The weighted average rate of interest of the Company's revolving line of credit was 8.9% for the six months ended June 30, 1996 compared to 8.8% for the first six months of 1995. Interest expense for the first six months of 1996 did not reflect the full impact of the lower average borrowing during the period because the Company capitalized less interest and recognized more previously capitalized interest during the first six months of 1996 compared to the first six months of 1995. This additional interest expense reflected the reduced level of inventory homes and land and land development costs maintained by the Company during the first six months of 1996 compared to the first six months of 1995.

     PROVISION FOR INCOME TAXES. Income tax expense was $700,000 for the first six months of 1996 compared to an income tax benefit of $1,100,000 for the first six months of 1995. The Company's effective tax rate for the first half of 1996 increased 5.5% over that of the first half of 1995 due principally to the inability to recognize the benefit of certain expenses for tax purposes in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital needs depend upon its sales volume, asset turnover, land acquisition and inventory levels. Traditionally, the Company's principal sources of capital have been bank borrowings and internally generated cash. However, when available, the Company utilizes seller provided financing when purchasing land for development.

     SOURCES AND USES OF CASH

     SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995:

     Net cash provided by operating activities increased $5.0 million for the first six months of 1996 compared to the first six months of 1995. Net cash provided by first half 1996 operating activities was $3.9 million compared to net cash used in operating activities of $1.1 million for the comparable period in 1995. This change was principally the result of net income of $1.2 million for the first half of 1996 versus a net loss of $2.4 million during the first half of 1995, a $3.2 million reduction in real estate inventories during the first half of 1996 compared to a reduction of $900,000 during the first half of 1995 and the receipt of refundable income taxes of $1.0 million during the first half of 1996. Additionally, these increases in operating cash for the first half 1996 were offset by increases in accounts receivable of $1.4 million and decreases in accrued liabilities of $94,000. Net cash used in investing activities decreased $93,000 because of a reduction in expenditures for property and equipment. Net cash provided from financing activities decreased during the first half 1996 as a result of a reduction in seller-provided term debt of $3.9 million and additional borrowings under the revolving line of credit of $200,000.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At June 30, 1996, the Company, owned or controlled either through options or contingent contracts, land that could be developed into approximately 7,300 lots, compared to approximately 8,700 lots at June 30, 1995. Options and contingent contracts expire at varying dates through July 15, 2000. Included in the 7,300 lots at June 30, 1996 and the 8,700 lots at June 30, 1995 were approximately 4,600 lots and 5,000 lots, respectively, that the Company either owned or had non-cancellable contracts to purchase. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time, its evaluation of the future demand for its homes, and the restrictions on land acquisition contained in its loan agreement.

     During the first half 1996, the Company reduced its inventory of potential lots by selling 37 lots and 14.6 acres of land to other builders for $1.1 million and the Company expects to continue to reduce its overall investment in land inventories to the extent that it is strategically prudent to do so.

     At June 30, 1996, the Company had 46 inventory homes (including condominiums) in various stages of construction, which represented an aggregate investment of $3.3 million versus 97 inventory homes (including condominiums) at June 30, 1995 which represented an aggregate investment of $8.9 million. These unsold inventory homes are not reflected in 1996 sales or backlog.

     SELLER-PROVIDED DEBT

     The Company periodically utilizes seller-provided term debt when acquiring land for development. During the first half of 1996 the Company repaid $3.9 million which reduced seller-provided debt to $2.0 million at June 30, 1996. Interest rates on the seller-provided debt generally range from 8.0% to 10.0%. The existing seller-provided term debt matures by the year 2000. In addition to seller-provided financing, the Company also has other term debt consisting of a first mortgage of $2.8 million on its office facility in Dublin, Ohio.

     LAND PURCHASE COMMITMENTS

     At June 30, 1996, the Company had commitments to purchase 103 residential lots and unimproved land at an aggregate cost of $3.5 million, all of which is expected to be funded by September 1997. In addition, at June 30, 1996, the Company had entered into $21.6 million of cancelable obligations to purchase residential lots and unimproved land in which $550,000 in good faith deposits had been invested by the Company. Included in the $21.6 million of cancelable purchase obligations are $900,000 of purchase options with Borror Realty Company, an affiliate of the Company. The majority of the land subject to cancelable obligations is for post-1996 development activities. The Company expects to fund its 1996 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash or from the borrowing capacity available under its bank credit facilities.

     CREDIT FACILITIES

     At June 30, 1996, the Company had $3.9 million available under the revolving credit facility, after adjustment for borrowing base limitations. However, the capacity for borrowing under the revolving line of credit could increase significantly depending upon the Company's utilization of the proceeds. The revolving credit facility matures on June 30, 1997, and is collateralized by mortgages and security interests which the Company has granted to the banks on substantially all of its property and assets. The Company believes that its credit capacity is sufficient to meet seasonal demands in construction activity.

     Borrowings under the revolving credit facility bear interest at the prime commercial rate of interest of the lead bank, which was 8.25% at June 30, 1996. The Company has entered into various agreements which effectively limit its exposure to interest rate fluctuations on those portions of borrowings under floating rate interest arrangements. These agreements provide effective interest rate caps of 9.0% on revolver borrowings of $18.0 million through September 15, 1997 and on additional $10.0 million of revolver borrowings through December 5, 1997. The Company's interest rate floor (collar) agreement requires that it pay the equivalent of a minimum interest rate of 6.0% on $28.0 million of borrowings through December 5, 1997.

     Under the provisions of the revolving credit facility, the Company must adhere to certain restrictive covenants, including restrictions on the Company's ability to purchase land, build inventory homes, pay dividends and incur other borrowings. The most restrictive of these covenants relate to the maintenance of a maximum total liabilities to tangible net worth ratio and a minimum tangible net worth. The Company is required to maintain a maximum total liabilities to tangible net worth ratio of 3.25 to 1.00. However, if the Company's total liabilities to tangible net worth ratio exceeds 2.25 to 1.00 at the end of any quarter, the Company must pay escalating fees. These fees are included in interest expense. The Company had a total liabilities to tangible net worth ratio of 2.39 to 1.00 at June 30, 1996 compared to 3.05 to 1.00 at June 30, 1995.

     On March 19, 1996, the Company amended its revolving credit facility. The purpose of the amendment was to address the unusually harsh late fall and winter weather conditions that reduced the Company's home deliveries in the first quarter of 1996 to less than those anticipated to close in the remaining quarters of 1996. The primary impact of this amendment was to require the Company to maintain a minimum tangible net worth as follows: for the period beginning January 1, 1996, and continuing through and including September 29, 1996, not less than $27.0 million; beginning September 30, 1996, and continuing through and including December 31, 1996, not less than the greater of (i) $27.5 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the period January 1, 1996 through September 30, 1996; beginning December 31, 1996, and continuing at all times thereafter not less than the greater of (i) $29.0 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the fiscal year ending December 31, 1996. At June 30, 1996, the Company had a tangible net worth of $29.8 million. In addition, the provision under which the Company shall not incur a loss in any five consecutive fiscal quarters was amended to become effective with the quarter ending June 30, 1995.

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

NEW FINANCIAL ACCOUNTING STANDARDS

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement principally addresses the valuation of the Company's undeveloped land and land development costs and land and land development costs in process of development. The adoption of this statement did not have an impact on the financial statements.

     Additionally, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting For Stock-Based Compensation". Generally, this statement requires companies to either recognize or disclose on a pro forma basis, compensation expense for grants of stock, stock options, and other equity instruments to employees, based on the new fair value accounting rules. The Company has elected the pro forma disclosure options under this statement, and will include all required pro forma disclosures in its Annual Report for the year ending December 31, 1996.

                               BORROR CORPORATION
                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings.

                  On August 2, 1995, Lawrence Rothstein, Trustee for the
              Lawrence Rothstein Trust, filed a class action in the United States District Court for the Southern District of Ohio (Case No. C2-95-746), against the Company, certain of its present and former directors and officers, and the lead underwriters in the Company's initial public offering. The complaint seeks to allege that the registration statement for the initial public offering contained false and misleading statements and seeks to assert violations of Sections 11, 12(2) and 15 of the Securities Act of 1933. The complaint seeks unspecified compensatory damages, as well as interest, costs and such other relief as the court may deem proper. The Company has filed an answer denying the material allegations of the complaint and expects to prepare and present a vigorous defense. The suit is now in the discovery stage.

Item 2.       Change in Securities.  Not applicable.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              On May 17, 1996, the Company held its Annual Meeting of Shareholders. At the annual meeting, the shareholders ratified the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company in 1996 by the following vote:

                                          Shares For                 Shares Against             Shares Abstaining
                                          ----------                 ---------------            -----------------
                                           5,996,059                       2,500                       2,700

              In addition, the shareholders re-elected as Class II Directors the three nominees of the Board of Directors by the following vote:

                                          Shares For                      Shares Withheld
                                          ----------                     -----------------
              Donald A. Borror             5,979,009                           22,250
              David S. Borror              5,979,009                           22,250
              Pete A. Klisares             5,977,559                           23,700
              Gerald E. Mayo               5,975,359                           25,900

              The term of office of the Class I Directors, Douglas G. Borror,
              C. Ronald Tilley and Terry E. George, continued after the meeting.

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





                                 BORROR CORPORATION
                                 (Registrant)



Date:    August 2, 1996          By:    /s/Douglas G. Borror
                                        --------------------------------------
                                        Douglas G. Borror
                                        Chief Executive and Operating Officer,
                                        President



Date:    August 2, 1996          By:    /s/Jon M. Donnell
                                        --------------------------------------
                                        Jon M. Donnell
                                        Chief Financial Officer, Treasurer
                                        (Principal Financial Officer)



Date:    August 2, 1996          By:    /s/Tad E. Lugibihl
                                        --------------------------------------
                                        Tad E. Lugibihl
                                        Controller
                                        (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.       Description                                                   Location
- -----------       -----------                                                   --------
   2.1            Corporate Exchange and Subscription Agreement                 Incorporated by
                  dated January 20, 1994, between Borror Corporation            reference to Exhibit
                  and Borror Realty Company                                     2.1 to the Company's
                                                                                Registration Statement
                                                                                on Form S-1.
                                                                                (File No. 33-74298), as
                                                                                filed with the Commission
                                                                                on January 21, 1994 and
                                                                                as amended on March 2,
                                                                                1994 (the "Form S-1").

   2.2            Form of First Amendment to Corporate Exchange                 Incorporated by
                  and Subscription Agreement                                    reference to Exhibit
                                                                                2.2 to Form S-1.

   3.1            Amended and Restated Articles of Incorporation of             Incorporated by
                  Borror Corporation                                            reference to Exhibit
                                                                                3.1 to Form S-1.

   3.2            Amended and Restated Code of Regulation of                    Incorporated by
                  Borror Corporation                                            reference to Exhibit
                                                                                3.2 to Form S-1.

   4.             Specimen of Stock Certificate of Borror Corporation           Incorporated by
                                                                                reference to Exhibit 4
                                                                                to Form S-1.

  27.             Financial Data Schedule                                       Page 20