Form 10-Q
period 1996-09-30
BORROR CORP
filed 1996-11-12
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

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

                 Yes  X             No
                     ---               ---

Number of common shares outstanding as of  November 6, 1996:  6,217,820

                               BORROR CORPORATION

                                     INDEX

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements........................................    3

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............   10

PART II       OTHER INFORMATION...........................................   18

SIGNATURES    ............................................................   19

INDEX TO EXHIBITS.........................................................   20

                               BORROR CORPORATION

                                 BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

================================================================================================================
                                                                                  September 30,     December 31,
                                                                                      1996              1995
                                                                                   (unaudited)
                                                                                  -------------     ------------
                                     ASSETS
Cash and cash equivalents                                                           $    777          $    207
Notes and accounts receivable, net:
     Trade                                                                             2,031             1,469
     Due from financial institutions for residential closings                          1,039               421
     Refundable federal income taxes                                                                     1,019
Real estate inventories (Note 3):
     Land and land development costs                                                  48,411            51,312
     Homes under construction                                                         45,990            40,749
     Other                                                                             2,760             2,416
                                                                                    --------          --------
         Total real estate inventories                                                97,161            94,477
                                                                                    --------          --------
Prepaid expenses and other                                                             1,133               678
Other assets                                                                             260               504
Deferred income taxes                                                                    703               840
Property and equipment, at cost:
     Property and equipment                                                            9,130             9,197
     Less accumulated depreciation                                                    (4,165)           (3,781)
                                                                                    --------          --------
         Net property and equipment                                                    4,965             5,416
                                                                                    --------          --------
              Total assets                                                          $108,069          $105,031
                                                                                    ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                                             $  7,327          $  6,444
Deposits on homes under contract                                                       2,010             1,697
Accrued liabilities                                                                    7,671             6,333
Note payable, banks (Note 2)                                                          54,799            53,051
Term debt                                                                              4,804             8,731
                                                                                    --------          --------
         Total liabilities                                                            76,611            76,256
                                                                                    --------          --------
Commitments and contingencies (Note 5)
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
         6,217,820 and 6,213,870 shares issued and outstanding,
         respectively                                                                 30,433            30,416
         Less deferred shares awarded                                                    (26)              (36)
     Retained earnings (deficit)                                                       1,051            (1,605)
                                                                                    --------          --------
         Total shareholders' equity                                                   31,458            28,775
                                                                                    --------          --------
              Total liabilities and shareholders' equity                            $108,069          $105,031
                                                                                    ========          ========


    The accompanying notes are an integral part of the financial statements.

                               BORROR CORPORATION

                              STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  (UNAUDITED)

==============================================================================================================
                                                   Three Months Ended                    Nine Months Ended
                                                        Sept. 30,                            Sept. 30,
                                                 1996               1995               1996            1995
                                              ----------         ----------         ----------      ----------
Revenues                                      $   45,916         $   47,764         $  123,758      $  128,541
Cost of real estate sold                          35,381             40,454             96,323         107,960
                                              ----------         ----------         ----------      ----------
Gross profit                                      10,535              7,310             27,435          20,581
                                              ----------         ----------         ----------      ----------
Selling, general and administrative                6,411              6,504             18,232          20,235
                                              ----------         ----------         ----------      ----------
Income from operations                             4,124                806              9,203             346
Interest expense (Notes 2 and 3)                   1,816              2,192              4,932           5,182
                                              ----------         ----------         ----------      ----------
     Income (loss) before income taxes             2,308             (1,386)             4,271          (4,836)
                                              ----------         ----------         ----------      ----------

Provision for income taxes                           890               (486)             1,615          (1,571)
                                              ----------         ----------         ----------      ----------
         Net income (loss)                    $    1,418         $     (900)        $    2,656      $   (3,265)
                                              ==========         ==========         ==========      ==========

Earnings (loss) per share                     $     0.23         $    (0.15)        $     0.43      $    (0.53)
                                              ==========         ==========         ==========      ==========

Weighted average shares outstanding            6,217,820          6,206,913          6,216,494       6,197,180
                                              ==========         ==========         ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                               BORROR CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                   (UNAUDITED)

==================================================================================================================
                                                    Common Shares
                                            -------------------------                      Retained
                                                                         Deferred Shares   Earnings
                                              Shares         Amount          Awarded       (Deficit)        Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  6,213,870        $ 30,416          $  (36)     $ (1,605)      $ 28,775


     Net income                                                                               2,656          2,656

     Shares issued - shares awarded             3,950              17                                           17

     Deferred compensation                                                         10                           10
------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                 6,217,820        $ 30,433          $  (26)     $  1,051       $ 31,458
------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of the financial statements.

                               BORROR CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

===============================================================================================================

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                      1996               1995
                                                                                    -------             -------
Cash flows from operating activities:
     Net income (loss)                                                              $ 2,656             $(3,265)
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation and amortization                                                  763               1,006
         Loss on disposal of property and equipment                                     135
         Allowance for doubtful accounts                                                221                  90
         Reserve for real estate inventories                                            244                 150
         Issuance of common shares                                                       17                  54
         Deferred income taxes                                                          137                (486)
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                             (1,401)                494
              Decrease (increase) in refundable federal income tax                    1,019              (1,085)
              (Increase) decrease in real estate inventories                         (2,928)              7,785
              (Increase) decrease in prepaid expenses and other                        (455)                 34
              Decrease in other assets                                                   77                 183
              Increase (decrease) in accounts payable                                   883                (960)
              Increase in deposits on homes under contract                              313                 350
              Increase in accrued liabilities                                         1,338               1,968
                                                                                    -------             -------
                  Net cash provided by operating activities                           3,019               6,318
Cash flows from investing activities:
     Purchase of property and equipment                                                (270)               (526)
                                                                                    -------             -------
                  Net cash used in investing activities                                (270)               (526)
Cash flows from financing activities:
     Proceeds from note payable, banks                                                1,748
     Payments on note payable, banks                                                                     (4,361)
     Payments on term debt                                                           (3,927)             (1,427)
                                                                                    -------             -------
                  Net cash used in financing activities                              (2,179)             (5,788)
                                                                                    -------             -------
         Net increase in cash and cash equivalents                                      570                   4
Cash and cash equivalents, beginning of period                                          207                 202
                                                                                    -------             -------
         Cash and cash equivalents, end of period                                   $   777             $   206
                                                                                    =======             =======

Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)                                     $   803             $ 1,745
                                                                                    =======             =======
     Income taxes paid                                                              $ 1,153             $    72
                                                                                    =======             =======

Supplemental disclosures of non cash financing activities:
     Land acquired by purchase contract or seller financing                              --             $ 3,160
                                                                                    =======             =======

    The accompanying notes are an integral part of the financial statements.

                               BORROR CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   BASIS OF PRESENTATION:

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

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the three months and nine months ended September 30, 1995 financial information to conform to the September 30, 1996 presentation. These reclassifications relate primarily to a change of expense from cost of real estate sold to selling, general and administrative in order to make the Company's financial statements more comparable to other home building companies.

2.   NOTE PAYABLE, BANKS:

         The Company's amended and restated loan agreement provides for a revolving credit facility of $90.0 million. Up to $10 million of this facility may be used to issue standby letters of credit. This credit facility matures on June 30, 1997 and is collateralized by mortgages and security interests on substantially all of the Company's property and assets. Borrowings under the credit facility bear interest at the prime commercial rate of interest of the lead bank except that $15.0 million of borrowings were at 7.1% per annum through August 27, 1995.

         In March 1996, the Company amended its revolving credit facility to require the Company to maintain a minimum tangible net worth as follows: for the period beginning January 1, 1996, and continuing through and including September 29, 1996, not less than $27.0 million; beginning September 30, 1996, and continuing through and including December 31, 1996, not less than the greater of (i) $27.5 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the period January 1, 1996 through September 30, 1996; beginning December 31, 1996, and continuing at all times thereafter not less than the greater of (i) $29.0 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the fiscal year ending December 31, 1996. At September 30, 1996, the Company had a tangible net worth of $31.5 million.

                               BORROR CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                                  (UNAUDITED)

2.   NOTE PAYABLE, BANKS (CONT):

         In October 1996, the Company reached tentative agreement with its bank lending group to extend the term of its revolving credit facility from June 30, 1997 to June 30, 1998. The new agreement is expected to include terms and conditions similar to the existing agreement. However, it is expected that new acquisition of land will no longer be specifically restricted. In addition, it is expected that the ratio of uncommitted land holdings to tangible net worth will be lowered from the present ratio of
     2.00 to 1.00 to 1.75 to 1.00. Completion of the extension agreement is expected in December 1996.

3.   CAPITALIZED INTEREST:

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. Capitalized interest related to housing construction costs and finished lots is included in interest expense in the period the home is closed. Capitalized interest related to land under development and construction in progress was $2.2 million and $2.9 million at September 30, 1996 and December 31, 1995, respectively. The following table summarizes the activity with respect to capitalized interest:

                                                 Three Months Ended                      Nine Months Ended
                                                    September 30,                          September 30,
                                               1996                1995             1996                1995
                                          -------------       -------------     -------------      -------------
Interest incurred                         $   1,437,000       $   1,772,000     $   4,375,000      $   5,244,000
Interest capitalized                         (1,080,000)         (1,512,000)       (3,553,000)        (4,439,000)
                                          -------------       -------------     -------------      -------------
     Interest expensed directly                 357,000             260,000           822,000            805,000

Previously capitalized interest
  charged to interest expense                 1,459,000           1,932,000         4,110,000          4,377,000
                                          -------------       -------------     -------------      -------------
     Total interest expense               $   1,816,000       $   2,192,000     $   4,932,000      $   5,182,000
                                          =============       =============     =============      =============

4.   INCENTIVE STOCK PLAN:

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

         Aggregate activity pursuant to the Incentive Stock Plan since December 31, 1995 consists of the following:

                                                                                            Shares
                                                                               Options      Awarded       Total
                                                                               -------      -------       -----
         Balance at December 31, 1995                                          204,000       31,870      235,870
         Options granted and shares awarded during period                      268,500        3,950      272,450
         Options cancelled  during period                                      (46,000)                  (46,000)
                                                                               -------       ------      -------
         Balance at September 30, 1996                                         426,500       35,820      462,320
                                                                               =======       ======      =======

         Maximum shares reserved for issuance under this plan are:                                       500,000
         Option prices per share range from $3.25 to $4.50

     Common share equivalents in the form of stock options are excluded from the calculation of weighted average shares outstanding at September 30, 1996, because the potential dilutive impact from exercising these options would either be anti-dilutive or have a less than 3% dilutive effect on earnings per share.

5.   LITIGATION:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Although the 30-year fixed rate FHA mortgage interest rates continued to rise from 7.50% at December 31, 1995 to 8.50% at September 30, 1996, demand for the Company's homes remained strong as evidenced by the 1,055 sales contracts recorded by the Company during the first nine months of 1996. The Company's backlog of 789 homes at September 30, 1996 resulted from the substantial number of 1996 sales, fewer closings attributed to seasonal weather conditions and tight subcontractor labor markets.

     Gross profit as a percentage of revenues continued to improve over those reported in previous quarters. Gross profit increased to 22.9% of revenues for third quarter 1996 compared to 15.3.% of revenues for third quarter 1995. This improvement reflected more restrictive sales discounting policies and increased emphasis on direct construction cost controls.

     COMPANY OUTLOOK

     The Company expects to be solidly profitable during fourth quarter 1996. However remaining 1996 home closings and resulting revenues will continue to be influenced by the Company's production capacity, which the Company is striving to expand. Additionally, in an effort to improve profitability and to better ensure greater market penetration, the Company is emphasizing the sale of higher end homes.

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

     SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in home-building activity levels. Closings and revenues normally increase in the third and fourth quarters. The Company believes that this seasonality reflects the tendency of homebuyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can also accelerate or delay the scheduling of closings.

     The following table sets forth certain data for each of the last nine quarters:

              THREE                                                    SALES                                      BACKLOG
             MONTHS                          REVENUES                CONTRACT              CLOSINGS           (AT PERIOD END)
              ENDED                       (IN THOUSANDS)            (IN UNITS)            (IN UNITS)            (IN UNITS)
=============================================================================================================================
         Sept. 30, 1994                       $46,728                   216                   326                   628
         Dec. 31, 1994                        $53,585                   270                   377                   521
         March 31, 1995                       $34,556                   306                   250                   577
         June 30, 1995                        $46,221                   359                   325                   611
         Sept. 30, 1995                       $47,764                   334                   322                   623
         Dec. 31, 1995                        $49,571                   254                   309                   568
         March 31, 1996                       $36,318                   425                   255                   738
         June 30, 1996                        $41,524                   325                   278                   785
         Sept 30, 1996                        $45,916                   305                   301                   789

     At September 30, 1996, the aggregate sales value of homes in backlog was $115,031,000 compared to $83,167,000 at December 31, 1995. The average price of homes in backlog at September 30, 1996 decreased to $145,793 from $146,421 at December 31, 1995.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                             1996            1995            1996             1995
                                                            -----           -----           -----            -----
     Revenues........................................       100.0%          100.0%          100.0%           100.0%
     Cost of real estate sold........................        77.1            84.7            77.8             84.0
                                                            -----           -----           -----            -----
         Gross profit................................        22.9            15.3            22.2             16.0
     Selling, general & administrative expenses......        13.9            13.6            14.8             15.7
                                                            -----           -----           -----            -----
         Income from operations......................         9.0             1.7             7.4              0.3
     Interest expense................................         4.0             4.6             4.0              4.0
     Income tax provision (benefit)..................         1.9            (1.0)            1.3             (1.2)
                                                            -----           -----           -----            -----
         Net income (loss)...........................         3.1%           (1.9%)           2.1%            (2.5%)
                                                            =====           =====           =====            =====

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
     TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     REVENUES. Revenues for the third quarter 1996 were $45.9 million compared to $47.8 million for the third quarter 1995, a $1.9 million or 4.0% decrease. The Company closed 301 homes during third quarter 1996 compared to 322 homes closed during third quarter 1995. The decrease in the number of homes closed is attributed to construction delays due to difficult weather conditions during the first several months of the current year and to fewer inventory homes closed in the current period compared to the number closed during third quarter 1995. The average price of homes closed during third quarter 1996 increased to $148,847 from $144,978 during third quarter 1995, or 2.7%, due to price increases and reduced sales discounts. Included in revenues are other revenues, consisting principally of the sale of land and building supplies to other builders, which amounted to $1.1 million for both third quarter 1996 and third quarter 1995.

     GROSS PROFIT. Gross profit increased to 22.9% of revenues for third quarter 1996 from 15.3% of revenues for third quarter 1995, an increase of 7.6%. The improved third quarter 1996 gross profit is attributable to price increases, reduced sales discounts and better control of direct construction costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses remained relatively stable at $6.4 million for third quarter 1996 compared to $6.5 million for third quarter 1995. As a percentage of revenues, selling, general and administrative expenses increased to 13.9% during third quarter 1996 from 13.6% during third quarter 1995. The increase in the percentage of selling, general and administrative expenses for third quarter 1996 is due to reduced sales revenues compared to the same period in the prior year.

     INTEREST EXPENSE. Interest expense charged to operations decreased $400,000 to $1.8 million for third quarter 1996 compared to $2.2 million for third quarter 1995. The average revolving line of credit indebtedness outstanding was $59.2 million and $65.0 million for the third quarter of 1996 and 1995, respectively. The weighted average rate of interest of the Company's revolving line of credit was 8.8% for the third quarter of 1996 compared to 9.0% for the third quarter of 1995. The change to net capitalized interest expense between the two quarters remained stable.

     PROVISION FOR INCOME TAXES. Income tax expense was $900,000 for the third quarter of 1996 versus an income tax benefit of $500,000 for the third quarter of 1995. The Company's effective tax rate increased to 38.6% during the third quarter 1996 compared to an effective tax benefit rate of 35.1% during the third quarter 1995 due principally to the inability to utilize certain deductions for tax purposes during 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     REVENUES. Revenues for the nine months ended September 30, 1996 were $123.8 million compared to $128.5 million for the nine months ended September 30, 1995, a $4.7 million or 3.7% decrease. The Company closed 834 homes during the first nine months of 1996 compared to 897 homes during the same period in 1995. The reduction in homes closed during the first nine months of 1996 was attributed to construction delays due to the difficult weather conditions experienced by the Company during the first several months of 1996 and to a larger number of inventory homes closed in the first nine months of 1995 compared to the number closed during the same period in 1996. Although fewer homes were closed in the first nine months of 1996 than in 1995, the average price of homes closed increased to $145,171 during the first nine months of 1996 from $140,058 during the first nine months of 1995, or a 3.7% increase between the two periods. This increase in average sale price was due to price increases and reduced sales discounts. Included in revenues are other revenues, consisting principally of the sale of land and building supplies to other builders, which were $2.7 million for the first nine months of 1996 compared to $2.9 million for the first nine months of 1995.

     GROSS PROFIT. Gross profit increased to 22.2% of revenues for the first nine months of 1996 from 16.0% for the first nine months of 1995, a 6.2% improvement. The improvement in gross profit is related to price increases, reduced sales discounts and better control of direct construction costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $18.2 million for the nine months ended September 30, 1996 from $20.2 million for the nine months ended September 30, 1995. Selling, general and administrative expenses were 14.8% of revenues for the first nine months of 1996 compared to 15.7% of revenues for the first nine months of 1995. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel expense, media and model home expense and construction related supplies.

     INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1996 decreased to $4.9 million from $5.2 million for the comparable period in 1995. The average revolving line of credit indebtedness outstanding during the first nine months of 1996 was $58.6 million compared to $70.8 million during the first nine months of 1995. The weighted average rate of interest of the Company's revolving line of credit was 8.6% for the nine months ended September 30, 1996 compared to 8.8% for the first nine months of 1995. Interest expense for the first nine months of 1996 did not reflect the full impact of the lower average borrowing during the period primarily because the Company recognized more net capitalized interest expense during the first nine months of 1996 compared to the first nine months of 1995. This additional interest expense reflected the reduced level of inventory homes and land and land development costs maintained by the Company during the first nine months of 1996 compared to the first nine months of 1995.

     PROVISION FOR INCOME TAXES. Income tax expense was $1.6 million for the first nine months of 1996 compared to an income tax benefit of $1.6 million for the first nine months of 1995. The Company's effective tax rate increased to 37.8% during the first nine months of 1996 compared to an effective tax benefit rate of 32.5% for the first nine months of 1995 due principally to the inability to utilize certain deductions for tax purposes during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital needs depend upon its sales volume, asset turnover, land acquisition and inventory levels. Traditionally, the Company's principal sources of capital have been bank borrowings and internally generated cash. However, when available, the Company utilizes seller provided financing when purchasing land for development.

     SOURCES AND USES OF CASH

     NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:

     Net cash provided by operating activities during the first nine months of 1996 was $3.0 million compared to $6.3 million for the comparable period in 1995. Net income for the first nine months of 1996 provided cash flow of $2.7 million compared to a use of cash resulting from a loss of $3.3 million for the same period in 1995. In addition, $1.0 million in refundable income taxes were received in 1996. Also, an increase in accounts payable provided operating activities with cash flow of $900,000 compared to using cash of $1.0 million in 1995. These amounts were offset by increases in real estate inventories in 1996 of $2.9 million compared to reduced real estate inventories in 1995 of $7.8 million. Additionally, increases in accounts receivable, prepaid expenses and other resulted in a $1.9 million use of cash in 1996 compared to providing cash of $528,000 in 1995. Net cash used in investing activities decreased $ 256,000 because of a reduction in expenditures for property and equipment. Net cash used in financing activities decreased to $2.2 million in 1996 compared to a $5.8 million reduction in 1995 as a result of increasing real estate inventories during 1996.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At September 30, 1996, the Company, owned or controlled either through options or contingent contracts, land that could be developed into approximately 7,400 lots, compared to approximately 8,400 lots at September 30, 1995. Options and contingent contracts expire at varying dates through July 31, 2000. Included in the 7,400 lots at September 30, 1996 and the 8,400 lots at September 30, 1995 were approximately 4,900 lots and 5,200 lots, respectively, that the Company either owned or had non-cancellable contracts to purchase. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time, its evaluation of the future demand for its homes, and the restrictions on land acquisition contained in its loan agreement.

     Homes under construction fluctuate depending upon the time of year and the number of contracts the Company has in backlog. Generally the inventory of homes under construction increases during the second and third quarters of the year. However, because of the Company's emphasis on reducing unsold inventory homes in 1995, the Company actually experienced a decrease in real estate inventories during the first nine months of 1995. 1996 has been a more typical year with homes under construction continuing to increase during the third quarter because of the high volume of construction activity required to accommodate a larger backlog of contracts. The Company's investment in homes under construction at September 30, 1996 decreased to $46.0 million from $48.1 million at September 30, 1995.

     The Company intends to maintain a limited number of unsold inventory homes for customers who desire occupancy within 60 to 90 days. However, the Company carefully monitors the number of unsold inventory homes with the objective of preventing a build-up of excess unsold inventory. The number of contracts cancelled by customers with homes under construction impacts the number of unsold inventory homes and may cause the number of unsold inventory homes to be more or less than the number the Company feels is optimum. At September 30, 1996, the Company had 111 unsold inventory homes, including 35 condominiums, in various stages of construction, which represented an aggregate investment of $6.9 million versus 99 unsold inventory homes, including 44 condominiums, at September 30, 1995 which represented an aggregate investment of $8.2 million. These unsold inventory homes are not reflected in 1996 sales or backlog. Also, included in the real estate inventories are building materials and supplies stored at the Company's lumber yard site.

     Additionally, during the first nine months of 1996, the Company sold 61 lots and 14.6 acres of land to other builders for $1.8 million and the Company expects to continue to reduce its overall investment in land inventories to the extent that it is strategically prudent to do so.

     SELLER-PROVIDED DEBT

     The Company periodically utilizes seller-provided term debt when acquiring land for development. During the first nine months of 1996 the Company repaid $3.9 million of seller-provided term debt compared to $2.0 million at September 30, 1996. Interest rates on the seller-provided term debt generally range from 8.0% to 10.0%. The existing seller-provided term debt matures by the year 2000. In addition to seller-provided financing, the Company also has other term debt consisting of a first mortgage of $2.8 million on its office facility in Dublin, Ohio.

     LAND PURCHASE COMMITMENTS

     At September 30, 1996, the Company had commitments to purchase 87 residential lots and unimproved land at an aggregate cost of $2.9 million, all of which is expected to be funded by September 1997. In addition, at September 30, 1996, the Company had entered into $ 20.4 million of cancelable obligations to purchase residential lots and unimproved land in which $600,000 in good faith deposits had been invested by the Company. Included in the $ 20.4 million of cancelable purchase obligations are $2.0 million of purchase options with Borror Realty Company, an affiliate of the Company. The majority of the land subject to cancelable obligations is for post-1996 development activities. The Company expects to fund its capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash or from the borrowing capacity available under its bank credit facilities.

     CREDIT FACILITIES

     At September 30, 1996, the Company had $7.3 million available under the revolving credit facility, after adjustment for borrowing base limitations. However, the capacity for borrowing under the revolving line of credit could increase depending upon the Company's utilization of the proceeds. The revolving credit facility matures on June 30, 1997, and is collateralized by mortgages and security interests which the Company has granted to the banks on substantially all of its property and assets. The Company believes that its credit capacity is sufficient to meet expected seasonal demands in construction activity.

     Borrowings under the revolving credit facility bear interest at the prime commercial rate of interest of the lead bank, which was 8.25% at September 30, 1996. The Company has entered into various agreements which effectively limit its exposure to interest rate fluctuations on those portions of borrowings under floating rate interest arrangements. These agreements provide effective interest rate caps of 9.0% on revolver borrowings of $18.0 million through September 15, 1997 and on an additional $10.0 million of revolver borrowings through December 5, 1997. The Company's interest rate floor (collar) agreement requires that it pay the equivalent of a minimum interest rate of 6.0% on $28.0 million of borrowings through December 5, 1997.

     Under the provisions of the revolving credit facility, the Company must adhere to certain restrictive covenants, including restrictions on the Company's ability to purchase land, build inventory homes, pay dividends and incur other borrowings. The most restrictive of these covenants relate to the maintenance of a maximum total liabilities to tangible net worth ratio and a minimum tangible net worth. The Company is required to maintain a maximum total liabilities to tangible net worth ratio of 3.25 to 1.00. However, if the Company's total liabilities to tangible net worth ratio exceeds 2.25 to 1.00 at the end of any quarter, the Company must pay escalating fees. These fees are included in interest expense. The Company had a total liabilities to tangible net worth ratio of 2.42 to 1.00 at September 30, 1996 compared to 3.00 to 1.00 at September 30, 1995.

     In March 1996, the Company amended its revolving credit facility to require the Company to maintain a minimum tangible net worth as follows: for the period beginning January 1, 1996, and continuing through and including September 29, 1996, not less than $27.0 million; beginning September 30, 1996, and continuing through and including December 31, 1996, not less than the greater of (i) $27.5 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the period January 1, 1996 through September 30, 1996; beginning December 31, 1996, and continuing at all times thereafter not less than the greater of (i) $29.0 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the fiscal year ending December 31, 1996. At September 30, 1996, the Company had a tangible net worth of $31.5 million.

     In October 1996, the Company reached tentative agreement with its bank lending group to extend the term of its revolving credit facility from June 30, 1997 to June 30, 1998. The new agreement is expected to include terms and conditions similar to the existing agreement. However, it is expected that new acquisition of land will no longer be specifically restricted. In addition, it is expected that the ratio of uncommitted land holdings to tangible net worth will be lowered from the present ratio of 2.00 to 1.00 to 1.75 to 1.00. Completion of the extension agreement is expected in December 1996.

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

NEW FINANCIAL ACCOUNTING STANDARDS

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement principally addresses the valuation of the Company's undeveloped land and land development costs and land and land development costs in the process of development. The adoption of this statement did not have an impact on the financial statements.

     Additionally, the Company in 1996 adopted Statement of Financial Accounting Standards No. 123 "Accounting For Stock-Based Compensation." Generally, this statement requires companies to either recognize or disclose on a pro forma basis, compensation expense for grants of stock, stock options, and other equity instruments to employees, based on the new fair value accounting rules. The Company has elected the pro forma disclosure options under this statement, and will include all required pro forma disclosures in its Annual Report for the year ending December 31, 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders:  Not Applicable

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

                                    BORROR CORPORATION
                                    (Registrant)


Date:    November 8, 1996           By: /s/ Douglas G. Borror
                                        ---------------------------------------
                                        Douglas G. Borror
                                        Chief Executive Officer,
                                        President (Principle Executive Officer)


Date:    November 8, 1996           By: /s/ Jon M. Donnell
                                        ---------------------------------------
                                        Jon M. Donnell
                                        Chief Operating Officer,
                                        Chief Financial Officer
                                        (Principle Financial Officer)


Date:    November 8, 1996           By: /s/ Tad E. Lugibihl
                                        ---------------------------------------
                                        Tad E. Lugibihl
                                        Controller
                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.       Description                                                   Location
-----------       -----------                                                   --------
   3.1            Amended and Restated Articles of Incorporation of             Incorporated by
                  Borror Corporation                                            reference to Exhibit
                                                                                3.1 to the Company's
                                                                                Registration Statement
                                                                                On Form S-1.
                                                                                (File No. 33-74298), as
                                                                                filed with the Commission on
                                                                                January 21, 1994 and as
                                                                                amended on March 2,
                                                                                1994 (the Form S-1").

   3.2            Amended and Restated Code of Regulation of                    Incorporated by
                  Borror Corporation                                            reference to Exhibit
                                                                                3.2 to Form S-1.

   4.             Specimen of Stock Certificate of Borror Corporation           Incorporated by
                                                                                reference to Exhibit 4
                                                                                to Form S-1.

10.22             Employment Agreement dated May 17, 1996 between               Page 21
                  Borror Corporation and Jon M. Donnell

27.               Financial Data Schedule                                       Page 34