Form 10-K405
period 1996-12-31
BORROR CORP
filed 1997-03-26
CIK 917857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996

         (    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from _____________ to _____________

                         Commission File Number: 0-23270

                               BORROR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                  31-1393233
      ------------------------------                -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      5501 Frantz Road, Dublin, Ohio                        43017
      ------------------------------                        -----
 (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 614-761-6000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares with no par value;
                        --------------------------------
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filer pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based upon the closing sale price reported on the NASDAQ National Market on March 17, 1997, the aggregate market value of the Common Shares of the Registrant held by non-affiliates (assuming, for this purpose, that all executive officers and directors are affiliates) on that date was $9,665,000.

As of  March 17, 1997 there were 6,239,153 Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    1.   Definitive Proxy Statement for the Annual Meeting of
         Shareholders to be held on May 7, 1997 (in pertinent
         part, as indicated).......................................PART III.

                                     PART I

ITEM 1  BUSINESS
        --------

BACKGROUND

     Borror Corporation is a leading builder of single family homes in Central Ohio. Home-building is the only business segment in which the Company operates. The Company was incorporated in Ohio in October 1993. The Company's home-building business was started in 1976 by Donald Borror, Chairman of the Board of the Company. Prior to the consummation of the Company's initial public offering in March 1994, the business of the Company was operated as part of the homebuilding and related divisions (the "Homebuilding Divisions") of Borror Realty Company ("BRC"), an Ohio corporation incorporated in 1946. In connection with the Company's initial public offering, the Company and BRC entered into a Corporate Exchange and Subscription Agreement pursuant to which the Company acquired substantially all of the operating assets of the Homebuilding Division.

PRODUCTS

     The Company markets its homes under the "Dominion Homes(SM)" tradename. The Company offers three series of single-family homes and a series of condominiums that are differentiated by size, price, standard features and available options. This product diversity allows the Company to target specific market segments and appeal to a wide range of homebuyers. The Company's products range from starter homes to executive homes with prices from $97,000 to more than $300,000. The Century Series are single family homes generally ranging in size from 1,100 to 1,600 square feet and in price from $97,000 to $130,000 and are targeted to appeal primarily to young, first-time homebuyers. The Celebrity Series are single family homes ranging in size from 1,700 to 2,200 square feet and in price from $130,000 to $180,000 and are targeted to appeal to both first time and first move-up homebuyers. The Tradition Series are single family homes ranging in size from 2,000 to 2,800 square feet and in price from $160,000 to more than $300,000 and are targeted to appeal primarily to existing homeowners who desire to move up to larger homes with more amenities. The Company's condominiums generally range in size from 1,550 to 2,500 square feet and in price from $110,000 to $200,000 and are targeted to appeal to singles and couples without children, including "empty-nesters," who want the benefits of home ownership without the maintenance and upkeep required for single family homes.

     The Company constructs each of its single family homes and condominiums using a "stick built" process in which the frame is fit to the exact dimensions of the foundation. The Company is a "full option" homebuilder. Each of the Company's homes has a standard design and basic features. After the purchaser has chosen a home from among the 34 standard floor plans and elevations offered for single family homes, the purchaser can "customize" the home through the selection, at additional cost, of structural options and exterior/interior options from the variety of such options that are available for that particular home. Structural options include two-foot side wall extensions, side-load garages and master bathrooms. Exterior/interior options include upgrades on bathroom and kitchen fixtures, kitchen cabinets, tiles and floorings. The Company's homes feature nationally recognized and industry leading brand names, including Trane(R) natural gas furnaces, Atria vinyl windows and sliding glass doors, Armstrong(R) flooring, Wilsonart(R) decorative laminate, and the Kohler(R) family of bathroom and kitchen fixtures.

LAND ACQUISITION AND DEVELOPMENT

     It has been the practice of the Company to develop most of the lots on which it builds its homes. The Company generally does not buy unimproved land for speculation, and generally limits its investment in unimproved land to an amount that it expects to be able to develop and sell within five years. Although the Company purchases land and engages in land development activities primarily for the purpose of furthering its own homebuilding activities, the Company also sells unimproved land and finished lots to other developers and homebuilders. Sales of unimproved land and developed lots totaled $2.4 million in 1996.

     To limit its risk, the Company attempts to control land through the use of option contracts and contingent purchase contracts. These contracts condition the Company's obligation to purchase land upon the Company's review and approval of such matters as zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, levels of taxation, traffic patterns, development costs, title matters and other property-related criteria.

     The Company occasionally enters into joint venture agreements with other homebuilders to own and develop communities. The primary reason is to limit the Company's exposure to owning large amounts of land in a single community and the risks associated with longer holding periods for those larger communities. While the Company anticipates primarily forming joint ventures with unaffiliated homebuilders, it has purchased finished lots in certain communities which were developed by BRC under various joint venture agreements. The lots were purchased pursuant to a Land Option Agreement with BRC at a purchase price equal to the lesser of (1) BRC's adjusted tax basis in such lots plus $500 per lot or (2) the fair market value of such lots. Such purchases totaled approximately $8.2 million for the year ended December 31, 1996.

     The following table sets forth the Company's land inventory as of December 31, 1996:

                                                             Unimproved
                                                                Land         Total
                                Finished      Lots Under      Estimated    Estimated
  Land Inventory                  Lots       Development        Lots         Lots
  --------------                  ----       -----------     ----------    ---------

  Owned by the Company             678            117           3,891        4,686
  Controlled by the Company         94              0           2,762        2,856
                                 -----          -----           -----        -----
                                   772            117           6,653        7,542

     Land Inventory owned by the Company includes land titled in the Company's name or to which the Company is committed to purchase. Land Inventory controlled by the Company represents land the Company has the right to acquire under contingent purchase contracts and option contracts, including option contracts with BRC which include 93 finished lots and unimproved land which the Company expects will be developed into an estimated 149 finished lots.

     After the acquisition of unimproved land, the Company's engineering and design professionals develop it to the Company's specifications. The Company's development activities include obtaining any necessary zoning, environmental and other governmental approvals, planning and engineering of the community and construction of streets, sewers, water and drainage facilities and other improvements. In developing land, the Company is required by some municipalities and other governmental authorities to provide letters of credit for sewer, streets and other improvements. At December 31, 1996, the Company had an aggregate of $5.0 million of letters of credit outstanding for these purposes. The Company does not believe that any of the outstanding letters of credit are likely to be drawn upon.

     The Company designs each of its residential communities to have its own identity. Through its control over the details of development, from the placement of streets to the design of each community entryway, the Company creates in each of its communities a distinctive look of quality and success. The Company generally completes the sale of homes in its communities in time periods that range from one to four years from first to last sale, with smaller communities generally taking less time to complete than larger ones. In addition, the Company typically incorporates a Homeowner Association for communities with common areas to ensure the continued maintenance of the common areas after the community is developed.

SALES AND MARKETING

     The Company conducts its home sales from on-site sales offices in furnished model homes. Each sales representative is trained and equipped to fully explain the features and benefits of the Company's homes, to determine which home best suits the customer's needs and to explain the construction process. The Company devotes significant attention to the training and re-training of all sales representatives to assure the highest levels of professionalism and product knowledge. The Company believes that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables the Company to communicate a consistent message to its customers. Sales representatives are compensated on a commission and bonus basis. At December 31, 1996, the Company employed 29 sales representatives and operated 26 model homes, of which 5 were leased from BRC.

     The Company offers a "Helping Hand Program" to purchasers of homes in the Century Series and some of the homes in the Celebrity Series. The Helping Hand Program is a work equity program approved by the U.S. Department of Housing and Urban Development ("HUD") which permits homebuyers to reduce their down payments by performing some of the more minor construction tasks themselves. Through training seminars conducted monthly by Company personnel at its corporate offices, participating homebuyers receive step-by-step guidance on completing these tasks. The Company aggressively markets this program because it enables the Company to sell homes to first-time homebuyers who otherwise would not have the down payment necessary to qualify for mortgage financing. This program also allows homebuyers to purchase more expensive homes than they otherwise would qualify to buy.

     Sales of the Company's homes are made pursuant to standard sales contracts which are generally subject to certain contingencies, including the obtaining of mortgage financing by the purchaser or the sale of the purchaser's existing home. These contracts generally require the purchaser to make a $500 deposit at the time of execution of the contract and to pay the balance of the cash down payment, typically up to 3.0% of the purchase price, at the start of construction.

     The Company advertises in newspapers and magazines, by direct mail, on billboards and on radio and television. The Company's advertising typically emphasizes the quality of its homes, the location of its communities and the wide variety of its home styles and options. A portion of the Company's advertising is done on a co-op basis with suppliers which contribute to the Company's advertising budget and are featured in the Company's advertisements.

     The Company uses promotional and sales incentives such as discounts on the purchase price of its homes or options to market its products. It is the Company's intention to use this practice on a selective or seasonal basis to target slow moving areas and stabilize production capacity. The Company also offers a discount to customers who previously purchased one of its homes, to employees of subcontractors it uses in the building process, and to certain of its own employees.

     The Company welcomes independent broker participation because it believes that such participation introduces the Company to customers who might not otherwise consider purchasing a home from the Company. During 1996, the Company paid commissions to independent brokers on 634 homes with an aggregate sales price of $93.2 million.

DESIGN AND CONSTRUCTION

     The Company employs a full-service architectural department which controls the design of its homes. Each home design is value-engineered for greater efficiency in the building process and lower cost to the purchaser. For example, where possible, back-to-back bathrooms are designed to avoid the need for multiple drains and room sizes are designed to correspond to standard carpet widths to avoid the expense and waste involved in cutting carpet. On an ongoing basis, the design team utilizes the Company's knowledge of the Central Ohio market and the feedback gained from its customers to create new designs and modify existing designs to keep pace with changing consumer preferences.

     The design team of the Company is aided by a computer graphics design system. This system provides the Company with greater flexibility in creating new designs and modifying existing designs and enhances the Company's ability to accurately estimate the materials necessary for a particular design.

     The Company acts as the general contractor for the construction of its homes. The Company's construction superintendents, together with the production managers they report to, monitor construction, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes.

     The use of subcontractors by the Company enables it to minimize its investment in employees, equipment and building supply inventory. This practice also increases the Company's flexibility in responding to changes in the demand for housing. The Company has had long business relationships with many of its subcontractors. These relationships, coupled with the volume and efficient design of homes built by the Company, enable the Company to negotiate favorable agreements with its subcontractors.

     Through its ownership of a lumberyard which allows it to purchase its lumber directly from mills and wholesalers, the Company has reduced its exposure to risks of inadequate supply and significant price fluctuations. From time to time the Company purchases lumber for delayed delivery to ensure adequate supply and predictable cost. During 1996, approximately 95% of the lumber purchased through the lumberyard was used by the Company and the rest was sold to unaffiliated parties.

     The Company has implemented various administrative systems to support its construction operations. For instance, the Company's management information system allows the Company to control construction costs by making available the information necessary to monitor subcontractor performance and expenditures on each home. All subcontracted work is authorized by work orders, the cost of any deviation from the work order must be approved for payment by the Company's construction superintendents, and all significant cost variances are investigated. These techniques permit the Company to effectively monitor gross profit margins.

DECORATING CENTER

     Since the introduction of the decorating center concept in 1990, the Company has been able to offer customers full service advice in the decorating process. Providing the ambiance of a quality retail store, the decorating center features full-sized samples and vignettes and a computer that depicts the exterior of the customer's home. These features allow the customer to visualize color combinations and options, feel the textures and picture how the selections work together. The Company's full-time, experienced decorating consultants are available daily to assist the customer in making selections from among hundreds of options on display at the decorating center, from bathroom fixtures to outdoor siding. Management believes that the decorating center reduces customer anxiety in the decorating and selection process and significantly contributes to customer satisfaction.

CUSTOMER SATISFACTION PROGRAM

     The Company's strategy focuses every aspect of its operation on satisfying the customer. The Company recognizes that, for most customers, the purchase of a home represents the single largest investment that they will ever make. The Company strives to ensure the soundness of this investment through the delivery of quality homes that are located in attractive communities and that provide lasting value.

     The Company also understands that many prospective customers are uncertain about how to choose a homebuilder and a home and have little knowledge about home construction. Accordingly, every phase of the Company's operations, from the beginning of the selling process through construction, closing and service after the closing, educates and involves the customer in the homebuilding process.

     Promptly after receiving a signed contract, a customer representative is assigned to interact with the customer during the entire building process and to answer questions and direct any concerns to the appropriate persons. At a pre-construction conference, the construction superintendent assigned to the customer's home meets with the customer to review the home plans and explain the construction process and schedule. Because the Company wants the customer to see the quality built into the customer's home, the customer is invited to visit the home site at any time during the course of construction.

     The Company's warranty program is designed to provide the customer with peace of mind. Because of the Company's attention to quality and its commitment to "doing it right the first time," the Company offers a comprehensive warranty program that features a two-year warranty covering all mechanical elements (including heating, plumbing and electrical systems), roof, windows and doors, as well as a twenty-five year warranty covering all major structural components. The warranty on each home is automatically transferable to subsequent owners of the home. The Company also passes along to its customers all warranties provided by manufacturers and suppliers.

     The Company invites each customer after closing to complete questionnaires that rate the customer's sales representative, construction superintendent, decorating consultant and customer representative and provide certain other information regarding the customer's homebuilding experience. The Company uses the answers to such questionnaires to refine its products, programs and services to assure that the Company continues to be responsive to its customers.

CUSTOMER FINANCING

     The Company currently does not offer customer financing since it does not own or operate a mortgage lending business. However, the Company does assist customers in obtaining financing by referring them to independent mortgage brokers that offer qualified customers a variety of financing options, including both government insured and conventional financing programs. Additionally, the Company pays certain elements of its customers' costs of financing, including loan origination fees, rate commitment fees and discount points. In the event that a customer chooses to make the customer's own financing arrangements, the Company will reduce the purchase price of the home.

     Upon request and the payment of a fee, the Company will build a home under FHA or VA guidelines to allow the customer to finance the purchase through a FHA or VA program. During 1996, 46.1% of the Company's closings used government insured financing. As of January 1, 1997, the FHA financing limit was increased in the seven county Columbus Metropolitan Statistical Area to $123,900 from $113,900 and in Union County to $107,500 from $98,700. These increases in the financing limit are expected to allow certain customers to increase the purchase prices of their homes.

     In comparison to conventional financing, government insured financing generally allows customers to purchase homes with a higher percentage of their incomes directed toward housing expenses and with lower down payments (as little as 5%). As a result of the Company's "Helping Hand Program," a significant portion of the down payment may be contributed by the purchaser in the form of work equity as previously described under "sales and marketing". FHA and VA rules also are generally more liberal with respect to the amount of points and closing costs that the seller may pay.

     Because virtually all of the Company's customers utilize long-term first mortgages to finance their home purchases, adverse economic conditions, increases in unemployment, high mortgage interest rates and a reduction in the scope or funding of government programs could deter and eliminate a substantial number of potential customers for new homes.

AVAILABILITY OF LABOR AND RAW MATERIALS

     During periods of increased construction activity, the homebuilding industry has faced shortages in the availability of skilled labor. Waiting for skilled labor to become available may result in construction delays while the use of less skilled labor to fill a skilled labor shortage may cause quality standards to suffer. Additionally, unusually harsh winters could result in a larger than usual labor demand in the early spring from the homebuilding industry. Increases in the demand for skilled labor can also result in increases in the cost of skilled labor. The principal raw materials used in the homebuilding industry, lumber, brick and concrete, as well as plumbing and electrical supplies, generally are available from a variety of sources, but are subject to periodic price fluctuations. In particular, lumber is periodically subject to limited availability and significant price increases. Because the Company may not be able to pass on to its customers price increases in raw materials or labor, price increases can have an adverse effect on the Company's profitability.

COMPETITION

     The homebuilding industry is highly competitive and fragmented. The Company competes with numerous other local, regional and national homebuilders, some of which have greater financial, marketing, sales and other resources than the Company. The Company competes with other homebuilders and the resale market for the sale of homes on the basis of such factors as location, price, design and the Company's reputation for quality and service. The Company also competes with other homebuilders for materials and skilled labor and with other homebuilders and land developers for financing and desirable unimproved land. The Company believes that its primary competitive strengths are: (i) its knowledge of the Central Ohio market which has allowed it to capitalize on opportunities for advantageous land acquisition in desirable locations; (ii) it's ability to design and offer communities and homes that Central Ohio homebuyers find appealing and (iii) its reputation for quality and service.

REGULATION

     The homebuilding industry is subject to various local, state and federal statutes, rules and regulations concerning environmental, wetlands, zoning, building design, construction, dealings with consumers and similar matters. The Company must obtain licenses, permits and approvals from various governmental authorities to conduct its business. The Company is subject to local regulations which impose zoning and density requirements in order to limit the areas for residential development and the number of houses within particular areas.

     The Company could be subject to periodic delays or could be precluded entirely from developing land due to building moratoriums. Generally, such moratoriums relate to insufficient water or sewage facilities or inadequate road capacity within specific areas or subdivisions. To date, moratoriums have not had a material adverse effect on the Company's business.

     Because the Company generally conditions its obligation to purchase unimproved land on, among other things, obtaining acceptable zoning and soil and wetland studies, land development activities have not been materially adversely affected by zoning restrictions or environmental liabilities. However, there can be no assurance that zoning restrictions will not adversely affect the Company in the future or that material liabilities relating to the removal of toxic wastes or other environmental matters affecting land acquired by the Company will not be incurred.

     Increasingly stringent requirements could be imposed on homebuilders and land developers in the future. Such requirements could have a material adverse effect on the Company and the industry. Although the Company cannot predict the effect of compliance with any such additional regulatory requirements, the Company could be required to implement time-consuming and expensive compliance programs.

SERVICE MARKS

     The Company has adopted, has used and owns registrations in the State of Ohio for the service marks "Dominion Homes(SM)" and "Tradition Homes(SM)". The Company also has adopted, has used, and owns the service marks in the State of Ohio for "The Best Building Experience(SM)" and "Building Relationships That Last(SM)". In 1996, the Company was awarded federal registrations of the latter two service marks. The Company's application for federal registration of the service mark "Dominion Homes(SM)" and "The Best of Everything(SM)" are pending. The Company is not aware of any infringing use by any third party with respect to such service marks.

EMPLOYEES

     On December 31, 1996, the Company employed 339 people (including 20 part-time employees), of which 140 were employed in construction, 66 in sales, 47 in lumber yard operations, and 86 in management, administrative or clerical positions. Although the Company's employees are not represented by labor unions or covered by collective bargaining agreements, certain of the subcontractors engaged by the Company are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relationships with its employees and subcontractors are generally good.

OTHER INFORMATION

     Information regarding seasonality, practices of the Company regarding working capital items and backlog orders is contained in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2  PROPERTIES
        ----------

     The Company owns, subject to a mortgage, its executive office building located in Dublin, Ohio. The building was constructed in 1987 and is a stone and frame structure with approximately 40,000 square feet of available office space. The Company occupies approximately 31,500 square feet and leases the remaining space to unaffiliated businesses pursuant to leases with terms ranging from one to four years.

     The Company's decorating center occupies 4,200 square feet and the Company's architectural department occupies 1,350 square feet of leased space in a Columbus, Ohio shopping center which is owned by BRC.

     The Company owns a lumberyard located on 6.1 acres in Columbus, Ohio. The facility includes ten buildings containing approximately 75,000 square feet of space. Two buildings are constructed of steel and the remaining eight buildings are constructed of concrete block and wood.

ITEM 3  LEGAL PROCEEDINGS
        -----------------

     On March 18, 1997, the United States District Court for the Southern District of Ohio held a hearing to consider approval of a proposed settlement of a class action that had been filed on August 2, 1995 (Case No. C2-95-746), against the Company, certain of its present and former directors and officers, and the lead underwriters in its initial public offering. There were no objections to the proposed settlement and no class members requested exclusion from the settlement. A final order from the Court concerning the proposed settlement is expected shortly. The class action had alleged that the registration statement for the initial public offering contained false and misleading statements and asserted violations of Sections 11, 12(2) and 15 of the Securities Act of 1933. Under the settlement, the defendants agreed to establish a fund of $2.3 million to pay certain costs, expenses and attorney fees and to make a distribution to members of the plaintiff-class. The Company's contribution to the settlement resulted in a pre-tax charge to fourth quarter 1996 earnings of $850,000. In entering into the settlement, neither the Company nor the other defendants admitted liability. Nevertheless, the Company believes that settlement of the class action was in its best interests in order to avoid further costs of litigation.

     The Company is also involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5  STOCK MARKET PRICES AND DIVIDEND POLICY
        ---------------------------------------

     The Company's Common Shares are traded on the Nasdaq National Market under the symbol "BORR." The following table sets forth for the periods indicated the high and low sales prices for the Common Shares, as reported by the Nasdaq National Market, since the Common Shares first became publicly traded.

                                                                   SALES PRICES
                                                                   ------------
     CALENDAR YEAR ENDING DECEMBER 31, 1997                     HIGH          LOW
     --------------------------------------                     ----          ---

     First Quarter (Through March 17, 1997).............     $  5.13      $  4.38

     CALENDAR YEAR ENDED DECEMBER 31, 1996                      HIGH          LOW
     -------------------------------------                      ----          ---

     First Quarter......................................     $  4.88      $  3.25
     Second Quarter.....................................     $  4.63      $  3.88
     Third Quarter......................................     $  4.38      $  3.75
     Fourth Quarter.....................................     $  4.63      $  4.00

     CALENDAR YEAR ENDED DECEMBER 31, 1995                      HIGH          LOW
     -------------------------------------                      ----          ---

     First Quarter......................................     $  5.00      $  3.50
     Second Quarter.....................................     $  5.25      $  3.50
     Third Quarter......................................     $  5.00      $  3.25
     Fourth Quarter.....................................     $  3.75      $  3.00

     On March 17, 1997, the last sale price of the Common Shares, as reported by the Nasdaq National Market, was $4.75 per share, and there were approximately 132 holders of record of the Common Shares.

     The Company has not paid any dividends in the past and does not anticipate that it will pay any dividends in the near term. The provisions of the Company's bank credit facilities limit the amount of dividends that the Company may pay during any calendar year to 25% of the Company's net income after taxes for such year.

ITEM 6  SELECTED FINANCIAL DATA
        -----------------------
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes certain selected financial and operating data of the Company since the initial public offering and of the Homebuilding Divisions of BRC prior to the initial public offering. This data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Financial Statements of the Company, including the notes related thereto, appearing elsewhere herein.

SELECTED FINANCIAL DATA
-----------------------

                                                            1996         1995         1994         1993        1992
                                                            ----         ----         ----         ----        ----
Revenues...........................................     $175,579     $178,112     $161,895     $141,821     $93,839
Gross profit.......................................       39,081       27,102       32,701       33,745      23,108
Income from operations.............................       12,756          887        6,333       11,983       6,764
Income (loss) before income taxes..................        6,411       (5,182)       3,315        8,968       3,549
Provision for income tax expense (benefit)(1)......        2,374       (1,684)       1,326        3,587       1,420
Net income (loss)(1)...............................        4,037       (3,498)       1,989        5,381       2,129
Net income (loss) per share(1).....................         0.65        (0.56)        0.35         1.39        0.55
Total assets at year end...........................      103,826      105,031      118,215       75,216      47,766
Long term obligations at year end..................       54,563       61,782       70,363       50,828      30,335

(1) Pro forma, except for 1995 and 1996.


OPERATING DATA
--------------

                                                            1996         1995         1994         1993        1992
                                                            ----         ----         ----         ----        ----
Homes:
     Sales contracts(1)............................        1,308        1,253        1,103        1,284          815
     Closings......................................        1,188        1,206        1,138        1,067          708
     Backlog at period end.........................          688          568          521          556          339
Aggregate sales value of homes
      in backlog at period end.....................     $101,202      $83,167      $75,438      $80,036      $45,353

(1)  Net of cancellations.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

OVERVIEW

     During 1996 the Company returned to profitability, reporting net income of $4.0 million for 1996 compared to a loss of $3.5 million for 1995. The primary reason for the improvement was that the Company was able to increase its gross profit margin to 22.3% for 1996 compared to 15.2% for 1995. This change reflected increased sales prices, more restrictive sales discounting policies and improved control of direct construction costs. Also, an improved market and stable economy contributed to the increase in gross profit margin. In addition, the Company was able to maintain the cost savings in selling, general and administrative expenses that it had achieved during the previous year.

     Sales contracts for 1996 increased to 1,308 from 1,253 a year ago. This was accomplished despite increases through most of the year in the 30-year fixed rate FHA mortgage interest rates which went from a low of 7.50% at January 1, 1996, to a high of 8.75% in June 1996. Thirty-year fixed rate FHA mortgage interest rates ended the year at 8.25%.

     The Company's overall production capacity reached an all-time high during 1996. While fewer homes were closed in 1996 than in the previous year, the Company's production volume was higher because there were 101 fewer inventory homes under construction on January 1, 1996, than on January 1, 1995. The increased number of sales contracts, difficult weather conditions in the first half of the year and tight subcontractor labor markets during 1996 contributed to construction delays. The increased number of sales contracts and construction delays resulted in 120 more homes in backlog at December 31, 1996 compared to December 31, 1995.

COMPANY OUTLOOK

     The Company anticipates improving its profitability during 1997 while maintaining its current share of the Central Ohio market. The Company expects to do this because of an increase in the FHA financing limit in its marketing area and by emphasizing overall home value and the sale of higher end homes. The Company also expects to continue to increase production efficiencies which should contribute to improved gross profit. The Company however does not expect to report overall higher gross profit margin because of its emphasis on sales of higher end homes during 1997. Sales of higher end homes generally increase the dollar amount of gross profit but reduce the gross profit margin.

     While subcontracted labor remains highly sought after in the Company's market place, the Company feels it is making progress in increasing its overall production capacity and in the utilization of subcontracted labor. Pressure to increase the Company's labor costs are a concern but increased labor costs to date have not significantly impacted profits.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in this report under the caption "Company Outlook" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions and/or an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation and the other risks described in the Company's Securities and Exchange Commission filings.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. Closings and revenues normally increase substantially in the third and fourth quarters. The Company believes that this seasonality reflects the tendency of homebuyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can accelerate or delay the scheduling of closings.

     The following table sets forth certain data for each of the last eight quarters:


         THREE                               SALES                          BACKLOG
         MONTHS            REVENUES        CONTRACTS       CLOSINGS     (AT PERIOD END)
         ENDED          (IN THOUSANDS)    (IN UNITS)      (IN UNITS)      (IN UNITS)
=======================================================================================
     March 31, 1995         $34,556           306             250             577
     June 30, 1995          $46,221           359             325             611
     Sept. 30, 1995         $47,764           334             322             623
     Dec. 31, 1995          $49,571           254             309             568
     March 31, 1996         $36,318           425             255             738
     June 30, 1996          $41,524           325             278             785
     Sept. 30, 1996         $45,916           305             301             789
     Dec. 31, 1996          $51,821           253             354             688

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, certain items from the Statements of Income expressed as percentages of total revenues, as well as certain operating data:

                                                           YEARS ENDED DECEMBER 31,
                                                     1996         1995         1994
                                                     ----         ----         ----
Revenues .....................................      100.0%       100.0%       100.0%
Cost of real estate sold......................       77.7         84.8         79.8
                                                 --------     --------     --------
  Gross profit margin.........................       22.3         15.2         20.2
Selling, general and administrative expenses..       14.5         14.7         16.3
Settlement of litigation......................        0.5
                                                 --------     --------     --------
  Income from operations......................        7.3          0.5          3.9
Interest expense..............................        3.6          3.4          1.9
                                                 --------     --------     --------
  Income (loss) before income taxes...........        3.7%        (2.9)%        2.0%
                                                 =========    ========     ========
Homes:
  Sales contracts, net........................      1,308        1,253        1,103
  Closings....................................      1,188        1,206        1,138
  Backlog (at period end).....................        688          568          521
Average sales price of homes closed
  during period (in thousands)................   $    145     $    141     $    140
Average sales value of homes in Backlog
  at period end (in thousands)................   $    147     $    146     $    145
Aggregate sales value of homes in Backlog
  at period end (in thousands)................   $101,202     $ 83,167     $ 75,438

     A home is included in "sales contracts" when the Company's standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing or for the sale of an existing home, is executed. "Closings" represent homes for which the closing has occurred and title has transferred to the buyer. Revenue and cost of real estate sold are recognized at the time of closing. "Backlog" represents homes for which the Company's standard sales contract has been executed, but for which closings had not occurred as of the end of the period.

     Homes included in "sales contracts" and in "backlog" are net of cancellations. Most cancellations occur because customers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process. The cancellation rates for homes in backlog as of December 31, 1995, 1994 and 1993 were 12.7%, 11.1% and 12.9% respectively.

1996 COMPARED TO 1995

     REVENUES. Revenues for 1996 decreased to $175.6 million from $178.1 million for 1995, a decrease of $2.5 million or 1.4%. This decrease was primarily the result of closing 18 fewer homes in 1996. In 1996, the Company closed 1,188 homes compared to 1,206 homes in 1995. The decrease in closings is attributed to construction delays due to difficult weather conditions during the first few months of the year, limited availability of key subcontractor labor and fewer inventory homes closed during 1996 compared to 1995. The average price of homes closed during 1996 increased to $144,900 from $141,000 due to price increases and reduced sales discounts. Included in revenues are other revenues, consisting principally of the sale of land and building supplies to other builders. In 1996 land sales to other builders decreased to $2.4 million from $6.5 million in 1995 and building supply sales decreased to $1.1 million from $1.6 million for the same time periods.

     GROSS PROFIT. During 1996 gross profit increased by $12.0 million, or to 22.3% of revenues for 1996 compared to 15.2% of revenues for 1995. The increase in gross profit is attributable primarily to price increases, reduced sales discounts and better control of direct construction costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $25.5 million for 1996 compared to $26.2 million for 1995. As a percent of revenues, these expenses remained relatively stable at 14.5% for 1996 compared to 14.7% for 1995.

     SETTLEMENT OF LITIGATION. During 1996, the Company agreed to the settlement of a class action that resulted in a charge to operations in the fourth quarter of $850,000 or 0.5% of revenues (See "Item 3 Legal Proceedings").

     INTEREST EXPENSE. Interest expense for 1996 increased to $6.3 million from $6.1 million for 1995. Although the Company's average indebtedness decreased to $58.7 million for 1996 from $66.3 million in 1995, the Company's weighted average interest rate increased to 8.8% for 1996 compared to 8.2% for 1995. Previously capitalized interest charged to expense exceeded interest capitalized during 1996 by $500,000.

     PROVISION FOR INCOME TAXES. Income tax expense was $2.4 million for 1996 compared to an income tax benefit of $1.7 million for 1995. The Company's effective tax rate increased to 37.0% for 1996 compared to an effective tax rate benefit of 32.5% for 1995 due principally to the Company's inability to utilize certain deductions for tax purposes during 1995. The year ended December 31, 1996 continued to have tax benefits associated with tax loss carryforwards that lowered the effective tax rate for 1996 by 3.7%. These tax benefits were exhausted in 1996.

1995 COMPARED TO 1994

     REVENUES. Revenues for 1995 increased to $178.1 million from $161.9 million for 1994, an increase of $16.2 million or 10.0%. This increase was primarily the result of closing 68 additional homes, a slight increase in the average sales price of homes closed and increased sales of land and building supplies to outside builders. In 1995 the Company closed 1,206 homes compared to 1,138 homes in 1994. The average price of homes closed during 1995 increased to $141,000 from $139,900 for 1994. In 1995 land sales to outside builders increased to $6.5 million from $200,000 in 1994. Building supply sales decreased to $1.6 million from $2.5 million for the same time periods.

     GROSS PROFIT. During 1995 gross profit decreased by $5.6 million, or to 15.2% of revenues for 1995 compared to 20.2% of revenues for 1994. Of the decline in gross profit, 2.3% is attributable to discounts offered by the Company on the sales price of its homes. These discounts were given in order to maintain an acceptable sales volume and to reduce the high number of homes in inventory carried over from 1994. Another 0.7% of the decline in gross profit was due to valuation adjustments to inventory and trade accounts receivable. In addition, cost of sales reflect a significant increase in the amount of indirect construction costs incurred in 1995 compared to 1994.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $26.2 million for 1995 compared to $26.4 million for 1994. As a percent of revenues, these expenses decreased to 14.7% for 1995 compared to 16.3% for 1994.

     INTEREST EXPENSE. Interest expense for 1995 increased to $6.1 million from $3.0 million for 1994. The Company's average indebtedness increased to $66.3 million for 1995 from $57.8 million in 1994 and the Company's weighted average interest rate increased to 8.2% for 1995 compared to 7.7% for 1994. The remaining increase in interest expense is primarily due to a change in the amount of capitalized interest from 1995 to 1994.

     PROVISION FOR INCOME TAXES. An income tax benefit reduced the net loss for 1995 by $1.7 million compared to pro forma income tax expense of $1.2 million for 1994. The Company's effective tax rate was 32.5% for 1995 compared to 37.9% for 1994. The reason for the lower 1995 effective tax rate was the Company's inability to utilize certain tax deductions during that year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital needs depend upon its sales volume, asset turnover, land acquisition and inventory levels. The Company has incurred substantial indebtedness in the past and expects to incur substantial indebtedness in the future to fund its operations. Traditionally, the Company's principal sources of capital have been bank borrowings and internally generated cash. However, when available, the Company utilizes seller provided financing when purchasing land for development. Additionally, during the first quarter of 1994, the Company sold 2.3 million of its common shares in an initial public offering and realized $23.5 million of net proceeds from that sale.

     SOURCES AND USES OF CASH
     1996 COMPARED TO 1995

     Net cash provided by operating activities during 1996 was $7.4 million compared to $12.4 million for 1995. Net income for 1996 provided cash flow of $4.0 million compared to a use of cash resulting from a loss of $3.5 million in 1995. These amounts were offset by increases in real estate inventories in 1996 of $1.0 million compared to reduced real estate inventories in 1995 of $14.9 million. In addition, $1.0 million in refundable income taxes were received in 1996. During 1996 accounts payable, deposits on homes under contract and accrued liabilities provided cash flow of $1.9 million compared to providing cash flow of $1.2 million in 1995. Additionally, increases in accounts receivable, prepaid expenses and other assets resulted in a $100,000 use of cash in 1996 compared to providing cash of $1.2 million in 1995. Net cash used in investing activities decreased $500,000 because of a reduction in expenditures for property and equipment, and increased proceeds from sale of property and equipment in 1996. Net cash used in financing activities, which reflects payments on debt, decreased to $7.2 million in 1996 from $11.7 million in 1995, principally as a result of cash flow generated from operations.

     SOURCES AND USES OF CASH
     1995 COMPARED TO 1994

     Net cash provided by operating activities increased $47.0 million from 1995 to 1994. Net cash provided by operating activities was $12.4 million in 1995 compared to net cash used in operating activities of $34.6 million in 1994. The change was principally the result of a $14.9 million reduction in the Company's real estate inventories in 1995 versus an additional investment in real estate inventories of $38.7 million in 1994. The cash provided by inventory reductions was offset by a $5.7 million reduction in income as the Company recorded a loss of $3.5 million in 1995 versus net income of $2.2 million in 1994. Net cash used in investing activities was $0.6 million in 1995 and $2.4 million in 1994. This reflects a reduction in capital expenditures from the previous year. Cash used in financing activities in 1995 was $11.7 million, all of which reflects payments for the reduction of debt. In 1994 financing activities provided net cash of $37.0 million, consisting principally of net public offering proceeds of $23.5 million and a $17.6 million net increase in bank debt.

REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At December 31, 1996, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 4,700 lots and the Company controlled through option agreements an additional 2,800 lots. Included in the 2,800 lots controlled through option agreements are 242 lots owned by BRC. During 1996 the Company exercised options to purchase 1,400 controlled lots, including 335 lots from BRC. Other option agreements expire at varying dates through July 31, 2000. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time, its evaluation of the future demand for its homes, and the restrictions on land acquisition contained in its loan agreement.

     Although total real estate inventories at December 31, 1996 and 1995 remained stable, the Company continued to decrease the amount of land it owned during 1996 by maintaining a restrictive real estate acquisition policy. Offsetting the decrease in land inventories was an increase in homes under construction resulting from an increase in construction activity due to the higher sales volume in 1996.

     The Company intends to maintain a limited number of unsold inventory homes for customers who desire occupancy within 60 to 90 days. In addition, the Company has a strategic policy that increases the number of unsold inventory homes depending on the season of the year. Generally the Company begins construction of more unsold inventory homes late in the year in order to have them available for the peak buying period in the Spring. This strategy is also designed to help balance the seasonal production cycle. The Company carefully monitors the number of unsold inventory homes with the objective of preventing a build-up of excess unsold inventory. The number of contracts cancelled by customers with homes under construction impacts the number of unsold inventory homes and may cause the number of unsold inventory homes to be more or less than the number the Company feels is optimum.

     At December 31, 1996, the Company had 140 unsold inventory homes, including 26 condominiums, in various stages of construction which represented an aggregate investment of $8.6 million, versus 98 unsold inventory homes, including 39 condominiums, at December 31, 1995 which represented an aggregate investment of $7.7 million. Unsold inventory homes are not reflected in sales or backlog. Also included in real estate inventories are building materials and supplies stored at the Company's lumber yard site.

     Additionally, during 1996, the Company sold 84 lots and 14.6 acres of land to other builders for $2.4 million. The Company expects to continue to reduce its overall investment in land inventories to the extent that it is strategically prudent to do so.

SELLER-PROVIDED DEBT

     The Company had $2.0 million and $5.9 million of seller-provided term debt outstanding at December 31, 1996 and 1995, respectively. The Company did not add any new seller-provided term debt during 1996 primarily because new land acquisitions were very limited. The seller-provided term debt outstanding at December 31, 1996 carried interest rates of 8.0% and prime and generally matures in three to four years.

LAND PURCHASE COMMITMENTS

     At December 31, 1996, the Company had commitments to purchase 94 residential lots and unimproved land at an aggregate cost of $2.6 million, all of which is expected to be funded during 1997. In addition, at December 31, 1996, the Company had $11.0 million of cancelable obligations to purchase residential lots and unimproved land in which $0.6 million in good faith deposits had been invested by the Company. Included in the $11.0 million of cancelable purchase obligations are $1.3 million of purchase options with BRC. The majority of the land subject to cancelable obligations is for post 1997 development activities. The Company expects to fund its 1997 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from the borrowing capacity available under its bank credit facilities.

CREDIT FACILITIES

     At December 31, 1996, the Company had $11.2 million available under the revolving credit facility, after adjustment for borrowing base limitations. However, the borrowing availability under the revolving line of credit could increase depending upon the Company's utilization of the proceeds. The revolving credit facility matures on June 30, 1998, and is collateralized by mortgages and security interests which the Company has granted to the banks on substantially all of its property and assets. The Company believes that its credit capacity is sufficient to meet expected seasonal demands in construction activity.

     Borrowings under the revolving credit facility bear interest at the prime commercial rate of interest of the lead bank, which was 8.25% at December 31, 1996. The Company has entered into various agreements which effectively limit its exposure to interest rate fluctuations on those portions of borrowings under floating rate interest arrangements. These agreements provide effective interest rate caps of 9.0% on borrowings of $18.0 million through September 15, 1997 and on an additional $10.0 million of borrowings through December 5, 1997. The Company's interest rate floor (collar) agreement requires that it pay the equivalent of a minimum interest rate of 6.0% on $28.0 million of borrowings through December 5, 1997.

     Under the provisions of the revolving credit facility, the Company must adhere to certain restrictive covenants, including restrictions on the Company's ability to purchase land, build inventory homes, pay dividends and incur other borrowings. The most restrictive of these covenants relate to the maintenance of a total liabilities to tangible net worth ratio, an uncommitted land holdings to tangible net worth ratio and a minimum tangible net worth. The Company is required to maintain a total liabilities to tangible net worth ratio of 3.25 to
1.00. However, if the Company's total liabilities to tangible net worth ratio exceeds 2.25 to 1.00 at the end of any quarter, the Company must pay escalating fees. In the event total liabilities to tangible net worth is equal to or less than 2.25 to 1.00 at the end of each quarter, the Company is required to pay a fee on the unused portion of the revolving credit line. These fees are included in interest expense. The Company had a total liabilities to tangible net worth ratio of 2.17 to 1.00 at December 31, 1996 compared to 2.68 to 1.00 at December 31, 1995.

       On December 20, 1996, the Company reached agreement with its bank lending group to extend the term of its revolving credit facility from June 30, 1997 to June 30, 1998. Under the new agreement, the restriction limiting acquisition of land was eliminated in favor of the ratio of uncommitted land holdings to tangible net worth being lowered to 1.75 to 1.00 from 2.00 to 1.00. At December 31, 1996 the Company's ratio of uncommitted land holdings to tangible net worth was 1.50 to 1.00. All other terms and conditions of the loan agreement remained the same.

     The revolving credit facility requires the Company to maintain a minimum tangible net worth beginning December 31, 1996 of $30.0 million. At December 31, 1996, the Company had a tangible net worth of $32.7 million.

INFLATION

     The Company is not always able to reflect all of its cost increases in the prices of its homes because competitive pressures and other factors require it in many cases to maintain or discount those prices. After a sales contract has been accepted, the Company is generally able to maintain costs with subcontractors from the date the sales contract is accepted until the date construction is completed; however, unanticipated additional costs may be incurred between the date a sales contract is accepted and the date construction is completed. In addition, during periods of high construction activities, additional costs may be incurred to obtain subcontractor availability when certain trades are not readily available, which additional costs could result in lower gross profits.

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

TO THE BOARD OF DIRECTORS
AND SHAREHOLDERS
OF BORROR CORPORATION


     We have audited the accompanying balance sheets of Borror Corporation as of December 31, 1996 and 1995 and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Borror Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                 Coopers & Lybrand L.L.P.

Columbus, Ohio
February 7, 1997,
except for note 9 as to
which the date is March 18, 1997

ITEM 8  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
        ------------------------------------------

                               BORROR CORPORATION
                              STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

==================================================================================
                                                       Year ended December 31,
                                                   1996          1995         1994
                                              ---------     ---------    ---------
Revenues (Note 1)                             $ 175,579    $  178,112   $  161,895
Cost of real estate sold                        136,498       151,010      129,194
                                              ---------     ---------    ---------
Gross profit                                     39,081        27,102       32,701
Selling, general & administrative
  (Notes 7, 8, 10 & 12)                          25,475        26,215       26,368
Settlement of litigation (Note 9)                   850
                                              ---------     ---------    ---------
Income from operations                           12,756           887        6,333
Interest expense (Note 5)                         6,345         6,069        3,018
                                              ---------     ---------    ---------
  Income (loss) before income taxes               6,411        (5,182)       3,315

Provision for income taxes (Note 11)              2,374        (1,684)       1,155
                                              ---------     ---------    ---------
    Net income (loss)                        $    4,037        (3,498)  $    2,160
                                              =========     =========    =========


Pro forma information (Note 11):                                        $    3,315
  Income before income taxes                                                 1,326
  Provision for income taxes                                             ---------
    Net Income                                                          $    1,989
                                                                         =========
  Earnings (loss) per share                  $     0.65    $    (0.56)  $     0.35
                                              =========     =========    =========
  Weighted average shares outstanding         6,220,033     6,201,387    5,705,942
                                              =========     =========    =========



 The accompanying notes are an integral part of the financial statements

                               BORROR CORPORATION
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
=========================================================================

                                                                        December 31,
                                                                   1996          1995
                                                                  -------      -------
                                     ASSETS
Cash and cash equivalents                                        $    252     $    207
Notes and accounts receivable (Notes 3 & 10):
  Trade                                                             1,092        1,469
  Due from financial institutions for residential closings            589          421
Refundable federal income tax                                                    1,019
Real estate inventories (Notes 4 & 10):
  Land and land development costs                                  49,990       51,773
  Homes under construction                                         43,049       40,749
  Other                                                             2,351        2,416
                                                                  -------      -------
    Total real estate inventories                                  95,390       94,938
                                                                  -------      -------
Prepaid expense                                                       459          217
Other assets                                                           67          504
Deferred income taxes (Note 11)                                     1,270          840
Property and equipment, at cost                                     8,948        9,197
  Less accumulated depreciation                                    (4,241)      (3,781)
                                                                  -------      -------
    Total property and equipment                                    4,707        5,416
                                                                  -------      -------
      Total assets                                               $103,826     $105,031
                                                                  =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                          $  6,255     $  6,444
Deposits on homes under contract                                    1,825        1,697
Accrued liabilities                                                 8,332        6,333
Note payable, banks (Note 5)                                       49,770       53,051
Term debt (Note 6)                                                  4,793        8,731
                                                                  -------      -------
    Total liabilities                                              70,975       76,256
                                                                  -------      -------
Commitments and contingencies (Notes 4, 5, 7 & 9)
Shareholders' equity (Note 1)
  Common shares, without stated value, 12,000,000 shares
    authorized: 6,239,153 and 6,213,870 shares issued
    and outstanding, respectively                                  30,526       30,416
    Less deferred compensation (Note 12)                             (107)         (36)
  Retained earnings (deficit)                                       2,432       (1,605)
                                                                  -------      -------
    Total shareholders' equity                                     32,851       28,775
                                                                  -------      -------
    Total liabilities and shareholders' equity                   $103,826     $105,031
                                                                  =======      =======


     The accompanying notes are an integral part of the financial statements.

                               BORROR CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

===============================================================================

                                                                 Common Shares
                                                      ------------------------------------      Retained
                                                                                Deferred        Earnings        Net
                                                       Shares       Amount    Compensation      (Deficit)       Assets       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                                                                    $ 9,427      $ 9,427
  Net income                                                                                     $ 1,893          267        2,160
  Interdivisional payments                                                                                     (3,056)      (3,056)
  Establishment of deferred taxes (Note 11)                                                                       103          103
  Exchange of net assets for
    common shares of
    Borror Corporation (Note 1)                      3,882,000      $  6,741                                   (6,741)
  Initial public offering (Note 1)                   2,300,000        24,587                                                24,587
  Offering costs                                                      (1,107)                                               (1,107)
  Shares issued - Shares awarded                         9,020            99                                                    99

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                           6,191,020        30,320                       1,893                    32,213
  Net loss                                                                                        (3,498)                   (3,498)
  Shares issued - Incentive Stock Plan (Note 12)        12,850            96                                                    96
  Deferred compensation (Note 12)                       10,000                  $  (36)                                        (36)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                           6,213,870        30,416       (36)           (1,605)                   28,775
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                       4,037                     4,037
  Shares issued - Incentive Stock Plan (Note 12)        25,283           110       (93)                                         17
  Deferred Compensation (Note 12)                                                   22                                          22

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                           6,239,153      $ 30,526    $ (107)          $ 2,432      $    -       $32,851
-----------------------------------------------------------------------------------------------------------------------------------






    The accompanying notes are an integral part of the financial statements.

                               BORROR CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

-===============================================================================

                                                              Year Ended December 31
                                                        ---------------------------------
                                                           1996       1995       1994
                                                        ---------------------------------
Cash flows from operating activities:
  Net income (loss)                                      $ 4,037   $ (3,498)   $ 2,160
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
    Depreciation and amortization                            975      1,402      1,464
    Loss on disposal of property and equipment               107
    Write-down of notes receivable                           152        341
    Write-down of real estate inventories                    549        850         10
    Issuance of common shares for compensation                39         54         99
    Deferred income taxes                                   (430)      (665)       (72)
    Changes in assets and liabilities:
      Decrease in notes and accounts receivable               57        842          4
      Decrease (increase) in refundable federal income
        tax                                                1,019     (1,019)
      (Increase) decrease in real estate inventories      (1,001)    14,915    (38,714)
      (Increase) decrease in prepaid expenses               (242)        72       (271)
      Decrease in other assets                               235        242         48
      (Decrease) increase in accounts payable               (189)    (4,056)     1,584
      Increase (decrease) in deposits on homes under
        contract                                             128        231        (69)
      Increase (decrease) in accrued liabilities           1,999      2,660       (837)
                                                          ------     ------     ------
        Net cash provided by (used in) operating
           activities                                      7,435     12,371    (34,594)
                                                          ------     ------     ------
Cash flows from investing activities:
  Proceeds from sales of property and equipment              151                    14
  Purchase of property and equipment                        (322)      (625)    (2,409)
                                                          ------     ------     ------
        Net cash used in investing activities               (171)      (625)    (2,395)
                                                          ------     ------     ------
Cash flows from financing activities:
  Payments on note payable, banks                         (3,281)   (10,304)   (24,587)
  Proceeds from note payable, banks                                             42,208
  Payments on term debt                                   (3,938)    (1,437)    (1,048)
  Proceeds from issuance of common shares                                       23,480
  Interdivisional payments                                                      (3,056)
                                                          ------     ------     ------
        Net cash (used in) provided by financing
          activities                                      (7,219)   (11,741)    36,997
                                                          ------     ------     ------
    Net increase in cash and cash equivalents                 45          5          8
Cash and cash equivalents, beginning of period               207        202        194
                                                          ------     ------     ------
    Cash and cash equivalents, end of period             $   252    $   207    $   202
                                                          ======     ======     ======
Supplemental disclosures of cash flow information:
  Interest paid (net of amounts capitalized)             $ 1,367    $ 1,310    $ 1,825
                                                          ======     ======     ======
  Income taxes paid                                      $ 1,878    $    88    $ 1,554
                                                          ======     ======     ======

Supplemental disclosures of noncash financing activities:
  Land acquired by purchase contract or seller financing            $ 3,160    $ 8,950
                                                                     ======     ======
  Sale of land for note receivable                                  $   692
                                                                     ======






    The accompanying notes are an integral part of the financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS

1. BUSINESS OPERATIONS AND BASIS OF PRESENTATION:

     Borror Corporation (the "Company") was incorporated in October 1993 as BRC Services, Inc. and on January 19, 1994 changed its corporate name to Borror Corporation. Prior to the Company's initial public offering of common shares in March 1994, the business of the Company was operated as part of the homebuilding and related divisions (the "Homebuilding Divisions") of Borror Realty Company ("BRC"), an Ohio corporation incorporated in 1946. The Company operates as a single and multi-family homebuilder in Central Ohio.

     Effective March 16, 1994 and March 23, 1994, the Company offered and sold 2,000,000 and 300,000 common shares, respectively, for $11.50 per share in an initial public offering. Simultaneously with the consummation of the public offering on March 16, 1994, and pursuant to a Corporate Exchange and Subscription Agreement with BRC, the Company issued 3,882,000 common shares to BRC in exchange for substantially all the operating assets and liabilities of the Homebuilding Divisions, but excluding certain real estate, investments in joint venture partnerships and other assets. The information related to these divisions has been combined up to the closing date of the offering and included with the Company from that date to December 31, 1996. The exchange transaction represented a transfer of assets between entities under common control and, as such, the assets and liabilities were transferred and accounted for at BRC's historical cost in a manner similar to a pooling of interests. Transactions between the Homebuilding Divisions have been eliminated in the preparation of the combined financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS: For purposes of the statements of cash flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

     REAL ESTATE INVENTORIES: Real estate inventories are stated at the lower of cost or net realizable value. Net realizable value represents estimates, based on management's present plans and intentions, of sales prices less development and disposition costs, assuming that disposition occurs in the normal course of business. Annually, the Company reviews the estimated carrying values of its properties on an individual project basis.

     During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of real estate inventories and other long-lived assets using several factors in the valuation including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company adopted SFAS No. 121 in 1996, the adoption of which did not have a material adverse effect on the Company's results of operations or financial condition.

     Land and land development costs are allocated to development phases based on the total number of lots or acres expected to be developed within each subdivision. As each development phase is completed, land development costs, including capitalized interest and real estate taxes, are then allocated to individual lots.

     Homes under construction include lot costs, construction costs, capitalized interest and indirect costs related to development and construction activities. Indirect costs that do not relate to development and construction activities, including general and administrative expenses, are charged to expense as incurred.

     Other inventories consist principally of lumber and building supplies.

     PROPERTY AND EQUIPMENT: Depreciation and amortization are recognized on straight-line and declining-balance methods at rates adequate to amortize costs over the estimated useful lives of the applicable assets. Depreciation expense was $773,000, $1,204,000 and $1,221,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

     Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized and amortized. The asset cost and accumulated depreciation is removed for assets sold or retired, and any resulting gain or loss is reflected in operations.

     WARRANTY COSTS: The Homebuilding Divisions provide a two-year limited warranty on materials and workmanship and a twenty-five year warranty against major structural repairs. An estimated amount of warranty cost is provided for each home at the date of closing based on actual warranty experience. Warranty expense was $2,052,000, $1,603,000 and $1,800,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Accrued warranty cost was $1,060,000 and $672,000 at December 31, 1996 and 1995, respectively.

     INCOME TAXES: Prior to the Company's initial public offering and exchange transaction with BRC, income of the Homebuilding Divisions was taxed under Subchapter S of the Internal Revenue Code of 1986, as amended. Accordingly, the Homebuilding Divisions were not subject to federal or state income taxes.

     The Company is taxed as a C Corporation for federal income tax purposes. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" (See Note
11).

     INCOME RECOGNITION ON SALES OF REAL ESTATE: The Company recognizes revenues from the sale of homes at the time title is transferred to the buyer. Accounts receivable due from financial institutions represent payments to be received on completed closings.

     CAPITALIZATION OF INTEREST: The Company capitalizes the cost of interest related to construction costs incurred during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. The summary of total interest is as follows:


                                                        Year Ended December 31,
                                                      1996          1995          1994
                                                   ---------    ---------    ---------
Interest incurred...............................   $5,804,000   $6,891,000   $4,451,000
Interest capitalized............................   (4,482,000)  (4,712,000)  (2,696,000)
                                                    ---------    ---------    ---------
Interest expensed directly......................    1,322,000    2,179,000    1,755,000
Previously capitalized interest charged to
  expense.......................................    5,023,000    3,890,000    1,263,000
                                                    ---------    ---------    ---------
Total interest expense..........................   $6,345,000   $6,069,000   $3,018,000
                                                    =========    =========    =========
Capitalized interest in ending inventory.........  $2,153,000   $2,874,000   $2,696,000
                                                    =========    =========    =========


     DEFERRED COSTS: Fees and costs incurred in connection with financing agreements are capitalized as other assets and amortized over the terms of the respective agreements. Amortization expense was $202,000, $192,000 and $243,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     ADVERTISING COSTS: The Company expenses advertising costs when incurred. Advertising expense was $1,193,000, $1,272,000 and $1,588,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     UTILIZATION OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS: Certain prior year information has been reclassified to conform with the current year presentation.

3. NOTE RECEIVABLE:

     Included in trade notes and accounts receivable at December 31, 1996 is a $346,000 mortgage note receivable due on or before December 15, 1997 that is collateralized by real estate. The mortgage note receivable was originally made on December 15, 1995 in the amount of $692,000. The note bears interest at prime and interest is payable quarterly. The note receivable resulted from the sale of land originally purchased for the Company's use.

4. LAND PURCHASE COMMITMENTS:

     Unconditional purchase contracts for residential lots at December 31, 1996 and 1995 are as follows:

                                                       1996           1995
                                                  ---------      ---------
     Number of lots.........................             94            205
                                                  =========      =========
     Purchase price.........................     $2,639,000     $3,493,000
     Less deposits..........................         (6,000)       (31,000)
                                                  ---------      ---------
     Net land purchase commitments..........     $2,633,000     $3,462,000
                                                  =========      =========


     In addition, at December 31, 1996, the Company had entered into cancelable contracts to purchase residential lots and unimproved land in Central Ohio. The remaining future minimum obligations under cancelable contracts are as follows:

                                                                    Minimum
                                                                  Obligations
                                                                  -----------
     1997....................................................     $4,036,000
     1998....................................................      1,758,000
     1999....................................................      2,927,000
     2000....................................................      1,007,000
                                                                   ---------
                                                                  $9,728,000
                                                                   =========


     The Company also has the right to acquire lots subject to option contracts with BRC. At December 31, 1996, BRC owned 93 finished lots and unimproved land which the Company expects will be developed into an estimated 149 finished lots. The approximate cost of all lots under option from BRC is $5.6 million.

5. NOTES PAYABLE, BANKS:

     Notes payable, banks at December 31, 1996 and 1995 consisted of the following:

                                                            1996             1995
                                                      ----------       ----------
     Revolving note payable to banks,
     principal due June 30, 1998,
     with interest payable monthly.............      $49,770,000      $53,051,000
                                                      ==========       ==========


     The Company's amended and restated loan agreement provides for a revolving credit facility of $90.0 million. Up to $10 million of this facility may be used to issue standby letters of credit. This credit facility is collateralized by mortgages and security interests on substantially all of the Company's property and assets. Borrowings under the credit facility bear interest at the prime commercial rate of interest of the lead bank except that $15.0 million of borrowings bore interest at 7.1% per annum until August 27, 1995.

     The Company has entered into various agreements which effectively limit its exposure to interest rate fluctuations on those portions of the borrowings under floating rate interest arrangements. These agreements provide effective interest rate caps of 9.0% on $10.0 million of borrowings through December 5, 1997 and 9.0% on $18.0 million of borrowings through September 15, 1997. The Company's interest rate floor (collar) agreement requires that it pay the equivalent of a minimum interest rate of 6.0% on $28.0 million of borrowings through December 5, 1997.

     Under the provisions of the revolving credit facility, the Company must adhere to certain restrictive covenants, including restrictions on the Company's ability to purchase land, build inventory homes, pay dividends and incur other borrowings. The most restrictive of these covenants relate to the maintenance of a total liabilities to tangible net worth ratio, an uncommitted land holdings to tangible net worth ratio, and a minimum tangible net worth. The Company is required to maintain a total liabilities to tangible net worth ratio of 3.25 to
1.00. However, if the Company's total liabilities to tangible net worth ratio exceeds 2.25 to 1.00 at the end of any quarter, the Company must pay escalating fees. In the event total liabilities to tangible net worth is equal to or less than 2.25 to 1.00 at the end of each quarter, the Company is required to pay a fee on the unused portion of the revolving credit line These fees are included in interest expense. The Company had a total liabilities to tangible net worth ratio of 2.17 to 1.00 at December 31, 1996.

     On March 19, 1996, the Company amended its revolving credit facility. The primary impact of this amendment was to require the Company to maintain a minimum tangible net worth as follows: for the period beginning January 1, 1996, and continuing through and including September 29, 1996, not less than $27.0 million; beginning September 30, 1996, and continuing through and including December 31, 1996, not less than the greater of (i) $27.5 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the period January 1, 1996 through September 30, 1996; beginning December 31, 1996, and continuing at all times thereafter not less than the greater of (i) $29.0 million or (ii) the sum of $27.0 million plus an amount equal to 75% of the Company's net income after taxes for the fiscal year ending December 31, 1996. At December 31, 1996, the Company had a tangible net worth of $32.7 million. In addition, the provision under which the Company shall not incur a loss in any five consecutive fiscal quarters was amended to become effective with the quarter ending June 30, 1995.

     On December 20, 1996, the Company reached agreement with its bank lending group to extend the term of its revolving credit facility from June 30, 1997 to June 30, 1998. Under the new agreement, the restriction limiting acquisition of land was eliminated in favor of the ratio of uncommitted land holdings to tangible net worth being lowered to 1.75 to 1.00 from 2.00 to 1.00. At December 31, 1996, the Company's ratio of uncommitted land holdings to tangible net worth was 1.50 to 1.00. All other terms and conditions of the loan agreement remained the same.

     The provisions of the Company's bank credit facilities limit the amount of dividends that the Company may pay during any calendar year to 25% of the Company's net income after taxes for such year.

Information regarding the bank borrowings is summarized as follows:

                                                                    1996             1995              1994
                                                              ----------       ----------        ----------
Borrowings outstanding:
  Maximum amount...........................................  $62,998,000      $80,836,000       $71,053,000
  Average amount...........................................  $58,739,000      $66,305,000       $57,781,000
  Weighted average daily interest rate during the year.....         8.8%             8.2%              7.7%
  Interest rate at December 31.............................         8.3%             8.5%              8.7%

6. TERM DEBT:

     Term debt consisted of the following as of December 31:

                                                                                             1996            1995
                                                                                        ---------       ---------
     9.75% Mortgage note payable, principal and interest payable in monthly installments of $26,000 through January 1998 with the remaining balance
        due at term................................................................    $2,763,000      $2,801,000
     Mortgage notes payable with interest rates at 8% and prime, due
        in installments through February 2000, collateralized by real estate.......     2,030,000       5,928,000
     Other, with an interest rate of 13.5% due in monthly installments through
        1996, collateralized by equipment..........................................                         2,000
                                                                                        ---------       ---------
     Total term debt...............................................................    $4,793,000      $8,731,000
                                                                                        =========       =========


     Aggregate maturities of note payable, banks and term debt in years subsequent to December 31, 1996 are as follows:

                                             Note Payable,        Term
                                                 Banks            Debt              Total
                                              ----------        ---------       ----------
1997 .....................................                    $   634,000     $    634,000
1998 .....................................   $49,770,000        3,313,000       53,083,000
1999 .....................................                        485,000          485,000
2000 .....................................                        361,000          361,000
                                              ----------        ---------       ----------
                                             $49,770,000      $ 4,793,000      $54,563,000
                                              ==========        =========       ==========

     The note payable, banks of $49,770,000 that matures June 30, 1998 reflects the current expiration of the revolving credit facility. The Company intends during 1997 to complete a new revolving credit facility.

7.   LEASE COMMITMENTS:

     Rent expense charged to operations is primarily for model homes, vehicles, equipment and office facilities, including month-to-month leases and noncancelable commitments. Rent expense amounted to $1,127,000, $1,110,000 and $515,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Minimum rental commitments due under noncancelable leases for vehicles, equipment, and office facilities are as follows:

                                                                  Minimum
                                                                  Rentals
                                                                  -------
1997 ....................................................        $528,000
1998 ....................................................         272,000
1999 ....................................................         113,000
2000 ....................................................          19,000
2001 ....................................................           2,000
                                                                  -------
                                                                 $934,000
                                                                  =======

8. RETIREMENT PLAN:

     The Company maintains a defined contribution plan which provides a base Company contribution of 2% of a qualified employee's compensation and a Company matching contribution of one-quarter of the employee's voluntary deferral not to exceed 1.5%. Substantially all employees are covered by the plan after one year of service. The Company's contribution to the plan amounted to $279,000, $281,000 and $257,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

9. COMMITMENTS AND CONTINGENCIES:

     On March 18, 1997, the United States District Court for the Southern District of Ohio held a hearing to consider approval of a proposed settlement of a class action that had been filed on August 2, 1995 (Case No. C2-95-746), against the Company, certain of its present and former directors and officers, and the lead underwriters in its initial public offering. There were no objections to the proposed settlement and no class members requested exclusion from the settlement. A final order from the Court concerning the proposed settlement is expected shortly. The class action had alleged that the registration statement for the initial public offering contained false and misleading statements and asserted violations of Sections 11, 12(2) and 15 of the Securities Act of 1933. Under the settlement, the defendants agreed to establish a fund of $2.3 million to pay certain costs, expenses and attorney fees and to make a distribution to members of the plaintiff-class. The Company's contribution to the settlement resulted in a pre-tax charge to fourth quarter 1996 earnings of $850,000. In entering into the settlement, neither the Company nor the other defendants admitted liability. Nevertheless, the Company believes that settlement of the class action was in its best interests in order to avoid further costs of litigation.

     The Company has issued $5.0 million in irrevocable letters of credit at December 31, 1996 to municipalities to secure performance and the completion of certain land development activities.

10. RELATED PARTY TRANSACTIONS:

     Cash accounts for the Homebuilding Divisions were controlled on a centralized basis by BRC through the date of the initial public offering, and accordingly, cash receipts and disbursements were received or made through BRC. Transactions between or on behalf of the Homebuilding Divisions, including intercompany advances and shareholder distributions, are recorded in the combined balance sheets as adjustments to net assets.

     The Company purchased finished lots, pursuant to a Land Option Agreement, in certain communities which were developed by BRC and other homebuilders under various joint venture agreements. Such purchases totaled $8,155,000, $6,485,000 and $4,487,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company also purchased from Wilcox Road Associates additional lots that amounted to $648,000, $760,000, and $305,000 in 1996, 1995 and 1994,
respectively. Wilcox Road Associates is an Ohio joint venture partnership of which BRC is the managing partner and in which it has a 50% interest.

     The Company acquired printing services from a printing company principally owned by members of the Borror family. Such services aggregated $177,000, $166,000 and $315,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Under the Model Home Lease Agreement dated January 20, 1994, effective with the initial public offering, the Company leases model homes from BRC. Lease expense for the years ended December 31, 1996, 1995 and 1994 was $89,000, $168,000 and $279,000, respectively.

     Under the Employee Lease Agreement dated January 20, 1994, effective with the initial public offering, the Company leased to BRC the employees necessary to operate BRC's business. The Employee Lease Agreement was terminated December 31, 1995. During 1995 and 1994, BRC reimbursed the Company $183,000 and $181,000, respectively for the costs associated with the leased employees. In addition BRC paid the Company $21,400, $19,800 and $4,750 in 1996, 1995 and 1994, respectively for miscellaneous services performed by Company personnel.

     The Company and BRC have also entered into operating lease agreements in which the Company leases space in a shopping center owned by BRC. Lease expense for the years ended December 31, 1996, 1995 and 1994 was $69,000, $84,000 and $73,000, respectively.

     The Company provides land development and management services to certain joint ventures in which one of the partners in the joint venture is BRC. Fees charged for the years ended December 31, 1996, 1995 and 1994 were $571,000, $234,000 and $700,000, respectively.

     At December 31, 1995, the Company had a net receivable of $82,000 from joint ventures in which BRC is a partner. There were no inter-company receivables or payables at December 31, 1996.

11. INCOME TAXES

     Prior to the Company's initial public offering and exchange transaction with BRC, the income of the Homebuilding Divisions was taxed under Subchapter S of the Internal Revenue Code of 1986, as amended. Accordingly, the Homebuilding Divisions were not subject to federal or state income taxes.

     On March 16, 1994, in connection with the Company's initial public offering, the Company adopted SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 required the Company to recognize a deferred tax asset for cumulative temporary differences between financial reporting and tax reporting. This deferred tax asset was based on the cumulative temporary differences as of the date of the initial public offering, primarily related to reserves not currently deductible, and approximated $103,000.

     The income tax provision presented in the accompanying statements of income, represent the income tax expense (benefit) for the periods since the Company acquired the operating assets and liabilities of the Homebuilding Divisions.

     The Company had net operating loss carryforwards of $826,000 for federal purposes and $4.0 million for state purposes as of December 31, 1995. These net operating loss carryforwards were exhausted during 1996.

     The provision for income taxes consists of the following for the years ended December 31, 1996, 1995 and the period March 16, 1994 through December 31, 1994:

                                                             1996            1995           1994
                                                        ---------       ---------      ---------
Currently payable (refundable):
  Federal..........................................    $2,492,000     $(1,019,000)    $1,081,000
  State and local..................................       312,000                        146,000
Deferred:
  Federal..........................................      (231,000)       (665,000)       (67,000)
  State............................................      (199,000)                        (5,000)
                                                        ---------       ---------      ---------
  Income tax expense (benefit).....................    $2,374,000     $(1,684,000)    $1,155,000
                                                        =========       =========      =========


     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations. These temporary differences are determined in accordance with SFAS No. 109.

The components of the net deferred tax asset at December 31, are as follows:

                                                                            1996            1995
                                                                       ---------       ---------
Assets:
  Valuation reserves.............................................     $  330,000      $  112,000
  Accrued expenses...............................................        969,000         556,000
  Net operating loss benefit.....................................                        281,000
  Other..........................................................         52,000         120,000
                                                                       ---------       ---------
    Gross deferred tax assets....................................     $1,351,000      $1,069,000
                                                                       ---------       ---------

Liabilities:
  Escrow receivable..............................................                     $  137,000
  Property and equipment.........................................     $   24,000          35,000
  Other..........................................................         57,000          57,000
                                                                       ---------       ---------
    Gross deferred tax liabilities...............................     $   81,000      $  229,000
                                                                       ---------       ---------
Net deferred income taxes as recorded in the balance sheet.......     $1,270,000      $  840,000
                                                                       =========       =========


A reconciliation of the Federal corporate income tax rate and the effective tax rate on income taxes is summarized below for the years ended December 31, 1996, 1995 and the period from March 16, 1994 through December 31, 1994:


                                                                       1996       1995       1994
                                                                       ----       ----       ----

Statutory income tax rate........................................      34.0%      34.0%      34.0%
Permanent differences............................................        .3%        .2%       1.4%
State and local taxes, net of Federal benefit....................       1.0%                  3.2%
Other............................................................       1.7%      (1.7)%     (0.7)%
                                                                       ----       ----       ----
  Effective income tax rate......................................      37.0%      32.5%      37.9%
                                                                       ====       ====       ====

12.  INCENTIVE STOCK AND EXECUTIVE DEFERRED COMPENSATION PLANS

     In March 1994, the Company adopted the Borror Corporation Incentive Stock Plan. The Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of performance awards of Common Shares, restricted Common Shares, incentive stock options and non-qualified options for the purpose of attracting, motivating, and retaining key employees and eligible directors. A maximum of 500,000 Common Shares have been reserved for issuance under the Plan. The Plan provides that grants shall include certain terms and conditions and be subject to certain restrictions as provided for under applicable provisions of the Internal Revenue Code and federal securities laws. In general, grants of options are subject to vesting schedules at twenty percent a year, set forth an exercise price that is equal to the fair market value on the grant date (110% of the fair market value for 10% shareholders), and must be exercised within ten years of the grant date (5 years for 10% shareholders).

     In December 1994, the Company adopted a non-qualified Executive Deferred Compensation Plan for directors and certain executives. Under the Plan, participants may defer a portion of their compensation (20% of total base and bonus for employees and 100% of director fees). At December 31 of each year, the Company provides a matching contribution of 25% of the amount deferred in a given year by a participant, provided that the Company's matching contribution will not exceed $2,500 in any year. The Company's contribution vests in 20% increments over a five-year period. As of the date the contribution or match is made, the amount is converted to theoretical common shares and will be adjusted in future periods based on the market value of the Common Shares, similar to stock appreciation rights.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Incentive Stock Plan. The Company did recognize expense for the Executive Deferred Compensation Plan of $56,000 and $13,000 for the plan years ended December 31, 1996 and 1994. The Company did not recognize any expense for the plan year ended December 31, 1995. Had compensation cost for the Company's Incentive Stock Plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1996               1995
                                                           ----               ----

     Net Income (loss)               Pro forma          $3,977,000        $(3,534,000)
                                     As reported        $4,037,000        $(3,498,000)

     Earnings (loss) Per Share       Pro forma               $0.64             $(0.57)
                                     As reported             $0.65             $(0.56)

     In determining the pro forma amount of stock-based compensation on a basis consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield; expected volatility of 27.0% for both years; risk-free interest rate of 5.6% for the 1996 Plan options and 7.8% for the 1995 Plan options; and expected life of 6 years for the 1996 and 1995 Plan options.

     A summary of the status of the Company's Incentive Stock Plan as of December 31, 1996, 1995 and 1994, respectively, and changes during the years then ended is presented below:

                                               1996                        1995                          1994
                                    ---------------------       -------------------------      -------------------------
                                                 Weighted                      Weighted                        Weighted
                                                 Average                       Average                         Average
                                                 Exercise                      Exercise                        Exercise
Fixed Options                       Shares        Price         Shares           Price         Shares          Price
-------------                       ------        -----         ------           -----         ------          -----

Outstanding at
  beginning of year                 204,000       $4.44         135,000       $11.50             -0-             -0-
Granted                             268,500       $3.27         315,000       $ 4.53          150,000         $11.50
Expired                              (4,200)      $4.14
Forfeited                           (39,800)      $3.91        (111,000)      $ 4.70
Cancelled                                                      (135,000)      $11.50          (15,000)        $11.50
Exercised                          --------                    --------                        ------

Outstanding at end of year          428,500       $3.77         204,000       $ 4.44          135,000         $11.50

Options exercisable at
  year-end                           85,700                        -                              -

Weighted-average fair
  value of options granted                        $1.27                       $ 1.99                             -
  during the year



The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                Weighted
                                                Average
                             Number            Remaining           Number
                          Outstanding          Contractual      Exercisable
     Exercise Prices      at 12/31/96              Life         at 12/31/96
     ---------------      -----------          -----------      -----------

          $3.25             237,000              9 Years           47,400
           3.88              20,000              9 Years            4,000
           4.13               7,500              9 Years            1,500
           4.25               5,000              8 Years            1,000
           4.50             159,000              8 Years           31,800
                            -------                                ------
                            428,500                                85,700

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                   Quarter Ended
                                               March 31,    June 30,    September 30,   December 31,
                                               --------     --------   -------------   ------------
Revenues:
  1996........................................  $36,318       $41,524       $45,916       $51,821
  1995........................................   34,556        46,221        47,764        49,571
Gross Profit:
  1996........................................  $ 7,583       $ 9,317       $10,535       $11,646
  1995........................................    6,699         6,622         7,311         6,520
Income (Loss) before income taxes:
  1996........................................  $   252       $ 1,711       $ 2,308       $ 2,140
  1995........................................   (1,244)       (2,206)       (1,386)         (346)
Net Income (Loss):
  1996........................................  $   152       $ 1,086       $ 1,418       $ 1,381
  1995........................................     (835)       (1,530)         (900)         (233)
Earnings (Loss) Per Share:
  1996........................................  $  0.02       $  0.17       $  0.23       $  0.22
  1995........................................    (0.13)        (0.25)        (0.15)        (0.04)


ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        -----------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

Not applicable.


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3), the information contained under the caption "BOARD OF DIRECTORS AND MANAGEMENT" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. The Registrant is not required to make any disclosure pursuant to
Item 405 of Regulation S-K.

ITEM 11  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the Compensation Committee of the Company's Board of Directors on executive compensation nor the performance graph included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1997, shall be deemed to be incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3), the information contained under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3), the information contained under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.
        --------------------

        The financial statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 1996, and 1995, and the related statements of income, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996, together with the notes thereto.

(a)(2)  Financial Statement Schedules.
        -----------------------------

        There are no financial statement schedules required to be filed with this Annual Report on Form 10-K.

(a)(3)  Exhibits.
        ---------

        Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page
        40. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

        Exhibit No.         Description
        ----------          -----------

        10.1 Borror Corporation Incentive Stock Plan, as amended December 5, 1995

        10.18 Incentive Stock Option Agreement, dated January 4, 1995, between Borror Corporation and Richard R. Buechler (which agreement is substantially the same as Incentive Stock Option Agreements entered into between the Company and other employees to whom options were granted under the Company's Incentive Stock Plan)

        10.23 Amended and Restated Borror Corporation Deferred Compensation Plan, dated
                            December 5, 1995

        10.25 Employment Agreement, dated May 17, 1996, between Borror Corporation and Richard R. Buechler, superseding an Employment
                            Agreement dated February 28, 1995

        10.26 Employment Agreement, dated May 17, 1996, between Borror Corporation and Robert A. Meyer, Jr., superseding an Employment
                            Agreement dated February 28, 1995

        10.27               Employment Agreement, dated May 17,
                            1996, between Borror Corporation and
                            Jon M. Donnell

        10.28 First Amendment to May 17, 1996 Employment Agreement between Borror Corporation and Jon M. Donnell dated November 6, 1996

        10.29 Restricted Stock Agreement dated August 1, 1995 between Borror Corporation and Jon M. Donnell

        10.30 Restricted Stock Agreement dated November 6, 1996 between Borror Corporation and Jon M. Donnell


(b)     Reports on Form 8-K.
        --------------------

        On December 19, 1996 the Company filed a current report on Form 8-K reporting under item 5, Other Events, that a class action pending against the Company had been settled.

(c)     Exhibits.
        --------

        Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 40.

(d)     Financial Statement Schedules.
        ------------------------------

        There are no financial statement schedules required to be filed with this Annual Report on Form 10-K.

                                INDEX TO EXHIBITS

Exhibit No.       Description                                                   Location
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

   2.2            Form of First Amendment to Corporate Exchange              Incorporated by
                  and Subscription Agreement                                 reference to Exhibit
                                                                             2.2 to Form S-1.

   3.1            Amended and Restated Articles of Incorporation of          Incorporated by
                  Borror Corporation                                         reference to Exhibit
                                                                             3.1 to Form S-1.

   3.2            Amended and Restated Code of Regulations of                Incorporated by
                  Borror Corporation                                         reference to Exhibit
                                                                             3.2 to Form S-1.

   4.0             Specimen of Stock Certificate of Borror Corporation        Incorporated by
                                                                             reference to Exhibit 4
                                                                             to Form S-1.

  10.1            Borror Corporation Incentive Stock Plan, as                Incorporated by
                  amended December 5, 1995                                   reference to Exhibit
                                                                             10.1 to December 31,
                                                                             1996 Form 10-K.

  10.2            Shareholder Agreement, dated January 20, 1994,             Incorporated by
                  between Borror Corporation and Borror Realty               reference to Exhibit
                  Company                                                    10.4 to Form S-1.

  10.3            Land Option Agreement, dated January 20, 1994,             Incorporated by
                  between Borror Corporation and Borror Realty               reference to Exhibit
                  Company                                                    10.5 to Form S-1.

  10.4            Model Home Lease Agreement, dated January 20,              Incorporated by
                  1994, between Borror Corporation and Borror Realty         reference to Exhibit
                  Company                                                    10.6 to Form S-1.

  10.6            Architectural Department Lease Agreement, dated            Incorporated by
                  January 4, 1994, between Borror Corporation and            reference to Exhibit
                  Borror Realty Company                                      10.9 to Form S-1.

  10.7            Open Ended Mortgage and Security Agreement,                Incorporated by
                  dated December 22, 1987, between The Borror                reference to Exhibit
                  Corporation and W. Lyman Case & Company                    10.11 to Form S-1.

10.8              Decorating Center Lease Agreement, dated                   Incorporated by
                  January  4, 1994, between Borror Corporation and           reference to Exhibit
                  Borror Realty Company, as amended by addendum              10.12 to December 31,
                  No. 1, effective July 1, 1994                              1994 Form 10-K.

10.13             Amended and Restated Loan Agreement, dated August          Page        .
                  3, 1995, among Borror Corporation, the lenders listed          --------
                  therein, and The Huntington National Bank, as agent,
                  together with First Amendment thereto dated March
                  19, 1996 and Second Amendment thereto dated
                  November 6, 1996

10.14             Open-End Mortgage, Assignment of Rents and                 Incorporated by reference
                  Security Agreement, dated March 2, 1995 among              to Exhibit 10.16 to December
                  Borror Corporation, the lenders listed therein and         31, 1994 Form 10-K.
                  The Huntington National Bank, as agent

10.15             First Mortgage Modification Agreement, dated               Incorporated by reference
                  August 3, 1995 among Borror Corporation,                   to Exhibit 10.13. to June 30,
                  the lenders listed therein and The Huntington              1995 Form 10-Q.
                  National Bank, as agent

10.16             Open-End Mortgage, Assignment of Rents and                 Incorporated by reference
                  Security Agreement, dated August 3, 1995                   to Exhibit 10.14. to June 30,
                  among Borror Corporation, the lenders listed               1995 Form 10-Q.
                  therein and The Huntington National Bank, as agent

10.17             Agent - Security Agreement - Equipment, Fixtures,          Incorporated by reference
                  Inventory and Accounts, dated August 3, 1995               to Exhibit 10.15. to June 30,
                  of Borror Corporation in favor of The Huntington           1995 Form 10-Q.
                  National Bank, Bank, as agent for the lenders
                  listed therein

10.18             Incentive Stock Option Agreement, dated                    Incorporated by reference
                  January 4, 1995, between Borror Corporation                to Exhibit 10.18 to December
                  and Richard R. Buechler (which agreement                   31, 1995 Form 10-K.
                  is substantially the same as Incentive Stock
                  Option Agreements entered into between the
                  Company and other employees to whom options
                  were granted under the Company's Incentive
                  Stock Plan)

10.23             Amended and Restated Borror Corporation                    Incorporated by
                  Deferred Compensation Plan, dated                          reference to Exhibit
                  December 5, 1995                                           10.9 to December 31,
                                                                             1995 Form 10-K.

10.24             First Amendment to Lease Agreement dated                   Incorporated by
                  March 19, 1996 between Borror Realty                       reference to Exhibit
                  Company and and Borror Corporation                         10.21. to March 31,
                                                                             1995 Form 10-Q.

10.25             Employment Agreement, dated May 17, 1996,                  Page     .
                  between Borror Corporation and Richard R.                       ----
                  Buechler, superseding an Employment Agreement
                  dated February 28, 1995

10.26             Employment Agreement, dated May 17, 1996,                  Page     .
                  between Borror Corporation and Robert A.                        ----
                  Meyer, Jr., superseding an Employment Agreement
                  dated February 28, 1995

10.27             Employment Agreement dated May 17, 1996,                   Incorporated by
                  between Borror Corporation and Jon M. Donnell              reference to Exhibit
                                                                             10.22 to September 30,
                                                                             1996 Form 10-Q.

10.28             First Amendment to May 17, 1996 Employment                 Page    .
                  Agreement between Borror Corporation                           ----
                  and Jon M. Donnell dated November 6, 1996.

10.29             Restricted Stock Agreement dated August 1, 1995            Incorporated by
                  between Borror Corporation and Jon M. Donnell              reference to Exhibit
                                                                             10.19 of December
                                                                             31, 1995 Form 10-K.

10.30             Restricted Stock Agreement dated November 6, 1996,         Page     .
                  between Borror Corporation and Jon M. Donnell                  -----

23                Consent of Coopers & Lybrand L.L.P.                        Page     .
                  Independent Public Accountants                                 -----

24                Powers of Attorney                                         Page     .
                                                                                 -----
27                Financial Data Schedule                                    Page     .
                                                                                 -----

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 1997                          Borror Corporation

                                              * /s/ Douglas G. Borror
                                              -----------------------------
                                              By Douglas G. Borror, President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Capacities                           Date
---------                             ----------                           ----
*/s/ Donald A. Borror                 Director                             March 18, 1997
-----------------------------
Donald A. Borror

*/s/ Douglas G. Borror                Director and                         March 18, 1997
-----------------------------         Principal Executive Officer
Douglas G. Borror

*/s/ Jon M. Donnell                   Principal Financial Officer          March 18, 1997
-----------------------------
Jon M. Donnell

*/s/ Tad E. Lugibihl                  Principal Accounting Officer         March 18, 1997
-----------------------------
Tad E. Lugibihl

*/s/ David S. Borror                  Director                             March 18, 1997
-----------------------------
David S. Borror

*/s/ Terry E. George                  Director                             March 18, 1997
-----------------------------
Terry E. George

*/s/ Pete A. Klisares                 Director                             March 18, 1997
-----------------------------
Pete A. Klisares

*/s/ Gerald E. Mayo                   Director                             March 18, 1997
-----------------------------
Gerald E. Mayo

*/s/ C. Ronald Tilley                 Director                             March 18, 1997
-----------------------------
C. Ronald Tilley

*By /s/ Robert A. Meyer, Jr.          Attorney-in-fact                     March 18, 1997
-----------------------------
Robert A. Meyer, Jr.