Form 10-Q
period 1997-03-31
DOMINION HOMES INC
filed 1997-05-14
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                     0-23270
                             Commission File Number

                              DOMINION HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                                31-1393233
    ----------------                                         --------------
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

                               Borror Corporation
                               ------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---       ---

Number of common shares outstanding as of May 10, 1997:  6,241,853

                              DOMINION HOMES, INC.

                                      INDEX



PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements......................................    3

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............   10


PART II       OTHER INFORMATION.........................................   17

SIGNATURES    ..........................................................   19

INDEX TO EXHIBITS.......................................................   20


                              DOMINION HOMES, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
================================================================================

                                                                                    March 31,     December 31,
                                                                                      1997            1996
                                                                                  (UNAUDITED)
                                                                                  -----------      -----------
                                     ASSETS

Cash and cash equivalents                                                         $       226      $       252
Notes and accounts receivable, net:
     Trade                                                                              1,388            1,092
     Due from financial institutions for residential closings                           1,161              589
Real estate inventories:
     Land and land development costs                                                   51,042           49,990
     Homes under construction                                                          51,567           43,049
     Other                                                                              2,702            2,351
                                                                                  -----------      -----------
         Total real estate inventories                                                105,311           95,390
                                                                                  -----------      -----------
Prepaid expenses and other                                                                600              526
Deferred income taxes                                                                   1,270            1,270
Property and equipment, at cost                                                         8,806            8,948
     Less accumulated depreciation                                                     (4,258)          (4,241)
                                                                                  ------------     ------------
         Net property and equipment                                                     4,548            4,707
                                                                                  -----------      -----------
              Total assets                                                        $   114,504      $   103,826
                                                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                           $     6,100      $     6,255
Deposits on homes under contract                                                        2,070            1,825
Accrued liabilities                                                                     8,566            8,332
Note payable, banks                                                                    60,108           49,770
Term debt                                                                               4,191            4,793
                                                                                  -----------      -----------
         Total liabilities                                                             81,035           70,975
                                                                                  -----------      -----------
Commitments and contingencies (Note 3)
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized
         6,239,153 shares issued and outstanding                                       30,526           30,526
         Less deferred compensation                                                       (92)            (107)
     Retained earnings                                                                  3,035            2,432
                                                                                  -----------      -----------
         Total shareholders' equity                                                    33,469           32,851
                                                                                  -----------      -----------
              Total liabilities and shareholders' equity                          $   114,504      $   103,826
                                                                                   ==========       ==========




    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)
================================================================================

                                                       Three Months Ended
                                                             March 31,
                                                      1997              1996
                                                  -------------    ---------

Revenues                                          $    36,997      $    36,318
Cost of real estate sold                               27,717           28,735
                                                  -----------      -----------
Gross profit                                            9,280            7,583
Selling, general and administrative                     6,798            5,821
                                                  -----------      -----------
Income from operations                                  2,482            1,762
Interest expense (Note 2)                               1,443            1,510
                                                  -----------      -----------
     Income before income taxes                         1,039              252

Provision for income taxes (Note 5)                       436              100
                                                  -----------      -----------
         Net income                               $       603      $       152
                                                  ===========      ===========

Earnings per share (Note 6)                       $      0.10      $      0.02
                                                  ===========      ===========

Weighted average shares outstanding                 6,239,153        6,213,870
                                                  ===========      ===========





    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)
===============================================================================


                                                 COMMON SHARES              Deferred       Retained
                                                 -------------
 Shares         Amount       Compensation     Earnings         Total
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                  6,239,153        $ 30,526      $  (107)         $ 2,432       $ 32,851


     Net income                                                                                 603            603

     Deferred compensation                                                      15                              15
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                     6,239,153        $ 30,526       $  (92)         $ 3,035        $33,469
-------------------------------------------------------------------------------------------------------------------











    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
================================================================================

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      1997              1996
                                                                                  -------------    ---------

Cash flows from operating activities:
     Net income                                                                   $       603      $       152
     Adjustments to reconcile net income to cash
              (used in) provided by operating activities:
         Depreciation and amortization                                                    235              282
         Disposal of property and equipment                                                46              108
         Write-down of accounts receivable                                                                 150
         Deferred income taxes                                                                              92
         Changes in assets and liabilities:
              Increase in accounts receivable                                            (868)          (1,635)
              Decrease in refundable federal income tax                                                  1,019
              (Increase) decrease in real estate inventories                           (9,921)           3,586
              (Increase) decrease in prepaid expenses and other                          (120)             160
              Decrease in accounts payable                                               (155)          (2,588)
              Increase in deposits on homes under contract                                245              190
              Increase (decrease) in accrued liabilities                                  234           (1,026)
                                                                                  -----------      ------------
                  Net cash (used in) provided by operating activities                  (9,701)             490
Cash flows from investing activities:
     Purchase of property and equipment                                                   (61)             (48)
                                                                                  ------------     ------------
              Net cash used in investing activities                                       (61)             (48)
Cash flows from financing activities:
     Proceeds from note payable banks                                                  10,338            2,413
     Payments on term debt                                                               (602)          (2,855)
                                                                                  ------------     ------------
              Net cash provided by (used in) financing activities                       9,736             (442)
                                                                                  -----------      ------------
         Net change in cash and cash equivalents                                          (26)               0
Cash and cash equivalents, beginning of period                                            252              207
                                                                                  -----------      -----------
         Cash and cash equivalents, end of period                                 $       226      $       207
                                                                                  ===========      ===========

Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)                                   $       504      $       297
                                                                                  ===========      ===========
     Income taxes paid                                                            $       763                -
                                                                                  ===========      ===========







    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

         At the Company's annual meeting of shareholders on May 7, 1997, the name of the Company was changed to Dominion Homes, Inc. from Borror Corporation.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the December 31, 1996 audited annual financial statements of Borror Corporation (now Dominion Homes, Inc.) contained in its Annual Report to Shareholders or in the December 31, 1996 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


2.   CAPITALIZED INTEREST
     --------------------

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As lots are transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and it is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $2.1 million and $2.8 million at March 31, 1997 and March 31, 1996, respectively. The following table summarizes the activity with respect to capitalized interest:


                                                                            Three Months Ended
                                                                                 March 31,
                                                                        1997                1996
                                                                    -------------      ---------

Interest incurred                                                   $   1,425,000      $   1,499,000
Interest capitalized                                                     (935,000)        (1,271,000)
                                                                    --------------     --------------
     Interest expensed directly                                           490,000            228,000

Previously capitalized interest charged to interest expense               953,000          1,282,000
                                                                    -------------      -------------
     Total interest expense                                         $   1,443,000      $   1,510,000
                                                                     ============      =============

3.   LITIGATION
     ----------

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


4.   AFFILIATED ENTITY
     -----------------

         During the first quarter of 1997 the Company participated in the creation of a title insurance agency. The title insurance agency was formed to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company owns 49.9% of the title insurance agency, which is the largest percentage the Company is permitted to own under Ohio law. The title insurance agency began operating April 1, 1997.


5.   PROVISION FOR INCOME TAXES
     --------------------------

         The Company's estimated annual effective tax rate increased to 42.0% for the first quarter 1997 from 39.7% for the first quarter 1996. The lower effective tax rate in 1996 was attributable to recognition of state tax loss carryforwards which have been fully utilized.

6.   EARNINGS PER SHARE
     ------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". SFAS No 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15 "Earnings Per Share" ("Opinion 15"). SFAS No 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior EPS data presented after the effective date.

         The Company will adopt SFAS No. 128 effective with its 1997 year end. Pro forma earnings per share data calculated in accordance with this pronouncement for the three months ended March 31, 1997 and March 31, 1996, are consistent with the current disclosures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company closed a first quarter record of 266 homes during the three months ended March 31, 1997 compared to a previous first quarter record of 255 homes in 1996. Despite the higher number of closings in first quarter 1997, revenues did not increase proportionately because of a reduction in average sales price of homes delivered in the first quarter of 1997 compared to 1996. First quarter 1997 sales of 356 homes represented a strong quarterly showing but did not match the corporate record of 425 home sales reported in the first quarter of 1996. The backlog of 778 sales contracts at March 31, 1997 represented an aggregate sales value of $118.0 million compared to the backlog of 738 sales contracts at March 31, 1996 which represented an aggregate sales value of $110.7 million.

     Gross profit as a percentage of revenues (gross profit margin) improved significantly to 25.1% for first quarter 1997 from 20.9% for first quarter 1996. This improvement reflected delivery in 1997 of houses with a lower average sales price, which typically have a higher gross profit margin, a decrease in the amount of previously capitalized overhead charged to cost of real estate sold and a reduction in sales discounts. Selling, general and administrative expenses increased both in total amount and as a percentage of revenues. This increase is primarily attributable to additional personnel in the Company's lumber operation and an increase in the recognition of administrative incentive compensation which the Company accrues in relationship to earnings.

     Effective with the approval of its shareholders on May 7, 1997, the Company changed its name to Dominion Homes, Inc. (NASDAQ National Market symbol "DHOM") from Borror Corporation. The change was made to eliminate confusion between its previous corporate name and the principal name under which it has marketed and built homes for many years. In addition, the Company believes that it will realize cost savings associated with promoting a single name.

     During the first quarter of 1997, the Company participated in the creation of a title insurance agency through a limited liability company, Alliance Title Agency, Ltd. (Alliance). Alliance was formed to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company has a 49.9% equity interest in Alliance, which is the largest percentage the Company is permitted to own under Ohio law. The majority owner of Alliance is a company comprised of Chicago Title Agency of Ohio, Inc. and one of its former principals. The Company agreed to participate in Alliance in order to provide better service to its customers and provide an additional source of income. Alliance began operating April 1, 1997.

COMPANY OUTLOOK

     The Company's strategic decision to start more sold homes late in 1996 combined with favorable weather conditions and an expanded subcontractor base during first quarter 1997 has increased the Company's production capacity beyond that of recent years. Consequently, the Company has the production ability to deliver more homes in 1997 than it did in 1996. This improvement in production capacity during the early part of 1997 should help relieve, during the later part of 1997, some of the construction delays and related costs caused by a restricted labor market that the Company has experienced in the past. In addition, the Company has been successful in selling many of the inventory homes the Company started without sales contracts late in 1996. Since the Company does not plan to immediately replace many of these inventory homes, it expects to achieve a leveling of production later in the year.

     The Company anticipates improving its profitability during 1997 while maintaining its current share of the Central Ohio market. However the Company does not expect the gross profit margin to continue the trend reported during the first quarter of 1997. The gross profit margin reported during the first quarter of 1997 was favorably affected by the delivery of lower average priced homes which had a higher gross profit margin.

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

     SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. Typically, closings and related revenues will increase substantially in the third and fourth quarters. The Company believes that this seasonality reflects the tendency of homebuyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can also accelerate or delay the scheduling of closings.

     The following table sets forth certain data for each of the last eight quarters:


              THREE                                   SALES                           BACKLOG
             MONTHS               REVENUES          CONTRACTS        CLOSINGS     (AT PERIOD END)
              ENDED            (IN THOUSANDS)      (IN UNITS)       (IN UNITS)      (IN UNITS)
==================================================================================================
         June 30, 1995           $46,221               359              325             611
         Sept. 30, 1995          $47,764               334              322             623
         Dec. 31, 1995           $49,571               254              309             568
         Mar. 31, 1996           $36,318               425              255             738
         June 30, 1996           $41,524               325              278             785
         Sept. 30, 1996          $45,916               305              301             789
         Dec. 31, 1996           $51,821               253              354             688
         Mar. 31, 1997           $36,997               356              266             778


      At March 31, 1997 the aggregate sales value of homes in backlog was $118,036,000 compared to $110,736,000 at March 31, 1996.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:


                                                                     Three Months Ended
                                                                          March 31,
                                                                    1997              1996
                                                                -----------       --------

     Revenues..............................................         100.0%           100.0%
     Cost of real estate sold..............................          74.9             79.1
                                                                ----------        --------
         Gross profit......................................          25.1             20.9
     Selling, general and administrative expenses..........          18.4             16.0
                                                                ----------        --------
         Income from operations............................           6.7              4.9
     Interest expense......................................           3.9              4.2
     Income tax provision .................................           1.2              0.3
                                                                ----------        --------
         Net income .......................................           1.6%             0.4%
                                                                ==========        =========

                                     12

     REVENUES. Revenues for first quarter 1997 increased to $37.0 million from $36.3 million for first quarter 1996. The number of closings during first quarter 1997 increased to 266 homes from 255 homes during first quarter 1996. The increase in the number of homes closed in first quarter 1997 was offset by a lower average home sale price of approximately $1,100 which reduced the average sales price from $139,427 to $138,327. The primary reason for the lower average home sales price is that a greater number of smaller homes were closed during first quarter 1997 compared to first quarter 1996. Included in revenues were other revenues, consisting of the sale of finished lots and building supplies to other builders, which were $202,000 for first quarter 1997 compared to $764,000 for first quarter 1996.

     GROSS PROFIT. Gross profit for first quarter 1997 increased to $9.3 million from $7.6 million for first quarter 1996, representing a gross profit margin improvement of 4.2%. The improvement in first quarter 1997 gross profit is attributable to a decrease in the amount of previously capitalized overhead charged to cost of real estate sold, fewer sales discounts, better control of direct construction costs and generally favorable building conditions. The gross profit margin was favorably impacted by the delivery of lower average priced homes as discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for first quarter 1997 increased to $6.8 million from $5.8 million for first quarter 1996. As a percentage of revenues this was an increase to 18.4% from 16.0%. The increase in selling, general and administrative expense is primarily attributable to increased personnel in the Company's lumber operation and an increase in the recognition of administrative incentive compensation expense which the Company accrues in relationship to earnings.

     INTEREST EXPENSE. Interest expense for first quarter 1997 decreased to $1.4 million from $1.5 million for first quarter 1996, which represents a 0.3% decrease. The weighted average rate of interest of the Company's revolving line of credit was 8.8% for the first quarter of 1997 compared to 9.0% for the first quarter 1996. The average revolving line of credit borrowings outstanding were $60.2 million and $58.2 million for the first quarter of 1997 and 1996, respectively.

     PROVISION FOR INCOME TAXES. Income tax expense for first quarter 1997 increased to $436,000 from $100,000 for first quarter 1996. This was an increase of 0.9% of revenues between the two comparable quarters. The Company's estimated annual effective tax rate increased to 42.0% for first quarter 1997 from 39.7% for first quarter 1996. The lower effective tax rate in 1996 was attributable to recognition of state tax loss carryforwards which have been fully utilized.

     SOURCES AND USES OF CASH

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996:

     Net cash used in operating activities for first quarter 1997 was $9.7 million compared to $490,000 that was provided by operating activities for first quarter 1996. Net income for first quarter 1997 provided cash flow of $603,000 compared to $152,000 for first quarter 1996. The primary reason operating activities required cash in first quarter 1997 was that the inventory of homes under construction increased by $9.9 million compared to a $3.6 million decrease in the first quarter of 1996. First quarter 1997 homes under construction increased because of the large number of homes being built and improved weather conditions compared to the previous year. The improved weather conditions have also allowed many homes in inventory to be at a more advanced stage of construction in 1997 compared to 1996. Net cash used in investing activities was comparable between the two quarters. The major source of funding for the increase in homes under construction was additional borrowings under the revolving line of credit which was $10.3 million in first quarter 1997 compared to $2.4 million in first quarter 1996. The Company reduced term debt by $602,000 and $2.9 million for first quarter 1997 and 1996, respectively. On a net basis, financing activities provided cash of $9.7 million for first quarter 1997 compared to using $442,000 for first quarter 1996.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At March 31, 1997, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 5,100 lots and the Company controlled through option agreements an additional 2,100 lots. Included in the 2,100 lots controlled through option agreements are 177 lots owned by BRC. During first quarter 1997 the Company exercised options to purchase 391 controlled lots, including 65 lots from BRC. Option agreements expire at varying dates through August 31, 2002. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes. During first quarter 1997, the Company sold six lots to another builder for $154,000.

     The Company continued to maintain a relatively stable amount of land and land development inventory. However, the amount of inventory of homes under construction increased due to the larger number of homes under construction, the emphasis the Company placed on accelerating the construction process and favorable weather conditions.

     On March 31, 1997, the Company had 135 inventory homes, including 32 condominiums, in various stages of construction, which represented an aggregate investment of $9.3 million. At March 31, 1996, the Company had 45 inventory homes, including 24 condominiums, in various stages of construction, which represented an aggregate investment of $3.7 million. Inventory homes are not reflected in sales or backlog. The Company expects to significantly reduce the number of inventory homes during the second quarter of 1997. The Company anticipates that this reduction of inventory homes will be accomplished at gross profit margins consistent with its other home sales.

     SELLER-PROVIDED DEBT

     The Company had $1.4 million and $5.9 million of seller-provided term debt outstanding at March 31, 1997 and 1996 respectively. The Company did not add any new seller-provided term debt during first quarter 1997. The seller-provided term debt outstanding at March 31, 1997 had interest rates between 8.0% and 10.0% and maturities that ranged from one to three years.

     LAND PURCHASE COMMITMENTS

     At March 31, 1997, the Company had commitments to purchase 162 residential lots and unimproved land at an aggregate cost of $4.3 million, all of which is expected to be funded prior to December 31, 1998. In addition, at March 31, 1997, the Company had $10.9 million of cancelable obligations to purchase residential lots and unimproved land in which $500,000 in good faith deposits had been invested by the Company. Included in the $10.9 million of cancelable purchase obligations are $700,000 of purchase options with BRC. The majority of the land subject to cancelable obligations is for post 1997 development activities. The Company expects to fund its 1997 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facilities.

     CREDIT FACILITIES

     At March 31, 1997, the Company had $10.3 million available under its revolving credit facility, after adjustment for borrowing base limitations. However, the borrowing availability under the revolving line of credit could increase depending upon the Company's utilization of the proceeds. The revolving credit facility matures on June 30, 1998 and is collateralized by mortgages and security interests which the Company has granted to the banks on substantially all of its property and assets. The Company believes that its credit capacity is sufficient to meet expected seasonal demands in construction activity.

     Borrowings under the revolving credit facility bear interest at the prime commercial rate of interest of the lead bank which was 8.50% at March 31, 1997. The Company has entered into various agreements which effectively limit its exposure to interest rate fluctuations on those portions of borrowings under floating interest rate arrangements. These agreements provide effective interest rate caps of 9.0% on revolver borrowings of $18.0 million through September 15, 1997 and on an additional $10.0 million of revolver borrowings through December 5, 1997. The Company's interest rate floor (collar) agreement requires that it pay the equivalent of a minimum interest rate of 6.0% on $28.0 million of borrowings through December 5, 1997.

     Under the provisions of the revolving credit facility, the Company must adhere to certain restrictive covenants, including restrictions on the Company's ability to purchase land, build inventory homes, pay dividends and incur other borrowings. The most restrictive of these covenants relate to the maintenance of a total liabilities to tangible net worth ratio, an uncommitted land holdings to tangible net worth ratio and a minimum tangible net worth. The Company is required to maintain a total liabilities to tangible net worth ratio of 3.25 to
1.00. However, if the Company's total liabilities to tangible net worth ratio exceeds 2.25 to 1.00 at the end of any quarter, the Company must pay escalating fees. In the event total liabilities to tangible net worth is equal to or less than 2.25 to 1.00 at the end of each quarter, the Company is required to pay a fee on the unused portion of the revolving credit line. These fees are included in interest expense. The Company had a total liabilities to tangible net worth ratio of 2.42 to 1.00 at March 31, 1997 compared to 2.53 to 1.00 at March 31, 1996.

     The revolving credit facility restricts uncommitted land holdings to tangible net worth to a ratio that is not greater than 1.75 to 1.00. At March 31, 1997 the Company's ratio of uncommitted land holdings to tangible net worth was 1.52 to 1.00 compared to 1.68 to 1.00 at March 31, 1996.

     The revolving credit facility requires the Company to maintain a minimum tangible net worth of $30.0 million effective December 31, 1996. At March 31, 1997 the Company had a tangible net worth of $33.4 million compared to $28.7 million at March 31, 1996.

     The Company is currently involved in discussions with its lenders to renew its revolving line of credit.

INFLATION

     The Company is not always able to reflect all of its cost increases in the prices of its homes because competitive pressures and other factors require it in many cases to maintain or discount those prices. After a sales contract has been accepted, the Company is generally able to maintain costs with subcontractors from the date the sales contract is accepted until the date construction is completed; however, unanticipated additional costs may be incurred between the date a sales contract is accepted and the date construction is completed. In addition, during periods of high construction activities, costs may be incurred to obtain additional contractors for trades which are not readily available, and which result in unfavorable construction cost variances and lower gross profit margins.

                              DOMINION HOMES, INC.
                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

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

Item 2.       Change in Securities.  Not applicable.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              On May 7, 1997, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders ratified the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company in 1997 by the following vote:

                 Shares For      Shares Against      Shares Abstaining/Withheld
                 ----------      --------------      --------------------------
                 6,149,250          4,650                      5,400

              The shareholders elected as Class I Directors the three nominees of the Board of Directors by the following vote:

                                     Shares For      Shares/Abstaining/Withheld
                                     ----------      --------------------------
              Douglas G. Borror      5,906,479                252,821
              Jon M. Donnell         5,906,630                252,670
              C. Ronald Tilley       5,906,630                252,670

              The term of office of the Class II Directors, Donald A. Borror, David S. Borror, Gerald E. Mayo and Pete A. Klisares, continued after the meeting.

              The shareholders approved an amendment to the Company's Article of Incorporation to change the name of the Company from "Borror Corporation" to "Dominion Homes, Inc." by the following vote:

                 Shares For      Shares Against      Shares Abstaining
                 ----------      --------------      -----------------
                 6,146,710            8,660                3,930



              The shareholders approved an amendment of the Company's Incentive Stock Plan to increase the number of common shares available for award from 500,000 to 850,000 shares by the following vote:

                                                                     Broker
                 Shares For   Shares Against   Shares Abstaining    Non-Votes
                 ----------   --------------   -----------------    ---------
                 5,657,063        430,916              3,875          67,446



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





                                  DOMINION HOMES, INC.
                                  (Registrant)



Date:    May 13, 1997             By:    /s/ Douglas G. Borror
                                         --------------------
                                         Douglas G. Borror
                                         Chief Executive Officer,
                                         President



Date:    May 13, 1997             By:    /s/ Jon M. Donnell
                                         -----------------
                                         Jon M. Donnell
                                         Chief Operating Officer,
                                         Chief Financial Officer
                                         (Principal Financial Officer)



Date:    May 13, 1997             By:    /s/ Tad E. Lugibihl
                                         ------------------
                                         Tad E. Lugibihl
                                         Controller
                                         (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.       Description                                          Location
-----------       -----------                                          --------

   2.1            Corporate Exchange and Subscription Agreement        Incorporated by
                  dated January 20, 1994, between Borror Corporation   reference to Exhibit
                  and Borror Realty Company                            2.1 to the Company's
                                                                       Registration Statement
                                                                       on Form S-1 (File No.
                                                                       33-74298) as filed
                                                                       with the Commission
                                                                       on January 21, 1994
                                                                       and as amended on
                                                                       March 2, 1994
                                                                       (the "Form S-1").

   2.2            Form of First Amendment to Corporate Exchange        Incorporated by
                  and Subscription Agreement                           reference to Exhibit
                                                                       2.2 to Form S-1.

   3.1            Amended and Restated Articles of Incorporation of    Incorporated by
                  Dominion Homes, Inc., as amended May 7, 1997         reference to Exhibit
                                                                       4(a)(3) to the Company's
                                                                       Registration Statement
                                                                       on Form S-8 (File No.
                                                                       333-26817) filed with
                                                                       the Commission on
                                                                       May 9, 1997
                                                                       (the "Form S-8").

   3.2            Amended and Restated Code of Regulations of          Incorporated by
                  Borror Corporation                                   reference to Exhibit
                                                                       3.2 to Form S-1.

   4.             Specimen of Stock Certificate of Dominion            Page ________.
                  Homes, Inc.

  10.1            Borror Corporation Incentive Stock Plan, as          Incorporated by
                  amended December 5, 1995 and May 7, 1997             reference to Exhibit
                                                                       4(c) to Form S-8.

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

10.13         Amended and Restated Loan Agreement, dated August        Incorporated by
              3, 1995, among Borror Corporation, the lenders listed    reference to Exhibit
              therein, and The Huntington National Bank, as agent,     10.13 to December
              together with First Amendment thereto dated March        31, 1996 Form 10-K.
              19, 1996 and Second Amendment thereto dated
              November 6, 1996

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

10.24             Employment Agreement, dated February 28,             Incorporated by
                  1995, between Borror Corporation and                 reference to Exhibit
                  Richard R. Buechler, as amended March 11, 1996       10.10. to December 31,
                                                                       1995 Form 10-K.

10.25             Employment Agreement, dated February 28,             Incorporated by
                  1995, between Borror Corporation and                 reference to Exhibit
                  Robert A. Meyer, Jr., as amended March 11, 1996      10.11. to December 31,
                                                                       1995 Form 10-K.

10.26             First Amendment to Lease Agreement dated             Incorporated by
                  March 19, 1996 between Borror Realty                 reference to Exhibit
                  Company and Borror Corporation                       10.21. to March 31,
                                                                       1995 Form 10-Q.

10.27             Employment Agreement dated May 17, 1996,             Incorporated by
                  between Borror Corporation and Jon M. Donnell        reference to Exhibit
                                                                       10.22 to September 30,
                                                                       1996 Form 10-Q.

10.28             First Amendment to May 17, 1996 Employment           Incorporated by
                  Agreement between Borror Corporation                 reference to Exhibit
                  and Jon M. Donnell dated November 6, 1996.           10.28 to December
                                                                       31, 1996 Form 10-K.

10.29             Restricted Stock Agreement dated August 1, 1995      Incorporated by
                  between Borror Corporation and Jon M. Donnell        reference to Exhibit
                                                                       10.19 to December
                                                                       31, 1995 Form 10-K.

10.30             Restricted Stock Agreement dated November 6, 1996,   Incorporated by
                  between Borror Corporation and Jon M. Donnell        reference to Exhibit
                                                                       10.30 to December
                                                                       31, 1996 Form 10-K.

27                Financial Data Schedule                              Page 23.
