Form 10-Q
period 1997-06-30
DOMINION HOMES INC
filed 1997-08-04
CIK 917857

                                                                  DRAFT 7/31/97

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                                     0-23270
                             Commission File Number

                              DOMINION HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Ohio                                  31-1393233
         -------------------------------               -------------------
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

                          Yes  X      No
                              ---        ---

Number of common shares outstanding as of July 30, 1997:  6,241,853

                              DOMINION HOMES, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements...................................................................    3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................................   10


PART II   OTHER INFORMATION......................................................................   18

SIGNATURES.......................................................................................   19

INDEX TO EXHIBITS................................................................................   20

                              DOMINION HOMES, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
===============================================================================

                                                                           June 30,    December 31,
                                                                             1997          1996
                                                                         (unaudited)
                                                                         -----------   ------------
                                     ASSETS
Cash and cash equivalents                                                  $    252      $    252
Notes and accounts receivable, net:
     Trade                                                                    1,792         1,092
     Due from financial institutions for residential closings                 1,616           589
Real estate inventories:
     Land and land development costs                                         53,986        49,990
     Homes under construction                                                52,398        43,049
     Other                                                                    2,355         2,351
                                                                           --------      --------
         Total real estate inventories                                      108,739        95,390
                                                                           --------      --------
Prepaid expenses and other                                                      119           526
Deferred income taxes                                                         1,470         1,270
Property and equipment, at cost                                               8,627         8,948
     Less accumulated depreciation                                           (4,173)       (4,241)
                                                                           --------      --------
         Net property and equipment                                           4,454         4,707
                                                                           --------      --------
              Total assets                                                 $118,442      $103,826
                                                                           ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                    $  8,901      $  6,255
Deposits on homes under contract                                              2,202         1,825
Accrued liabilities                                                           9,262         8,332
Note payable, banks                                                          57,992        49,770
Term debt                                                                     4,180         4,793
                                                                           --------      --------
         Total liabilities                                                   82,537        70,975
                                                                           --------      --------
Commitments and contingencies (Note 3)
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized
         6,241,853 and 6,239,153 shares issued and
               outstanding, respectively                                     30,539        30,526
         Less deferred compensation                                             (81)         (107)
     Retained earnings                                                        5,447         2,432
                                                                           --------      --------
         Total shareholders' equity                                          35,905        32,851
                                                                           --------      --------
              Total liabilities and shareholders' equity                   $118,442      $103,826
                                                                           ========      ========

    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)
===============================================================================

                                            Three Months Ended            Six Months Ended
                                                 June 30,                      June 30,
                                           1997           1996           1997           1996
                                        ----------     ----------     ----------     ----------
Revenues                                $   56,672     $   41,524     $   93,669     $   77,842
Cost of real estate sold                    42,984         32,207         70,701         60,942
                                        ----------     ----------     ----------     ----------
Gross profit                                13,688          9,317         22,968         16,900
Selling, general and administrative          7,838          6,000         14,636         11,821
                                        ----------     ----------     ----------     ----------
Income from operations                       5,850          3,317          8,332          5,079
Interest expense (Note 2)                    1,691          1,606          3,134          3,116
                                        ----------     ----------     ----------     ----------
     Income before income taxes              4,159          1,711          5,198          1,963

Provision for income taxes (Note 5)          1,747            625          2,183            725
                                        ----------     ----------     ----------     ----------
         Net income                     $    2,412     $    1,086     $    3,015     $    1,238
                                        ==========     ==========     ==========     ==========

Earnings per share                      $     0.38     $     0.17     $     0.48     $     0.20
                                        ==========     ==========     ==========     ==========


Weighted average shares outstanding      6,241,230      6,217,777      6,240,197      6,215,823
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

                                            Common Shares
                                            -------------        Deferred   Retained
                                         Shares       Amount   Compensation Earnings     Total
-----------------------------------------------------------------------------------------------
Balance, December 31, 1996              6,239,153     $30,526     $(107)     $2,432     $32,851


     Net income                                                               3,015       3,015
     Shares issued - shares awarded         2,700          13                                13
     Deferred compensation                                           26                      26
-----------------------------------------------------------------------------------------------
Balance, June 30, 1997                  6,241,853     $30,539     $ (81)     $5,447     $35,905
-----------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
===============================================================================

                                                                            Six Months Ended
                                                                                 June 30,
                                                                            1997         1996
                                                                          --------      -------
Cash flows from operating activities:
     Net income                                                           $  3,015      $ 1,238
     Adjustments to reconcile net income to cash provided by
         (used in) operating activities:
         Depreciation and amortization                                         479          516
         Loss on disposal of property and equipment                             56          111
         Allowance for doubtful accounts                                       (20)         221
         Reserve for real estate inventories                                                248
         Issuance of common shares                                              13           17
         Deferred income taxes                                                (200)         473
Changes in assets and liabilities:
              Increase in accounts receivable                               (1,707)      (1,638)
              Decrease in refundable federal income tax                                   1,019
              (Increase) decrease in real estate inventories               (13,349)       3,186
              Decrease (increase) in prepaid expenses and other                301         (149)
              Increase (decrease) in accounts payable                        2,646       (1,708)
              Increase in deposits on homes under contract                     377          420
              Increase (decrease) in accrued liabilities                       930          (94)
                                                                          --------      -------
                  Net cash provided by (used in) operating activities       (7,459)       3,860
Cash flows from investing activities:
     Purchase of property and equipment                                       (164)        (152)
     Proceeds from sales of property & equipment                                14
                                                                          --------      -------
                  Net cash used in investing activities                       (150)        (152)
Cash flows from financing activities:
     Proceeds from note payable, banks                                       8,222          209
     Payments on term debt                                                    (613)      (3,917)
                                                                          --------      -------
                  Net cash provided by (used in) financing activities        7,609       (3,708)
                                                                          --------      -------
         Net increase in cash and cash equivalents                               0            0
Cash and cash equivalents, beginning of period                                 252          207
                                                                          --------      -------
         Cash and cash equivalents, end of period                         $    252      $   207
                                                                          ========      =======

Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)                           $  1,147      $   497
                                                                          ========      =======
     Income taxes paid                                                    $  2,023           --
                                                                          ========      =======

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

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


2.   CAPITALIZED INTEREST
     --------------------

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As a lot is transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and it is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $2.0 million and $2.6 million at June 30, 1997 and June 30, 1996, respectively. The following table summarizes the activity with respect to capitalized interest:

                                        Three Months Ended                 Six Months Ended
                                             June 30,                          June 30,
                                       1997            1996             1997             1996
                                    ----------      -----------      -----------      -----------
Interest incurred                   $1,571,000      $ 1,438,000      $ 2,996,000      $ 2,937,000
Interest capitalized                  (928,000)      (1,202,000)      (1,863,000)      (2,473,000)
                                    ----------      -----------      -----------      -----------
     Interest expensed directly        643,000          236,000        1,133,000          464,000

Previously capitalized interest
   charged to interest expense       1,048,000        1,370,000        2,001,000        2,652,000
                                    ----------      -----------      -----------      -----------
     Total interest expense         $1,691,000      $ 1,606,000      $ 3,134,000      $ 3,116,000
                                    ==========      ===========      ===========      ===========

3.   LITIGATION
     ----------

         On May 21, 1997, the United States District Court for the Southern District of Ohio entered a final order approving the settlement of a class action that had been filed on August 2, 1995 (Case No. C2-95-746), against the Company, certain of its present and former directors and officers, and the lead underwriters in its initial public offering. The time frame in which to file an appeal has expired without an appeal having been filed. The class action had alleged that the registration statement for the initial public offering contained false and misleading statements and asserted violations of Sections 11, 12(2) and 15 of the Securities Act of 1933. Under the settlement, the defendants agreed to establish a fund of $2.3 million to pay certain costs, expenses and attorney fees and to make a distribution to members of the plaintiff-class. The Company's contribution to the settlement resulted in a pre-tax charge to fourth quarter 1996 earnings of $850,000. In entering into the settlement, neither the Company nor the other defendants admitted liability. Nevertheless, the Company believes that settlement of the class action was in its best interests in order to avoid further costs of litigation.

         The Company is also involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.


4.   AFFILIATED ENTITY
     -----------------

         During the first quarter of 1997 the Company participated in the creation of a title insurance agency that began operating on April 1, 1997. The title insurance agency was formed to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company owns 49.9% of the title insurance agency and reports its investment using the equity method of accounting. In the three months and six months ended June 30, 1997, the Company recognized $90,000 as its share of the earnings from this investment.


5.   PROVISION FOR INCOME TAXES
     --------------------------

         The Company's estimated annual effective tax rate increased to 42.0% for the second quarter of 1997 from 36.5% for the second quarter of 1996. The lower effective tax rate in 1996 was attributable to recognition of state tax loss carryforwards which have been fully utilized.

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

         The Company will adopt SFAS No. 128 effective with its 1997 year end. Supplemental pro forma earnings per share data calculated in accordance with this pronouncement for the three months ended June 30, 1997 and June 30, 1996, are consistent with the current disclosures and have been excluded.


7.   CREDIT FACILITY
     ---------------

         The Company is continuing to operate under the terms of the revolving line of credit agreement described in the December 31, 1996 audited annual financial statements of Borror Corporation (now Dominion Homes, Inc.) contained in its Annual Report to Shareholders and in the December 31, 1996 Form 10-K. However, subsequent to June 30, 1997 the Company negotiated a commitment with its banks to renew its $90 million revolving line of credit through June 30, 2000. The Company expects to have a new revolving line of credit agreement executed by all parties during the third quarter of 1997. The new loan commitment contains the following major changes: (1) The lenders' security interest in Company property and assets is eliminated;
     (2) Pricing of the revolving line of credit will be at the lead bank's prime rate of interest, except for $25 million of the line which will have a fixed rate of interest, fixed at the then current prime rate, for not less than three years; (3) Performance fee criteria have been made less restrictive, making it less likely the Company will pay performance fees;
     (4) The Company has agreed to maintain the following ratios: (A) Total liabilities to tangible net worth not greater than 3.00 to 1.00 until December 31, 1998, not greater than 2.75 to 1.00 from January 1, 1999 until December 31, 1999 and not greater than 2.50 to 1.00 thereafter and (B) Uncommitted land holdings to tangible net worth not greater than 2.00 to
     1.00 until December 31, 1998, not greater than 1.85 to 1.00 from January 1, 1999 until December 31, 1999 and not greater than 1.75 to 1.00 thereafter;
     (5) Uncommitted land holdings in Central Ohio are limited to $70 million and investments in new market areas outside of Central Ohio are limited to $7.5 million; and (6) The Company must maintain a minimum tangible net worth of $31 million until December 31, 1997 and $31 million plus 75% of net income for years after 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During the second quarter of 1997 the Company closed a single quarter record 380 homes. These closings represented a 37% increase over the 278 homes closed during the second quarter of 1996. Also, second quarter 1997 home sales of 333 exceeded second quarter 1996 homes sales of 325. As a result of the large number of closings in the second quarter of 1997, the backlog of sales contracts at June 30, 1997 declined to 731 from 785 at June 30, 1996. The aggregate sales value of homes in backlog at June 30, 1997 declined to $113.9 million from $115.1 million at June 30, 1996, however the average sales value of homes in backlog increased to $155,777 from $146,757. The Company attributes the increased number of second quarter 1997 home closings to increased production efficiencies and favorable weather conditions as compared to the previous year.

     Gross profit as a percentage of revenues for second quarter 1997 increased to 24.1% compared to 22.4% for the same period in 1996. This improvement reflects the delivery of homes during the current quarter with a lower average sales price, which typically have a higher gross profit margin, and better control of direct construction costs. Selling, general and administrative expenses increased during second quarter 1997 to $7.8 million compared to $6.0 million for second quarter 1996. This increase resulted from the timing of the recognition of incentive compensation in 1997, which is based upon Company earnings, and additional selling and marketing expenses. However, selling, general and administrative expenses as a percentage of revenues decreased to 13.8% during second quarter 1997 from 14.4% during second quarter 1996.

     Effective with the approval of its shareholders on May 7, 1997, the Company changed its name to Dominion Homes, Inc. (NASDAQ National Market symbol "DHOM") from Borror Corporation. The change was made to further strengthen the principal name under which it has marketed and built homes for many years. In addition, the Company believes that it will realize cost savings associated with promoting a single name.

     During the first quarter of 1997, the Company participated in the creation of a title insurance agency, Alliance Title Agency, Ltd. (Alliance). Alliance was formed to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company owns 49.9% of Alliance and uses the equity method to report its share of profit and loss. In the three months and six months ended June 30, 1997, the Company recognized $90,000 as its share of the profit from this investment.

COMPANY OUTLOOK

     The Company's strategic decision to start more sold homes late in 1996 combined with favorable weather conditions and an expanded subcontractor base during the first half of 1997 has increased the Company's production capacity beyond that of recent years. Consequently, the Company has the production capacity to deliver more homes in 1997 than it did in 1996. This improvement in production capacity during the first half of 1997 should help relieve, during the second half of 1997, some of the construction delays and related costs caused by a restricted labor market that the Company has experienced in the past. In addition, the Company has been successful in selling many of the inventory homes the Company started without sales contracts late in 1996.

     The Company anticipates improving its profitability during 1997 while maintaining its current share of the Central Ohio market. However the Company does not expect the gross profit margin to continue the trend reported during the first half of 1997. The gross profit margin reported during the first half of 1997 was favorably affected by the delivery of lower average priced homes which had a higher gross profit margin. Based upon the Company's backlog at June 30, 1997 the Company expects to deliver homes at a higher average sale price during the remainder of 1997.

     From time to time the Company has received inquiries from other homebuilders and intermediaries regarding the willingness of the Company to discuss the sale of the Company. After consideration by the Company's Board of Directors, the Company has determined that the sale of the Company at this time would not be in the best interest of the shareholders and has advised such persons of the Board's determination that the Company is not for sale and has declined to enter into such discussions.


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

     The following table sets forth certain data for each of the last eight quarters:

     THREE                             SALES                          BACKLOG
    MONTHS            REVENUES       CONTRACTS      CLOSINGS      (AT PERIOD END)
     ENDED         (IN THOUSANDS)    (IN UNITS)    (IN UNITS)        (IN UNITS)
=================================================================================
Sept. 30, 1995        $47,764           334            322              623
Dec. 31, 1995         $49,571           254            309              568
Mar. 31, 1996         $36,318           425            255              738
June 30, 1996         $41,524           325            278              785
Sept. 30, 1996        $45,916           305            301              789
Dec. 31, 1996         $51,821           253            354              688
Mar. 31, 1997         $36,997           356            266              778
June 30, 1997         $56,672           333            380              731

     At June 30, 1997 the aggregate sales value of homes in backlog was $113.9 million compared to $115.1 million at June 30, 1996. The average sales value of homes in backlog at June 30, 1997 increased to $155,777 from $146,575 at June 30, 1996.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                     1997       1996       1997       1996
                                     -----      -----      -----      -----
Revenues                             100.0%     100.0%     100.0%     100.0%
Cost of real estate sold              75.9       77.6       75.5       78.3
                                     -----      -----      -----      -----
    Gross profit                      24.1       22.4       24.5       21.7
Selling, general and
  administrative expenses             13.8       14.4       15.6       15.2
                                     -----      -----      -----      -----
      Income from operations          10.3        8.0        8.9        6.5
Interest expense                       3.0        3.9        3.4        4.0
Income tax provision                   3.0        1.5        2.3        0.9
                                     -----      -----      -----      -----
      Net income                       4.3%       2.6%       3.2%       1.6%
                                     =====      =====      =====      =====

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1996

     REVENUES. Revenues for second quarter 1997 increased to $56.7 million from $41.5 million for second quarter 1996. The number of closings during second quarter 1997 increased to 380 homes from 278 homes during second quarter 1996. The increase in revenues from the increase in the number of homes closed in second quarter 1997 was somewhat offset by a lower average home price of approximately $800, which reduced the average home price from $146,464 to $145,658. The primary reason for the lower average home price is that a greater number of smaller homes were closed during second quarter 1997 compared to second quarter 1996. Included in revenues were other revenues, consisting of the sale of land and building supplies to other builders, which were $1.3 million for second quarter 1997 compared to $800,000 for second quarter 1996.

     GROSS PROFIT. Gross profit for second quarter 1997 increased to $13.7 million from $9.3 million for second quarter 1996, representing a gross profit margin improvement from 22.4% to 24.1%. This 1.7% improvement in the gross profit margin is attributable to better control of direct construction costs and generally favorable building conditions. Also, the gross profit margin for homes delivered in the second quarter of 1997 reflects the closing of homes with a lower average home price which typically have a higher gross profit margin.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for second quarter 1997 increased to $7.8 million from $6.0 million for second quarter 1996. This increase was primarily due to the timing of the recognition of incentive compensation in 1997, which is based upon Company earnings, and additional selling and marketing expenses. Selling, general and administrative expenses, as a percentage of revenues, decreased to 13.8% from 14.4%.

     INTEREST EXPENSE. Interest expense for second quarter 1997 remained relatively stable at $1.7 million compared to $1.6 million for second quarter 1996. The higher average revolving line of credit balance and a slightly higher revolving line of credit interest rate were offset by reduced term debt and reduced bank fees. The weighted average rate of interest of the Company's revolving line of credit was 8.9% for the second quarter of 1997 compared to 8.8% for the second quarter of 1996. The average revolving line of credit borrowings outstanding were $64.9 million and $58.4 million for the second quarter of 1997 and 1996, respectively.

     PROVISION FOR INCOME TAXES. Income tax expense for second quarter 1997 increased to $1.7 million from $600,000 for second quarter 1996. The Company's estimated annual effective tax rate increased to 42.0% for second quarter 1997 from 36.5% for second quarter 1996. The lower effective tax rate in 1996 was attributable to recognition of state tax loss carryforwards which have been fully utilized.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1996

     REVENUES. Revenues for the six months ended June 30, 1997 increased to $93.7 million from $77.8 million for the six months ended June 30, 1996. The number of closings during the first six months of 1997 increased to 646 homes from 533 homes during the same period in 1996. The average home price during the first six months of 1997 decreased to $142,639 from $143,098 during the first six months of 1996. The primary reason for the lower average home price is that a greater number of smaller homes were closed during the first half of 1997 compared to the first half of 1996. Included in revenues were other revenues, consisting of the sale of land and building supplies to other builders, which were $1.5 million for the first six months of 1997 compared to $1.6 for the first six months of 1996.


     GROSS PROFIT. Gross profit for the first six months of 1997 increased to $23.0 million from $16.9 million for the first six months of 1996, representing a gross profit margin improvement from 21.7% to 24.5%. This 2.8% improvement in gross profit margin is attributable to fewer sales discounts, better control of direct construction costs and generally favorable building conditions. Also, the gross profit margin for homes delivered in the first half of 1997 reflects the closing of homes with a lower average home price which typically have a higher gross profit margin.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first six months of 1997 increased to $14.6 million from $11.8 million for the same period in 1996. This increase was primarily due to the timing of the recognition of incentive compensation in 1997, which is based upon Company earnings, and additional selling and marketing expenses. Selling, general and administrative expenses, as a percentage of revenues, remained stable at 15.6% for the first six months of 1997 compared to 15.2% for the first six months of 1996.

     INTEREST EXPENSE. Interest expense remained stable at $3.1 million for the first six months of 1997 and 1996. The higher average revolving line of credit balance was offset by reduced term debt and reduced bank fees. The weighted average rate of interest of the Company's revolving line of credit was 8.9% for the first six months of both 1997 and 1996. The average revolving line of credit borrowings outstanding were $62.5 million and $58.3 million for the first half of 1997 and 1996, respectively.

     PROVISION FOR INCOME TAXES. Income tax expense for the first six months of 1997 increased to $2.2 million from $700,000 for the first six months of 1996. The Company's estimated annual effective tax rate increased to 42.0% for the first six months of 1997 from 36.9% for the first six months of 1996. The lower effective tax rate in 1996 was attributable to recognition of state tax loss carryforwards which have been fully utilized.

SOURCES AND USES OF CASH

     SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE, 1996:

     Net cash used in operating activities for the first six months of 1997 was $7.5 million compared to $3.9 million provided by operating activities for the first six months of 1996. Net income for the first half of 1997 provided cash flow of $3.0 million compared to $1.2 million for the first half of 1996. The primary reason operating activities required cash in the first six months of 1997 was that real estate inventories increased $13.3 million compared to a $3.4 million decrease for the same period in 1996. Land purchases remained stable between the two periods, however land development activity was $3.9 million more in the first half of 1997 than in the first half of 1996. This increased development activity was due primarily to better weather conditions in 1997. Additionally, there was an increase in the number of homes built during the first half of 1997 as compared to the first half of 1996. The improved weather conditions during the first half of 1997 have also allowed many homes in inventory to be at a more advanced stage of construction in 1997 compared to 1996. Net cash used in investing activities was comparable between the two quarters. The major source of funding for the increase in real estate inventories was additional borrowings under the revolving line of credit of $8.2 million during the first half of 1997 compared to $200,000 in additional borrowing during the first half of 1996. The Company reduced term debt by $600,000 and $3.9 million for the first half of 1997 and 1996, respectively. On a net basis, financing activities provided cash of $7.6 million for first half of 1997 compared to using $3.7 million for the first half of 1996.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots upon which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At June 30, 1997, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 5,100 lots and the Company controlled through option agreements an additional 2,400 lots. Included in the 2,400 lots controlled through option agreements are 103 lots owned by BRC. During the second quarter of 1997 the Company exercised options to purchase 212 controlled lots, including 44 lots from BRC. Option agreements expire at varying dates through August 31, 2002. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes. During 1997, the Company sold lots and land to other builders for $1.4 million.

     Land and land development costs at June 30, 1997 increased from year end as a result of seasonal land development activity. The number of inventory homes under construction has increased at June 30, 1997 compared to June 30, 1996. On June 30, 1997, the Company had 75 inventory homes, including 11 condominiums, in various stages of construction, which represented an aggregate investment of $5.9 million compared to 46 inventory homes, including 27 condominiums, in various stages of construction, which represent an aggregate investment of $3.3 million at June 30, 1996. At March 31, 1997, the Company had 135 inventory homes, including 32 condominiums, in various stages of construction, which represented an aggregate investment of $9.3 million. Inventory homes are not reflected in sales or backlog. The Company expects to continue to reduce the number of inventory homes during the third quarter of 1997. The Company anticipates that this reduction of inventory homes will be accomplished at gross profit margins consistent with its other home sales.

     SELLER-PROVIDED DEBT

     The Company had $1.4 million and $2.0 million of seller-provided term debt outstanding at June 30, 1997 and 1996 respectively. The Company did not assume any additional seller-provided term debt during the first half of 1997. The seller-provided term debt outstanding at June 30, 1997 had interest rates between 8.0% and 10.0% and maturities that ranged from one to three years.

     LAND PURCHASE COMMITMENTS

     At June 30, 1997, the Company had commitments to purchase 161 residential lots and unimproved land at an aggregate cost of $4.3 million, all of which is expected to be funded prior to December 31, 1998. In addition, at June 30, 1997, the Company had $10.9 million of cancelable obligations to purchase residential lots and unimproved land in which $500,000 in good faith deposits had been invested by the Company. Included in the $10.9 million of cancelable purchase obligations are $700,000 of purchase options with BRC. The majority of the land subject to cancelable obligations is for post 1997 development activities. The Company expects to fund its 1997 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facilities.

     CREDIT FACILITIES

     The Company is continuing to operate under the terms of the revolving line of credit agreement described in the December 31, 1996 audited annual financial statements of Borror Corporation (now Dominion Homes, Inc.) contained in its Annual Report to Shareholders and in the December 31, 1996 Form 10-K. At June 30, 1997, the Company had $11.5 million available under its revolving credit facility, after adjustment for borrowing base limitations. However, the borrowing availability under the revolving line of credit could increase depending upon the Company's utilization of the proceeds. The revolving credit facility matures on June 30, 1998 and is collateralized by mortgages and security interests which the Company has granted to the banks on substantially all of its property and assets.

     Subsequent to June 30, 1997 the Company negotiated a commitment with its banks to renew its $90 million revolving line of credit through June 30, 2000. The Company expects to have a new revolving line of credit agreement executed by all parties during the third quarter of 1997. The new loan commitment contains the following major changes: (1) The lenders' security interest in Company property and assets is eliminated; (2) Pricing of the revolving line of credit will be at the lead bank's prime rate of interest, except for $25 million of the line which will have a fixed rate of interest, fixed at the then current prime rate for no less than three years; (3) Performance fee criteria have been made less restrictive, making it less likely the Company will pay performance fees;
(4) The Company has agreed to maintain the following ratios: (A) Total liabilities to tangible net worth not greater than 3.00 to 1.00 until December 31, 1998, not greater than 2.75 to 1.00 from January 1, 1999 until December 31, 1999 and not greater than 2.50 to 1.00 thereafter and (B) Uncommitted land holdings to tangible net worth not greater than 2.00 to 1.00 until December 31, 1998, not greater than 1.85 to 1.00 from January 1, 1999 until December 31, 1999 and not greater than 1.75 to 1.00 thereafter; (5) Uncommitted land holdings in Central Ohio are limited to $70 million and investments in new market areas outside of Central Ohio are limited to $7.5 million; and (6) The Company must maintain a minimum tangible net worth of $31 million until December 31, 1997 and $31 million plus 75% of net income for years after 1997.

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

                              DOMINION HOMES, INC.
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

             On May 21, 1997, the United States District Court for the
         Southern District of Ohio entered a final order approving the settlement of a class action that had been filed on August 2, 1995 (Case No. C2-95-746), against the Company, certain of its present and former directors and officers, and the lead underwriters in its initial public offering. The time frame in which to file an appeal has expired without an appeal having been filed. The class action had alleged that the registration statement for the initial public offering contained false and misleading statements and asserted violations of Sections 11, 12(2) and 15 of the Securities Act of 1933. Under the settlement, the defendants agreed to establish a fund of $2.3 million to pay certain costs, expenses and attorney fees and to make a distribution to members of the plaintiff-class. The Company's contribution to the settlement resulted in a pre-tax charge to fourth quarter 1996 earnings of $850,000. In entering into the settlement, neither the Company nor the other defendants admitted liability. Nevertheless, the Company believes that settlement of the class action was in its best interests in order to avoid further costs of litigation.


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

Item 4:  Submission of Matters to a Vote of Security Holders.  Not Applicable

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


                                             DOMINION HOMES, INC.
                                             (Registrant)

Date: July 30, 1997                          By: /s/ Douglas G. Borror
                                                 ------------------------------
                                                 Douglas G. Borror
                                                 Chief Executive Officer,
                                                 President



Date: July 30, 1997                          By: /s/ Jon M. Donnell
                                                 ------------------------------
                                                 Jon M. Donnell
                                                 Chief Operating Officer,
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



Date: July 30, 1997                          By: /s/ Tad E. Lugibihl
                                                 ------------------------------
                                                 Tad E. Lugibihl
                                                 Controller
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

 3.2              Amended and Restated Code of Regulations of          Incorporated by
                  Borror Corporation                                   reference to Exhibit
                                                                       3.2 to Form S-1.

 4.               Specimen of Stock Certificate of Dominion            Incorporated by
                  Homes, Inc.                                          reference to Exhibit 4
                                                                       to March 31, 1997
                                                                       Form 10-Q.

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

10.13             Amended and Restated Loan Agreement, dated August    Incorporated by
                  3, 1995, among Borror Corporation, the lenders       reference to Exhibit
                  listed therein, and The Huntington National Bank,    10.13 to December
                  as agent, together with First Amendment thereto      31, 1996 Form 10-K.
                  dated March 19, 1996 and Second Amendment thereto
                  dated November 6, 1996

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

10.18             Incentive Stock Option Agreement, dated              Incorporated by reference
                  January 4, 1995, between Borror Corporation          to Exhibit 10.18 to December
                  and Richard R. Buechler (which agreement is          31, 1995 Form 10-K.
                  substantially the same as Incentive Stock Option
                  Agreements entered into between the Company and
                  other employees to whom options were granted under
                  the Company's Incentive Stock Plan)

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

27                Financial Data Schedule                              Page 24.