Form 10-Q
period 1997-09-30
DOMINION HOMES INC
filed 1997-11-12
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

             (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    0-23270
                             Commission File Number

                              DOMINION HOMES, INC.
             (Exact name of registrant as specified in its charter)

                   Ohio                                 31-1393233
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation of organization)              Identification No.)

                   5501 Frantz Road, Dublin, Ohio 43017-0766
                    (Address of principal executive offices)

                                 (614) 761-6000
              (Registrant's Telephone Number, Including Area Code)

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

                   Yes _X_                      No ___

Number of common shares outstanding as of November 10, 1997:  6,264,853

                              DOMINION HOMES, INC.

                                     INDEX

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements...................................................................    3

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........................................   10


PART II       OTHER INFORMATION......................................................................   18

SIGNATURES    .......................................................................................   19

INDEX TO EXHIBITS....................................................................................   20

                              DOMINION HOMES, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                  September 30,     December 31,
                                                                                      1997              1996
                                                                                   (unaudited)
                                                                                  -------------     ------------
                                     ASSETS

Cash and cash equivalents                                                         $       252      $       252
Notes and accounts receivable, net:
     Trade                                                                              1,696            1,092
     Due from financial institutions for residential closings                             462              589
Real estate inventories:
     Land and land development costs                                                   53,561           49,990
     Homes under construction                                                          48,463           43,049
     Other                                                                              2,288            2,351
                                                                                  -----------      -----------
         Total real estate inventories                                                104,312           95,390
                                                                                  -----------      -----------
Prepaid expenses and other                                                                250              526
Deferred income taxes                                                                   1,639            1,270
Property and equipment, at cost                                                         8,689            8,948
     Less accumulated depreciation                                                     (4,310)          (4,241)
                                                                                  -----------      -----------
         Net property and equipment                                                     4,379            4,707
                                                                                  -----------      -----------
              Total assets                                                        $   112,990      $   103,826
                                                                                  -----------      -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                           $     6,453      $     6,255
Deposits on homes under contract                                                        2,129            1,825
Accrued liabilities                                                                    10,936            8,332
Note payable, banks (Note 7)                                                           50,687           49,770
Term debt                                                                               4,170            4,793
                                                                                  -----------      -----------
         Total liabilities                                                             74,375           70,975
                                                                                  -----------      -----------
Commitments and contingencies (Note 3)
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized 6,264,853 and 6,239,153 shares issued and
               outstanding, respectively                                               30,667           30,526
         Less deferred compensation                                                      (173)            (107)
     Retained earnings                                                                  8,121            2,432
                                                                                  -----------      -----------
         Total shareholders' equity                                                    38,615           32,851
                                                                                  -----------      -----------
              Total liabilities and shareholders' equity                          $   112,990      $   103,826
                                                                                  -----------      -----------




    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                                1997                 1996           1997                  1996
                                            ------------         ----------       ----------           ---------
Revenues                                        $58,723             $45,916          $152,392          $123,758
Cost of real estate sold                         44,687              35,381           115,388            96,323
                                               --------           ---------         ---------          --------
Gross profit                                     14,036              10,535            37,004            27,435
Selling, general and administrative               7,881               6,411            22,517            18,232
                                               --------           ---------         ---------          --------
Income from operations                            6,155               4,124            14,487             9,203
Interest expense (Note 2)                         1,545               1,816             4,679             4,932
                                               --------           ---------         ---------          --------
     Income before income taxes                   4,610               2,308             9,808             4,271

Provision for income taxes (Note 5)               1,936                 890             4,119             1,615
                                               --------           ---------         ---------          --------
         Net income                             $ 2,674             $ 1,418          $  5,689          $  2,656
                                               --------           ---------         ---------          --------

Earnings per share (Note 6)                       $0.41               $0.23             $0.89             $0.43
                                               --------           ---------         ---------          --------


Weighted average shares outstanding           6,447,084           6,217,820         6,370,931         6,216,494
                                            -----------         -----------       -----------         ---------


    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)



                                                 Common Shares              Deferred       Retained
                                              Shares         Amount       Compensation     Earnings         Total
                                              ------         ------                        --------         -----
Balance, December 31, 1996                  6,239,153         $30,526        $(107)          $2,432        $32,851

     Net income                                                                               5,689          5,689
     Shares issued - shares awarded            25,700             141         (127)                             14
     Deferred compensation                                                      61                              61
                                            ---------         -------        -----           ------        -------
Balance, September 30, 1997                 6,264,853         $30,667        $(173)          $8,121        $38,615
                                            =========         =======        =====           ======        =======


    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                      1997              1996
                                                                                  -------------    -------------
Cash flows from operating activities:
     Net income                                                                        $5,689           $2,656
     Adjustments to reconcile net income to cash provided by
         (used in) operating activities:
         Depreciation and amortization                                                    692              763
         Loss on disposal of property and equipment                                        12              135
         Allowance for doubtful accounts                                                  (36)             221
         Reserve for real estate inventories                                                               244
         Issuance of common shares for compensation                                        14               17
         Deferred income taxes                                                           (369)             137
     Changes in assets and liabilities:
         Increase in accounts receivable                                                 (441)          (1,401)
         Decrease in refundable federal income tax                                                       1,019
         Increase in real estate inventories                                           (8,922)          (2,928)
         Decrease (increase) in prepaid expenses and other                                157             (378)
         Increase in accounts payable                                                     198              883
         Increase in deposits on homes under contract                                     304              313
         Increase in accrued liabilities                                                2,604            1,338
                                                                                  -----------      -----------
                  Net cash (used in) provided by operating activities                     (98)           3,019
Cash flows from investing activities:
     Purchase of property and equipment                                                  (263)            (270)
     Proceeds from sales of property & equipment                                           67
                                                                                  -----------      -----------
                  Net cash used in investing activities                                  (196)            (270)
Cash flows from financing activities:
     Net proceeds from note payable, banks                                                917            1,748
     Payments on term debt                                                               (623)          (3,927)
                                                                                  -----------      -----------
                  Net cash provided by (used in) financing activities                     294           (2,179)
                                                                                  -----------      -----------
         Net increase in cash and cash equivalents                                          0              570
Cash and cash equivalents, beginning of period                                            252              207
                                                                                  -----------      -----------
         Cash and cash equivalents, end of period                                      $  252           $  777
                                                                                  -----------      -----------
Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)                                        $1,809             $803
                                                                                  -----------      -----------
     Income taxes paid                                                                 $4,383           $1,153
                                                                                  -----------      -----------



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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the December 31, 1996 audited annual financial statements of the Company contained in its Annual Report to Shareholders or in the December 31, 1996 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   CAPITALIZED INTEREST

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As a lot is transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and it is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $1.7 million and $2.2 million at September 30, 1997 and December 31, 1996, respectively. The following table summarizes the activity with respect to capitalized interest:

                                             Three Months Ended                          Nine Months Ended
                                                  September 30,                            September 30,
                                              1997              1996                1997                1996
                                          -----------       ------------        -------------      -------------
Interest incurred                         $1,313,000         $1,437,000            $4,310,000         $4,375,000
Interest capitalized                        (760,000)        (1,080,000)           (2,623,000)        (3,553,000)
                                          ----------         ----------            ----------         ----------
     Interest expensed directly              553,000            357,000             1,687,000            822,000

Previously capitalized interest

   charged to interest expense               992,000          1,459,000             2,992,000          4,110,000
                                          ----------         ----------            ----------         ----------
     Total interest expense               $1,545,000         $1,816,000            $4,679,000         $4,932,000
                                          ----------         ----------            ----------         ----------

3.   LITIGATION

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

          The Company is also involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

4.   AFFILIATED ENTITY

         During the first quarter of 1997 the Company participated in the creation of a title insurance agency, Alliance Title Agency, that began operating on April 1, 1997. The title insurance agency was formed to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company owns 49.9% of the title insurance agency and reports its investment using the equity method of accounting. In the three months and nine months ended September 30, 1997, the Company recognized $66,000 and $156,000 respectively as its share of the earnings from this investment.

5.   PROVISION FOR INCOME TAXES

         The Company's estimated annual effective tax rate increased to 42.0% for the third quarter of 1997 from 38.6% for the third quarter of 1996. The lower effective tax rate in 1996 was attributable to recognition of state tax loss carryforwards which have been fully utilized.

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

         The Company will adopt SFAS No. 128 effective with its 1997 year end. If SFAS No. 128 had been adopted at September 30, 1997, basic and diluted earnings per share would have been:

                                                 Three Months Ended                         Nine Months Ended
                                                    September 30,                              September 30,
                                                1997               1996                   1997            1996
                                            -----------        -----------            -----------       --------
   Basic earnings per share                   $0.43              $0.23                  $0.91            $0.43
   Diluted earnings per share                 $0.41              $0.23                  $0.89            $0.43


7.   CREDIT FACILITY

          During the first nine months of 1997 the Company operated under the terms of the bank credit facility described in the December 31, 1996 audited annual financial statements of the Company contained in its Annual Report to Shareholders and in the December 31, 1996 Form 10-K. On September 29, 1997 the Company executed a Loan Agreement with its banks for a new credit facility having a maturity date of June 30, 2000. The new credit facility provides for revolving loan and letters of credit (limited to $15 million in the aggregate) of up to $90 million in the aggregate, subject to borrowing base limitations. The new credit facility is unsecured and will remain unsecured so long as the Company's ratio of total liabilities to tangible net worth ("leverage ratio") as of the end of each fiscal quarter through December 31, 1999 does not exceed 2.75 to 1 and so long as the leverage ratio does not exceed 2.50 to 1 for any two consecutive quarters thereafter. The credit facility contains the following major provisions: (1) the Company has the option to use any combination of the following methods to price the revolving line of credit: (a) the lead bank's prime rate of interest that may be adjusted based upon performance criteria; (b) a Eurodollar rate of interest plus a variable margin based upon the Company's leverage ratio; or (c) a fixed rate of interest as determined by the lead bank; (2) the Company has agreed to fix the interest rate through the maturity date of the loan agreement on a minimum of $10 million of the revolving line of credit by June 30, 1998 and a minimum additional amount of $15 million by June 30, 1999; (3) the Company has agreed to not exceed the following ratios: (a) a leverage ratio of not greater than 3.00 to 1.00 until December 31, 1998, not greater than 2.75 to 1.00 from January 1, 1999 until December 31, 1999 and not greater than 2.50 to 1.00 thereafter; and (b) an uncommitted land holdings to tangible net worth ratio of not greater than 2.00 to 1.00 until December 31, 1998, not greater than 1.85 to 1.00 from January 1, 1999 until December 31, 1999 and not greater than 1.75 to 1.00 thereafter;
     (4) uncommitted land holdings in Central Ohio are limited to $70 million;
     (5) investments in new market areas outside of Central Ohio are limited to $7.5 million in the aggregate and $5 million in any one market; (6) the Company will not permit the value of its model homes to exceed $6.5 million in the aggregate; (7) the Company will not permit the value of its speculative homes and condominiums to exceed $12.5 million in the aggregate and the value of its speculative condominiums to exceed $3.0 million; (8) the Company must maintain a minimum tangible net worth of $31 million until December 30, 1997, and for December 31, 1997, and each year thereafter, the sum of $31 million plus 75% of net income (but not less than $32 million during the period from December 31, 1997 through December 31, 1998); and (9) the Company may not incur a loss during any five consecutive quarters.

          On October 14, 1997 the Company entered into contract to fix the interest rate on $10 million of the outstanding revolving line of credit for a three year term. The interest rate was fixed at a three month Eurodollar rate of 6.125 percent plus a variable margin. The variable margin is determined quarterly, based upon the Company's leverage ratio, and can range from 2.25 percent to 3.25 percent. The current interest rate on the $10 million fixed rate portion of the revolving line of credit is
     8.375 percent and the Company's current overall effective borrowing rate is approximately 8.1 percent.

          The Company was in compliance with all credit facility covenants as of September 30, 1997 and the Company had $15.2 million available under its credit facility, after adjustment for borrowing base limitation. However, the borrowing availability under the credit facility could increase, depending on the Company's utilization of the proceeds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During the third quarter of 1997 the Company closed a record single quarter 383 homes, which represented a 27% increase over the 301 homes closed during the third quarter of 1996. The Company attributes the increased number of third quarter 1997 home closings to increased production efficiencies and favorable weather conditions as compared to the previous year. The Company sold 380 homes in the third quarter of 1997 compared to 305 homes in the third quarter of 1996 and 1069 homes in the nine months ended September 30, 1997 compared to 1055 homes in the nine months ended September 30, 1996. Although the Company sold 14 more homes in the first nine months of 1997 than the first nine months of 1996, the backlog of sales contracts at September 30, 1997 declined to 728 from 789 at September 30, 1996 due to the large number of closings during the first nine months of 1997. The aggregate sales value of homes in backlog at September 30, 1997 declined to $111.3 million from $115.0 million at September 30, 1996, however the average sales value of homes in backlog increased to $152,816 from $145,793. The increase in the average sales value of homes is primarily attributed to higher FHA limits in 1997 that allowed the Company's customers using FHA financing to purchase a larger home or a home with more options during 1997 than 1996. During 1997, the Company has emphasized selling larger homes, selling homes with more options and selectively increasing prices.

     Gross profit as a percentage of revenues for third quarter 1997 increased to 23.9% compared to 22.9% for the same period in 1996. This improvement reflects the delivery of homes during the current quarter with more purchaser selected options, which have a higher gross profit margin, selective price increases, a stable mortgage rate environment that minimized the cost of financing the Company pays on behalf of its customers, and more effective control of direct construction costs. As expected, the Company's gross profit margin declined from the second quarter of 1997, reflecting the lower gross profit margin associated with closing larger homes. Selling, general and administrative expenses increased during third quarter 1997 to $7.9 million compared to $6.4 million for third quarter 1996. This increase resulted from the timing of the recognition of incentive compensation in 1997, which is based upon Company earnings, higher production overhead costs incurred as a result of the increase in the number of closings and additional selling and marketing expenses. However selling, general and administrative expenses, as a percentage of revenues, decreased to 13.4% during third quarter 1997 from 13.9% during third quarter 1996.

     During the first quarter of 1997 the Company participated in the creation of a title insurance agency, Alliance Title Agency, that began operating on April 1, 1997. The title insurance agency was formed to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company owns 49.9% of the title insurance agency and reports its investment using the equity method of accounting. In the three months and nine months ended September 30, 1997, the Company recognized $66,000 and $156,000, respectively, as its share of the earnings from this investment.

COMPANY OUTLOOK

     The Company continues to focus on opportunities to grow its revenues. Within Central Ohio that effort is reflected in both the maximization of sales per market penetration point as well as the strategic addition of new market penetration points. Regional opportunities outside of Central Ohio are being investigated by a Company formed task force. This task force has been actively gathering demographics and other pertinent data related to these potential new markets and will give consideration to these factors in addition to the national economic climate in making its recommendation to the Board of Directors.

     The Company's strategic decision to start more sold homes late in 1996 combined with favorable weather conditions and an expanded subcontractor base during 1997 has increased the Company's production capacity beyond that of recent years. Consequently, the Company has the production capacity to deliver more homes in 1997 than it did in 1996. This improvement in production capacity during the first nine months of 1997 should help relieve, during the last quarter of 1997, some of the construction delays and related costs caused by a restricted labor market that the Company has experienced in the past.

     The Company also intends to continue to emphasize the sale of larger homes which may reduce the gross profit margin per house. Based upon the Company's backlog at September 30, 1997 the Company expects to deliver homes at a higher average price during the remainder of 1997.

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

     SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. Typically, closings and related revenues will increase substantially in the second half of the year. The Company believes that this seasonality reflects the tendency of homebuyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can also accelerate or delay the scheduling of closings.

     The following table sets forth certain data for each of the last eight quarters:

              THREE                                                    SALES                                      BACKLOG
             MONTHS                          REVENUES                CONTRACTS             CLOSINGS           (AT PERIOD END)
              ENDED                       (IN THOUSANDS)            (IN UNITS)            (IN UNITS)            (IN UNITS)
              -----                       --------------            ----------            ----------            ----------
         Dec. 31, 1995                      $49,571                     254                   309                   568
         Mar. 31, 1996                      $36,318                     425                   255                   738
         June 30, 1996                      $41,524                     325                   278                   785
         Sept. 30, 1996                     $45,916                     305                   301                   789
         Dec. 31, 1996                      $51,821                     253                   354                   688
         Mar. 31, 1997                      $36,997                     356                   266                   778
         June 30, 1997                      $56,672                     333                   380                   731
         Sept. 30, 1997                     $58,723                     380                   383                   728

     At September 30, 1997 the aggregate sales value of homes in backlog was $111.3 million compared to $115.0 million at September 30, 1996. The average sales value of homes in backlog at September 30, 1997 increased to $152,816 from $145,793 at September 30, 1996.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                               Three Months Ended                           Nine Months Ended
                                                   September 30,                              September 30,
                                                1997               1996                   1997            1996
                                            -----------        -----------            -----------       ---------
     Revenues                                 100.0%              100.0%                  100.0%         100.0%
     Cost of real estate sold                  76.1                77.1                    75.7           77.8
                                              -----               -----                   -----          -----
         Gross profit                          23.9                22.9                    24.3           22.2
     Selling, general and
       administrative expenses                 13.4                13.9                    14.8           14.8
                                              -----               -----                   -----          -----
           Income from operations              10.5                 9.0                     9.5            7.4
     Interest expense                           2.6                 4.0                     3.1            4.0
     Income tax provision                       3.3                 1.9                     2.7            1.3
                                              -----               -----                   -----          -----
           Net income                           4.6%                3.1%                    3.7%           2.1%
                                              -----               -----                   -----          -----

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Revenues for third quarter 1997 increased to $58.7 million from $45.9 million for third quarter 1996. The number of closings during third quarter 1997 increased to 383 homes from 301 homes during third quarter 1996. The increase in revenues is attributed to the increased number of closings and a higher average home price which increased to $153,151 from $148,847, an increase of $4,304. The increase in the average home price is primarily attributed to the Company's customers purchasing larger homes or homes with more options during 1997 than 1996. The Company was also able to selectively increase the price on some of its homes. Included in revenues were other revenues, consisting of the sale of land and building supplies to other builders, which were $100,000 for third quarter 1997 compared to $1.1 million for third quarter 1996.

     GROSS PROFIT. Gross profit for third quarter 1997 increased to $14.0 million from $10.5 million for third quarter 1996, representing a gross profit margin improvement to 23.9% from 22.9%. This 1.0% improvement in the gross profit margin reflects the delivery of homes with more customer selected options, which have a higher gross profit margin, selective price increases, a stable mortgage rate environment that minimized the cost of the financing the Company pays on behalf of its customers and more effective control of direct construction costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for third quarter 1997 increased to $7.9 million from $6.4 million for third quarter 1996. This increase was primarily due to the timing of the recognition of incentive compensation in 1997, which is based upon Company earnings, higher production overhead costs incurred as a result of the increase in the number of closings and additional selling and marketing expenses. Selling, general and administrative expenses, as a percentage of revenues, decreased to 13.4% from 13.9%.

     INTEREST EXPENSE. Interest expense for third quarter 1997 declined to $1.5 million compared to $1.8 million for third quarter 1996. Interest expense for the third quarter of 1997 compared to the third quarter of 1996 was lower because of a lower average revolving line of credit balance, a recognition of less net capitalized interest expense, a lower average term debt balance and reduced bank fees. The weighted average rate of interest of the Company's revolving line of credit was 8.8% for the third quarter of both 1997 and 1996. The average revolving line of credit borrowings outstanding were $54.5 million and $59.2 million for the third quarter of 1997 and 1996, respectively.

     PROVISION FOR INCOME TAXES. Income tax expense for third quarter 1997 increased to $1.9 million from $900,000 for third quarter 1996. The Company's estimated annual effective tax rate increased to 42.0% for third quarter 1997 from 38.6% for third quarter 1996. The lower effective tax rate in 1996 was attributable to recognition of state tax loss carryforwards which have been fully utilized.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Revenues for the nine months ended September 30, 1997 increased to $152.4 million from $123.8 million for the nine months ended September 30, 1996. The number of closings during the first nine months of 1997 increased to 1,029 homes from 834 homes during the same period in 1996. The increase in revenues for the first nine months of 1997 compared to the first nine months of 1996 is attributed to the increased number of closings and a higher average home price which increased to $146,538 from $145,171, an increase of $1,367. The increase in the average home price is primarily attributed to the Company's customers purchasing larger homes or homes with more options during 1997 than 1996. The Company was also able to selectively increase the price on some of its homes. The increase in average home price occurred principally in the third quarter of 1997. Included in revenues were other revenues, consisting of the sale of land and building supplies to other builders, which were $1.6 million for the first nine months of 1997 compared to $2.7 million for the first nine months of 1996.

     GROSS PROFIT. Gross profit for the first nine months of 1997 increased to $37.0 million from $27.4 million for the first nine months of 1996, representing a gross profit margin improvement to 24.3% from 22.2%. This 2.1% improvement in gross profit margin is attributable to the delivery of homes with more customer selected options, which have a higher gross profit margin, selective price increases, a stable mortgage rate environment that minimized the cost of the financing the Company pays on behalf of its customers and more effective control of direct construction costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first nine months of 1997 increased to $22.5 million from $18.2 million for the same period in 1996. This increase was primarily due to the timing of the recognition of incentive compensation in 1997, which is based upon Company earnings, higher production overhead expenses as a result of the increase in the number of closings and additional selling and marketing expenses. Selling, general and administrative expenses, as a percentage of revenues, remained stable at 14.8% for the first nine months of 1997 and 1996.

     INTEREST EXPENSE. Interest expense decreased to $4.7 million for the first nine months of 1997 compared to $4.9 million for the first nine months of 1996. The primary reason for the decrease was a recognition of less net capitalized interest expense, a lower average term debt balance and reduced bank fees. The weighted average rate of interest of the Company's revolving line of credit was 8.8% for the first nine months of 1997 and 8.6% for the first nine months of 1996. The average revolving line of credit borrowings outstanding were $59.8 million and $58.6 million for the first nine months of 1997 and 1996, respectively.

     PROVISION FOR INCOME TAXES. Income tax expense for the first nine months of 1997 increased to $4.1 million from $1.6 million for the first nine months of 1996. The Company's estimated annual effective tax rate increased to 42.0% for the first nine months of 1997 from 37.8% for the first nine months of 1996. The lower effective tax rate in 1996 was attributable to recognition of state tax loss carryforwards which have been fully utilized.

SOURCES AND USES OF CASH

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

     Net cash used in operating activities was $98,000 for the nine months ended September 30, 1997 compared to net cash provided by operations of $3.0 million for the nine months ended September 30, 1996. The Company has used cash generated from the sale of homes to invest in real estate inventories to meet customer demand. Homes under construction have increased to $48.5 million as of September 30, 1997 from $43.1 million as of December 31, 1996 and $46.0 million as of September 30, 1996. Land and land development costs have increased to $53.6 million as of September 30, 1997 from $50.0 million as of December 31, 1996 and $48.4 million as of September 30, 1996. Net cash used in investing activities was comparable for the nine months ended September 30, 1997 and 1996. Net cash provided by financing activities was $294,000 for the nine months ended September 30, 1997 compared to net cash used in financing activities of $2.2 million for the nine months ended September 30, 1996. This difference is primarily the result of the $3.3 million decrease in payments on term debt.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots upon which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At September 30, 1997, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 4,900 lots and the Company controlled through option agreements an additional 2,300 lots. Included in the 2,300 lots controlled through option agreements are 67 lots owned by Borror Realty Company, an affiliate of the Company ("BRC"). During the third quarter of 1997 the Company exercised options to purchase 83 controlled lots, including 60 lots from BRC. Option agreements expire at varying dates through October 30, 2002. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes. During the first nine months of 1997, the Company sold lots and land to other builders for $1.4 million.

     Land and land development costs at September 30, 1997 increased from year end as a result of seasonal land development activity and a need to replace lots no longer available to the Company from BRC because of BRC's reduced land inventory. Homes under construction also increased from year end as a result of having more homes under construction and having homes generally at a more advanced stage of construction. The aggregate investment in inventory homes however declined $3.7 million from year end. On September 30, 1997, the Company had 82 inventory homes, including 2 condominiums, in various stages of construction, which represented an aggregate investment of $4.9 million, compared to 111 inventory homes, including 35 condominiums, in various stages of construction, which represented an aggregate investment of $6.9 million at September 30, 1996.

     SELLER-PROVIDED DEBT

     The Company had $1.4 million and $2.0 million of seller-provided term debt outstanding at September 30, 1997 and 1996 respectively. The Company did not assume any additional seller-provided term debt during the first nine months of 1997. The seller-provided term debt outstanding at September 30, 1997 had interest rates between 8.0% and 10.0% and maturities that ranged from one to three years.

     LAND PURCHASE COMMITMENTS

     At September 30, 1997, the Company had commitments to purchase 181 residential lots and unimproved land at an aggregate cost of $5.3 million, $1.5 million of which is expected to be funded in 1997 with the remaining amount due in 1998. In addition, at September 30, 1997, the Company had $21.1 million of cancelable obligations to purchase residential lots and unimproved land in which $460,000 in good faith deposits had been invested by the Company. Included in the $21.1 million of cancelable purchase obligations are $728,000 of purchase options with BRC. The Company expects to fund its capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facilities.

     CREDIT FACILITIES

     During the first nine months of 1997 the Company operated under the terms of the bank credit facility described in the December 31, 1996 audited annual financial statements of the Company contained in its Annual Report to Shareholders and in the December 31, 1996 Form 10-K. On September 29, 1997 the Company executed a Loan Agreement with its banks for a new credit facility having a maturity date of June 30, 2000. The new credit facility provides the revolving loan and letters of credit (limited to $15 million in the aggregate) of up to $90 million in the aggregate, subject to borrowing base limitations. The new credit facility is unsecured and will remain unsecured so long as the Company's ratio of total liabilities to tangible net worth ("leverage ratio") as of the end of each fiscal quarter through December 31, 1999 does not exceed
2.75 to 1 and so long as the leverage ratio does not exceed 2.50 to 1 for any two consecutive quarters thereafter. The credit facility contains the following major provisions: (1) the Company has the option to use any combination of the following methods to price the revolving line of credit: (a) the lead bank's prime rate of interest that may be adjusted based upon performance criteria;
(b) a Eurodollar rate of interest plus a variable margin based upon the Company's leverage ratio; or (c) a fixed rate of interest as determined by the lead bank; (2) the Company has agreed to fix the interest rate through the maturity date of the loan agreement on a minimum of $10 million of the revolving line of credit by June 30, 1998 and a minimum additional amount of $15 million by June 30, 1999; (3) the Company has agreed to not exceed the following ratios: (a) a leverage ratio of not greater than 3.00 to 1.00 until December 31, 1998, not greater than 2.75 to 1.00 from January 1, 1999 until December 31, 1999 and not greater than 2.50 to 1.00 thereafter; and (b) an uncommitted land holdings to tangible net worth ratio of not greater than 2.00 to 1.00 until December 31, 1998, not greater than 1.85 to 1.00 from January 1, 1999 until December 31, 1999 and not greater than 1.75 to 1.00 thereafter; (4) uncommitted land holdings in Central Ohio are limited to $70 million; (5) investments in new market areas outside of Central Ohio are limited to $7.5 million in the aggregate and $5 million in any one market; (6) the Company will not permit the value of its model homes to exceed $6.5 million in the aggregate; (7) the Company will not permit the value of it speculative homes and condominiums to exceed $12.5 million in the aggregate and the value of its speculative condominiums to exceed $3.0 million; (8) the Company must maintain a minimum tangible net worth of $31 million until December 30, 1997, and for December 31, 1997 and each year thereafter, the sum of $31 million plus 75% of net income (but not less than $32 million during the period from December 31, 1997 through December 31, 1998); and (9) the Company may not incur a loss during any five consecutive quarters.

     On October 14, 1997 the Company entered into contract to fix the interest rate on $10 million of the outstanding revolving line of credit for a three year term. The interest rate was fixed at a three month Eurodollar rate of 6.125 percent plus a variable margin. The variable margin is determined quarterly, based upon the Company's leverage ratio, and can range from 2.25 percent to 3.25 percent. The current interest rate on the $10 million fixed rate portion of the revolving line of credit is 8.375 percent and the Company's current overall effective borrowing rate is approximately 8.1 percent.

     The Company was in compliance with all credit facility covenants as of September 30, 1997 and the Company had $15.2 million available under its credit facility, after adjustment for borrowing base limitation. However, the borrowing availability under the credit facility could increase, depending on the Company's utilization of the proceeds.

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

                              DOMINION HOMES, INC.
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

                The Company is involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

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

                                          DOMINION HOMES, INC.
                                          (Registrant)

Date:    Nov. 11, 1997                      By:    /s/Douglas G. Borror
                                              -------------------------------
                                                 Douglas G. Borror
                                                 Chief Executive Officer,
                                                 President

Date:    Nov. 11, 1997                      By:    /s/Jon M. Donnell
                                              -------------------------------
                                                 Jon M. Donnell
                                                 Chief Operating Officer,
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

Date:    Nov. 11, 1997                      By:    /s/Tad E. Lugibihl
                                              -------------------------------
                                                 Tad E. Lugibihl
                                                 Controller
                                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.       Description                                                   Location
-----------       -----------                                                   ---------
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

 10.13*           Loan Agreement, dated September 29, 1997,                     Filed Herewith
                  among Dominion Homes, Inc., the lenders listed
                  therein, and The Huntington National Bank, as agent.

 10.14            Incentive Stock Option Agreement, dated                       Incorporated by reference
                  January 4, 1995, between Borror Corporation                   to Exhibit 10.18 to December
                  and Richard R. Buechler (which agreement is                   31, 1995 Form 10-K.
                  substantially the same as Incentive Stock Option
                  Agreements entered into between the Company and other
                  employees to whom options were granted under the Company's
                  Incentive Stock Plan)

 10.15*           Incentive Stock Option Agreement, dated                       Filed Herewith
                  July 1, 1997, between Borror Corporation
                  and Richard R. Buechler (which agreement
                  is substantially the same as Incentive Stock
                  Option Agreements entered into between the
                  Company and other employees to whom options
                  were granted on July 1, 1997 under the
                  Company's Incentive Stock Plan)

10.16             Amended and Restated Borror Corporation                       Incorporated by
                  Deferred Compensation Plan, dated                             reference to Exhibit
                  December 5, 1995                                              10.9 to December 31,
                                                                                1995 Form 10-K.

10.17             Employment Agreement, dated February 28,                      Incorporated by
                  1995, between Borror Corporation and                          reference to Exhibit
                  Richard R. Buechler, as amended March 11, 1996                10.10. to December 31,
                                                                                1995 Form 10-K.

10.18             Employment Agreement, dated February 28,                      Incorporated by
                  1995, between Borror Corporation and                          reference to Exhibit
                  Robert A. Meyer, Jr., as amended March 11, 1996               10.11. to December 31,
                                                                                1995 Form 10-K.

10.19             First Amendment to Lease Agreement dated                      Incorporated by
                  March 19, 1996 between Borror Realty                          reference to Exhibit
                  Company and Borror Corporation                                10.21. to March 31,
                                                                                1995 Form 10-Q.

10.20             Employment Agreement dated May 17, 1996,                      Incorporated by
                  between Borror Corporation and Jon M. Donnell                 reference to Exhibit
                                                                                10.22 to September
                                                                                30, 1996 Form 10-Q.

10.21             First Amendment to May 17, 1996 Employment                    Incorporated by
                  Agreement between Borror Corporation                          reference to Exhibit
                  and Jon M. Donnell dated November 6, 1996.                    10.28 to December
                                                                                31, 1996 Form 10-K.

10.22             Restricted Stock Agreement dated August 1, 1995               Incorporated by
                  between Borror Corporation and Jon M. Donnell                 reference to Exhibit
                                                                                10.19 to December
                                                                                31, 1995 Form 10-K.

10.23             Restricted Stock Agreement dated November 6, 1996,            Incorporated by
                  between Borror Corporation and Jon M. Donnell                 reference to Exhibit
                                                                                10.30 to December
                                                                                31, 1996 Form 10-K.

10.24*            Restricted Stock Agreement dated August 1, 1997,
                  between Dominion Homes, Inc., and Jon M. Donnell              Filed Herewith

27*               Financial Data Schedule                                       Filed Herewith


* Filed Herewith