Form 10-K
period 1997-12-31
DOMINION HOMES INC
filed 1998-03-30
CIK 917857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from               to
                                                 -------------    -------------
                         Commission File Number: 0-23270

                              DOMINION HOMES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                               31-1393233
                 ----                               ----------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

    5501 Frantz Road, Dublin, Ohio                               43017
    ------------------------------                               -----
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code: 614-761-6000
                                                            ------------
        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----
        Securities registered pursuant to Section 12(g) of the Act:
        Common Shares with no par value
        -------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based upon the closing sale price reported on the NASDAQ National Market on March 25, 1998, the aggregate market value of the Common Shares of the Registrant held by non-affiliates (assuming, for this purpose, that all executive officers and directors are affiliates) on that date was $22,883,873.

As of March 25, 1998 there were 6,271,053 Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Definitive Proxy Statement for the Annual Meeting of Shareholders to be
     held on May 20, 1998 (in pertinent part, as indicated)............ Part III

                                     PART I

ITEM 1     BUSINESS

BACKGROUND

         The Company was founded in 1976 by Donald Borror, its Chairman of the Board, and was incorporated in Ohio in October 1993. Prior to the consummation of the Company's initial public offering in March 1994, the business of the Company was operated as part of the homebuilding and related divisions (the "Homebuilding Divisions") of Borror Realty Company ("BRC"), an Ohio corporation incorporated in 1946. In connection with the Company's initial public offering, the Company and BRC entered into a Corporate Exchange and Subscription Agreement pursuant to which the Company acquired substantially all of the operating assets of the Homebuilding Divisions. At March 25, 1998, BRC owned 4,082,000 Common Shares of the Company, representing 65.1% of the issued and outstanding Common Shares.

         The principal executive offices of the Company are located at 5501 Frantz Road, Dublin, Ohio and its telephone number is (614) 761-6000.

MARKET OVERVIEW

         The Company is currently the second largest homebuilder in the Central Ohio market (based upon revenues and closings) and had a 22.7% share of the homebuilding market in 1997. Columbus, the capital of Ohio, has been a stable market, with diverse economic and employment bases. Columbus is the home of The Ohio State University, which has the second largest number of students on one campus of any university in the United States. In addition, a number of notable organizations have their headquarters in Central Ohio, including Honda of America Manufacturing, Inc., The Limited, Inc., Nationwide Insurance Company, Banc One Corporation, Wendy's International, Inc., Huntington Bancshares Incorporated, Battelle Memorial Institute, Worthington Industries, Inc., The Scotts Company and Cardinal Health, Inc.

         Columbus also is the county seat of Franklin County and the largest city in the Columbus Metropolitan Statistical Area (the "CMSA"). The CMSA includes Franklin, Pickaway, Madison, Fairfield, Delaware and Licking Counties (the "CMSA Counties"). References herein to Central Ohio means the CMSA Counties and Union County. The Company builds homes in Union County and in all of the CMSA Counties except Pickaway and Madison Counties.

PRODUCTS

         The Company offers three distinct series of single-family homes that are differentiated by size, price, standard features and available options. This product diversity allows the Company to target specific market segments and appeal to a wide range of home buyers. The Company's products range from starter homes to executive homes with prices from $95,500 to more than $300,000. Homes offered in the Century Series generally range in size from 1,100 to 1,900 square feet, at prices from $95,500 to $175,000, and are targeted to appeal primarily to young, entry level home buyers. Homes offered in the Celebrity Series generally range in size from 1,700 to 2,400 square feet, at prices from $135,000 to $205,000, and are targeted to appeal to both entry level and first-time, move-up home buyers. Homes offered in the Tradition Series generally range in size from 2,000 to 3,000 square feet, at prices from $160,000 to more than $300,000, and are targeted to appeal primarily to existing homeowners who desire to move up to larger homes with more amenities. The Company has offered condominiums for sale in the past but is currently focused on single-family homes.

         The Company is a "full option" homebuilder. Each of the Company's homes has a standard design and basic features. After the purchaser has chosen a home from among the 40 standard floor plans and elevations available, the purchaser can "individualize" the home, at additional cost, through the selection of structural, exterior and interior options. Structural options include two-foot side-wall extensions, side-load garages and master bathrooms. Exterior/interior options include brick or stone facades, fireplaces, and upgrades on bathroom and kitchen fixtures, cabinets, tiles and floorings. The Company's homes feature nationally recognized and industry leading brand names, including Trane(R) natural gas furnaces, Andersen(R) wood windows, Armstrong(R) flooring, General Electric(R) appliances, Wilsonart(R) decorative laminate, Aristokraft(R) cabinets and the Kohler(R) family of bathroom and kitchen fixtures.

MARKETING AND SALES

         The Company markets all of its homes under the "Dominion Homes(SM)" tradename. The Company employs an extensive targeted marketing program that includes advertising in newspapers and magazines, by direct mail, on billboards and on radio and television. The Company's advertising typically emphasizes either the quality of its homes, the location of its communities, the brand name components used in its homes or the wide variety of its home styles and options. The Company believes these factors differentiate its products and re-enforce its "Dominion Homes - The Best of Everything(SM)" brand awareness program. At the end of 1997, according to a third party survey, the Dominion Homes name was recognized by 86% of the Central Ohio respondents.

         The Company also markets a "Helping Hand Program" to purchasers of its Century Series Homes. The Helping Hand Program is a work equity program approved by HUD which permits home buyers to reduce their down payments by performing some minor construction tasks themselves. Through training seminars conducted monthly by the Company's personnel and a detailed video, participating home buyers receive step-by-step guidance on completing these tasks. The Company aggressively markets this program because it enables the Company to sell homes to entry level home buyers who otherwise would not have the down payment necessary to qualify for mortgage financing. This program also allows home buyers to purchase homes with more desirable features and amenities than they would otherwise qualify to purchase. In 1997, approximately 76% of the purchasers of the Company's Century Series homes participated in the Helping Hand Program.

         The Company conducts its home sales from on-site sales offices in furnished model homes. Each sales representative is an employee of the Company and is trained and equipped to fully explain the features and benefits of the Company's homes, to determine which home best suits the customer's needs and to explain the construction process. The Company devotes significant attention to the training and re-training of sales representatives to assure high levels of professionalism and product knowledge. The Company believes that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables the Company to communicate a consistent message to its customers. Sales representatives are compensated on a commission and bonus basis. At December 31, 1997, the Company employed 29 sales representatives and operated 26 model homes, of which one was leased from BRC.

         The Company welcomes independent broker participation because it believes that such participation introduces the Company to customers who might not otherwise consider purchasing a home from the Company. In 1997, the Company paid sales commissions of $3.6 million to independent brokers on 771 homes that had an aggregate sales price of $116.6 million.

         The Company uses promotional and sales incentives such as discounts on the purchase price of its homes or options to market its products. It is the Company's intention to use this practice on a selective or seasonal basis to target slow sales areas and manage production capacity. The Company also offers a discount to customers who previously purchased one of its homes, to employees of subcontractors it uses in the building process, and to its own employees.

         Sales of the Company's homes are made pursuant to standard sales contracts. These contracts generally require the purchaser to make a $500 deposit at the time of execution of the contract and to pay the balance of the cash down payment, typically up to 3.0% of the purchase price, at the start of construction.

         The Company generally does not commence construction of a home until it obtains a sales contract and notice from the customer's lender that mortgage financing has been approved. However, the Company routinely commences construction of a home with a sales contract that is contingent upon the customer selling an existing home. Some customers fail to complete their contracts, which results in partially constructed homes that are no longer under contract. In addition, the Company selectively starts construction of a limited number of homes without a contract to create an inventory in anticipation of seasonal demand and to attract customers, such as corporate transferees, who need homes within 60 to 90 days. At December 31, 1997, the Company had 109 inventory homes in various stages of construction.

DESIGN AND CONSTRUCTION

         The Company believes that it is a leading innovator in new home construction. Its homes include superior construction features such as its engineered floor truss system; safer, less steep stairs; B.F. Goodrich(R) CPVC plumbing pipe; and Twenty First Century wiring, which includes Category 5 wiring and two-way interactive cable wiring.

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

         The design team is aided by a computer graphics design system. This system provides the Company with greater flexibility in creating new designs and modifying existing designs and enhances the Company's ability to accurately estimate the materials necessary for a particular design.

         The Company acts as the general contractor for the construction of its homes. The Company's construction superintendents, together with the construction managers to whom they report, monitor construction, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes.

         The use of subcontractors by the Company enables it to minimize its investment in employees, equipment and building supply inventory. This practice also increases the Company's flexibility in responding to changes in the demand for housing. The Company has long standing business relationships with many of its subcontractors. These relationships, coupled with the volume and efficient design of homes built by the Company, have enabled the Company to negotiate favorable agreements with its subcontractors.

         Through its ownership of a lumberyard, which allows it to purchase its lumber directly from mills and wholesalers, the Company has reduced its exposure to risks of inadequate supply and significant price fluctuations. From time to time the Company purchases lumber for delayed delivery to ensure adequate supply and predictable cost. During 1997, substantially all of the lumber purchased through the lumberyard was used by the Company.

         The Company has implemented various administrative systems to support its construction operations. For instance, the Company's management information system allows the Company to control construction costs by making available the information necessary to monitor subcontractor performance and expenditures on each home. Subcontracted work is authorized by work orders, the cost of deviations from the work order must be approved for payment by the Company's construction superintendents and significant cost variances are investigated. These techniques permit the Company to effectively monitor gross profit margins.

DECORATING CENTER

         Since the introduction of its decorating center in 1990, the Company has been able to offer customers full-service advice in the decorating process. Providing the ambiance of a quality retail store, the decorating center features full-sized samples and vignettes and computer aided graphics that depict the exterior of the customer's home. These features allow the customer to visualize color combinations and options, feel the textures and picture how the selections work together. Management believes that the decorating center reduces customer anxiety in the decorating and selection process and significantly contributes to customer satisfaction. The Company's experienced, full-time decorating consultants are available daily to assist the customer in making selections from among hundreds of options on display at the decorating center, from bathroom fixtures to outdoor siding. Beginning in January 1997, the Company placed the responsibility for the sale of decorating options and upgrades with its decorating consultants and began providing commission on upgrades. Previously these functions were provided by the Company's sales representatives. Since initiating this change, customer satisfaction, as well as sales of options and upgrades, have improved.

CUSTOMER SATISFACTION PROGRAM

         The Company's strategy is customer driven and market focused. The Company recognizes that, for most customers, the purchase of a home represents the single largest investment that they will ever make. The Company strives to ensure the soundness of this investment through the delivery of quality homes that are located in attractive communities and that provide lasting value.

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

         At the construction conference, the construction superintendent assigned to the customer's home meets with the customer to review the home plans and explain the construction process and schedule. Because the Company wants the customer to see the quality built into the customer's home, the customer is invited to visit the home site at any time during the course of construction.

         The Company's "Gold Medal" quality assurance program is designed to provide the customer with peace of mind. Under this program, each home is subject to eight separate inspections by the Company's construction personnel, and members of the Company's senior management inspect randomly selected homes on a monthly basis. Because of the Company's attention to quality and its commitment to "doing it right the first time," the Company offers a comprehensive warranty program that features a two-year warranty covering all mechanical elements (including heating, plumbing and electrical systems), roof, windows and doors, as well as a twenty-five year warranty covering all major structural components. The structural warranty on each home is automatically transferable to subsequent owners of the home. The Company also passes along to its customers all warranties provided by manufacturers and suppliers. The Company believes that its warranty program is one of the best warranty packages offered in the homebuilding industry.

         The Company invites each customer at and after closing to complete questionnaires that rate the customer's sales representative, construction superintendent and decorating consultant and provide certain other information regarding the customer's homebuilding experience. The Company uses the information obtained from these questionnaires to refine its products, programs and services to assure that the Company continues to be responsive to its customers.

LAND ACQUISITION AND DEVELOPMENT

         The Company believes that one of its key strengths has been its ability to identify and acquire property to be utilized as lots for future residential home development. The Company's practice has been to develop most of the lots on which it builds its homes. The Company generally does not buy unimproved land for speculation and generally limits its investment in unimproved land to an amount that it expects to be able to develop and sell within three to five years. All of the Company's land purchases must be reviewed by the Company's Strategic Land Committee comprised of the Company's Chief Executive Officer and certain other members of senior management.

         The Company believes that it obtains certain advantages through its practice of acquiring and developing unimproved land. This practice provides the Company with the ability to: (i) improve its profit margins by reducing the cost of finished lots; (ii) maintain an adequate supply of finished lots to meet market demand; (iii) control the details of development and create in its communities a distinctive look of quality and success; and (iv) construct homes more efficiently.

         The Company believes that its understanding of the Central Ohio market also gives it an advantage in identifying and acquiring unimproved land with good market potential. In considering the suitability of unimproved land for development, the Company reviews such factors as (i) availability of existing community services such as sewers, water, gas and electricity; (ii) estimated costs of development; (iii) quality of school systems; (iv) population growth patterns; (v) proximity to existing developed areas; (vi) employment growth rates; (vii) anticipated absorption rates for new housing; and (viii) availability of transportation.

         Although the Company purchases land and engages in land development activities primarily for the purpose of maintaining an adequate supply of lots on which to build, the Company also sells unimproved land and finished lots to developers and other homebuilders. Revenues from the sale of unimproved land and developed lots in 1997 was $2.2 million.

         Prior to the acquisition of unimproved land, the Company ensures that any necessary zoning, environmental or other governmental approvals required to develop the land into residential lots have been obtained and that the land is served by utilities. The Company's engineering and design professionals then plan and engineer the land and construct the streets, sewers, water and drainage facilities and other improvements to meet the Company's specifications. In developing land, the Company is required by some municipalities and other governmental authorities to provide letters of credit to secure performance of the Company's obligations to install sewers, streets and other improvements. At December 31, 1997, the Company had an aggregate of $6.6 million of letters of credit outstanding for these purposes. The Company does not believe that any of the outstanding letters of credit are likely to be drawn upon.

         To limit its risk, the Company attempts to control land through the use of option and contingent purchase contracts. These contracts condition the Company's obligation to purchase land upon the Company's review and approval of such matters as zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, levels of taxation, traffic patterns, development costs, title matters and other property-related criteria.

         The Company designs each of its residential communities to have its own identity. Through its control over the details of development, from the placement of streets to the design of each community entryway, the Company creates in each of its communities a distinctive look of quality and success. The Company generally completes the sale of homes in its communities in time periods that range from three to five years from first to last sale, with smaller communities generally taking less time to complete than larger ones. In addition, the Company typically incorporates a homeowner association for communities with common areas to ensure the continued maintenance of the common areas after the community is developed.

         The Company occasionally enters into joint venture agreements with other homebuilders to own and develop communities. The primary reason is to limit the Company's exposure to owning large amounts of land in a single community and the risks associated with longer holding periods for those larger communities. The Company also has purchased finished lots in certain communities which were developed by BRC under various joint venture agreements. The lots were purchased at a purchase price equal to the lesser of (i) BRC's adjusted tax basis in such lots plus $500 per lot or (ii) the fair market value of such lots. Such purchases totaled approximately $4.8 million for the year ended December 31, 1997.

         Land inventory owned by the Company includes land titled in the Company's name or which the Company is committed to purchase. Land inventory controlled by the Company represents land which the Company has the right to acquire under contingent purchase contracts and option contracts, including option contracts with BRC. The option contracts with BRC relate to 10 finished lots and unimproved land which the Company expects will be developed into an estimated 47 finished lots.

         The following table sets forth the Company's land inventory as of December 31, 1997:

                                      Finished           Lots Under        Unimproved Land            Total
Land Inventory                          Lots            Development         Estimated Lots        Estimated Lots
--------------                          ----            -----------         --------------        --------------
Owned by the Company                    1,285               248                  3,600                5,133
Controlled by the Company                  10                 0                  2,783                2,793
                                        -----               ---                  -----                -----
                                        1,295               248                  6,383                7,926
                                        =====               ===                  =====                =====

CUSTOMER FINANCING

         The Company currently does not offer customer financing because it does not own or operate a mortgage lending business. However, the Company does assist customers in obtaining financing by referring them to independent mortgage brokers that offer qualified customers a variety of financing options, including both government insured and conventional financing programs. Additionally, the Company pays certain elements of its customers' costs of financing with certain mortgage lenders with which the Company has a relationship, including his or her loan origination fees, rate commitment fees and discount points. In the event that a customer chooses to make his or her own financing arrangements, the Company will reduce the purchase price of the home.

         Upon request and the payment of a fee, the Company will build a home under FHA or VA guidelines to allow the customer to finance the purchase through a FHA or VA mortgage program. In comparison to conventional financing, government insured financing generally allows customers to purchase homes with a higher percentage of their incomes directed toward housing expenses and with lower down payments (as little as 1% when used in conjunction with the Company's Helping Hand Program). FHA and VA rules also are generally more liberal with respect to the amount of points and closing costs that the seller may pay. During 1997, 49.7% of the Company's closings involved government insured financing. At December 31, 1997, the FHA financing limit was $123,900 in the CMSA Counties and $107,500 in Union County. On March 1, 1998, the FHA financing limit was increased to $128,700 in the CMSA Counties and $118,000 in Union County.

         In addition, the Company offers other non-conventional financing programs, including the Company's Helping Hand Program which is available to purchasers of its Century Series Homes. This work-equity program, approved by HUD, allows home buyers to reduce down payments significantly by performing certain minor construction tasks themselves.

         Because virtually all of the Company's customers use long-term first mortgages to finance their home purchases, adverse economic conditions, increases in unemployment, increases in mortgage interest rates and a reduction in the scope or funding of government programs could deter or eliminate a substantial number of potential customers for the Company's homes.

TITLE INSURANCE AGENCY

         During the first quarter of 1997, the Company participated in the creation of a title insurance agency, Alliance Title Agency, that began operating on April 1, 1997. Alliance was formed to provide title insurance to the Company's customers and third parties and to facilitate closing of the Company's homes. The Company believes that, through the operations of Alliance, the Company has improved its service to customers and enhanced its administrative processes.

AVAILABILITY OF LABOR AND RAW MATERIALS

         During periods of increased construction activity, the homebuilding industry has faced shortages in the availability of skilled labor. Waiting for skilled labor to become available may result in construction delays, while the use of less skilled labor to fill a skilled labor shortage may cause quality standards to suffer. Additionally, harsh winters could result in a larger than usual labor demand in the early spring from the homebuilding industry. Increases in the demand for skilled labor also can result in increases in the cost of such labor. The Company believes that by taking a long-term approach to its relationships with subcontractors and by providing a consistent stream of work it is able to enhance its ability to retain subcontractors and better control the cost of skilled labor.

         The principal raw materials used in the homebuilding industry, lumber, brick and concrete, as well as plumbing and electrical supplies, generally are available from a variety of sources, but are subject to periodic price fluctuations. In particular, lumber has occasionally been subject to limited availability and significant price increases. Because the Company may not be able to pass on to its customers price increases in raw materials or labor, future price increases in these items could have a material adverse effect on the Company's profitability.

COMPETITION

         The homebuilding industry in the Central Ohio market is highly competitive. The Company competes with national, regional and local homebuilders, some of which have greater financial, marketing, sales and other resources than the Company. The Company competes with other homebuilders and the resale market for the sale of homes on the basis of such factors as location, price, design and the Company's reputation for quality and service. The Company also competes with other homebuilders for materials and skilled labor and with other homebuilders and land developers for financing and desirable unimproved land. The Company believes that its primary competitive strengths are: (i) its knowledge of the Central Ohio market, which has allowed it to capitalize on opportunities for advantageous land acquisition in desirable locations; (ii) its ability to design and offer communities and homes that home buyers find appealing and (iii) its reputation for quality and service.

REGULATION

         The Company is subject to environmental, wetlands, zoning, land use, sales, building design, construction, health and safety and other regulation by various federal, state and local authorities. The Company must obtain licenses, permits and approvals from various governmental authorities to conduct its business, the granting of which are beyond the Company's control. The Company is subject to local regulations which impose zoning and density requirements in order to limit the areas for residential development and the number of houses within particular areas.

         The Company could be subject to periodic delays or could be precluded entirely from developing land due to building moratoriums. Generally, such moratoriums relate to insufficient water or sewage facilities within specific areas or subdivisions. To date, moratoriums have not had a material adverse effect on the Company's business.

         The Company generally conditions its obligation to purchase unimproved land on, among other things, obtaining acceptable zoning and soil and wetland studies. Accordingly, land development activities historically have not been materially adversely affected by zoning restrictions or environmental liabilities. However, there can be no assurance that zoning restrictions will not adversely affect the Company in the future or that the Company will not incur material liabilities relating to the removal of hazardous waste or other environmental matters affecting land acquired by the Company.

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

SERVICE MARKS

         The Company has adopted, has used and owns registrations in the State of Ohio for the service marks "Dominion Homes(SM)" and "Tradition Homes(SM)". The Company also has adopted, has used, and owns the service marks in the State of Ohio for "The Best Building Experience(SM)" and "Building Relationships That Last(SM)". In 1996, the Company was awarded federal registrations of the latter two service marks. In January 1998, the Company was awarded federal registration of the service mark "The Best of Everything(SM)". The Company is currently pursuing federal registration of the service mark "Dominion Homes(SM)".

EMPLOYEES

         On December 31, 1997, the Company employed 348 people (including 17 part-time employees), of which 148 were employed in construction, 68 in sales, 55 in the lumber division, and 77 in management, administrative or clerical positions. Although the Company's employees are not represented by labor unions or covered by collective bargaining agreements, certain of the subcontractors engaged by the Company are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relationships with its employees and subcontractors are generally good.

OTHER INFORMATION

         Information regarding seasonality, practices of the Company regarding working capital items and backlog orders is contained in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2     PROPERTIES

         During 1997, the Affiliated Transaction Review Committee of the Board of Directors of the Company (composed of the three independent directors) reviewed and approved the sale by the Company to BRC of the Company's corporate office building and the contemporaneous execution by the Company of a long-term lease with BRC for the corporate office building. The sale was closed and the lease was executed on December 29, 1997. The purpose of the transaction from the Company's perspective was to create additional liquidity with which to invest in assets associated with the homebuilding process and to allow the Company to reduce it's financing costs. The office building was sold at a price of $3,950,000, less a credit of up to $200,000 for roof repairs and sidewalk improvements, together with parking expansion. The lease is for a term of twelve years at a rental rate of $12.00 per square foot on a total net basis with two options to renew for periods of five years each at then-current market rates. Both the sale price and rental rates were established by an MAI appraisal commissioned by the Committee, and confirmed in a review for the Committee by a second MAI appraiser.

         The Company owns a lumberyard located on 6.1 acres in Columbus, Ohio. The facility includes ten buildings containing approximately 75,000 square feet of space. Two buildings are constructed of steel and the remaining eight buildings are constructed of concrete block and wood.

         The Company leases space in a shopping center owned by BRC which the Company uses for its 4,200 square foot decorating center and a 1,350 square foot architectural office.

         In addition, the Company leases from unaffiliated third parties approximately 5,400 square feet of office-warehouse space in three locations under short term leases. The Company uses the facilities for warranty operations and storage.

         During 1997, the Company entered into a program with an unaffiliated third party to which the Company expects to sell and lease back most of its model homes. In prior years the Company occasionally sold and leased back model homes, however the majority were owned by the Company. During 1997, fourteen model homes were sold and leased back pursuant to this program. The Company also sold and leased back an additional two model homes to another unaffiliated third party.


ITEM 3     LEGAL PROCEEDINGS

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

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5     STOCK MARKET PRICES AND DIVIDEND POLICY

         The Company's Common Shares are traded on the Nasdaq National Market under the symbol "DHOM." The following table sets forth for the periods indicated the high and low sales prices for the Common Shares, as reported by the Nasdaq National Market.

                                                                                       SALES PRICES
                                                                                   --------------------
          CALENDAR YEAR ENDING DECEMBER 31, 1998                                    HIGH           LOW
          --------------------------------------                                    ----           ---
          First Quarter (Through March 25, 1998)............................       $12.50          $9.25


          CALENDAR YEAR ENDED DECEMBER 31, 1997                                     HIGH           LOW
          -------------------------------------                                     ----           ---
          First Quarter.....................................................        $5.13          $4.38
          Second Quarter....................................................        $5.00          $4.38
          Third Quarter.....................................................        $9.00          $4.38
          Fourth Quarter....................................................       $12.00          $7.63


          CALENDAR YEAR ENDED DECEMBER 31, 1996                                     HIGH           LOW
          -------------------------------------                                     ----           ---
          First Quarter.....................................................        $4.88          $3.25
          Second Quarter....................................................        $4.63          $3.88
          Third Quarter.....................................................        $4.38          $3.75
          Fourth Quarter....................................................        $4.63          $4.00


         On March 25, 1998, the last sale price of the Common Shares, as reported by the Nasdaq National Market, was $11.88 per share, and there were approximately 92 holders of record of the Common Shares.

         The Company has not paid any dividends in the past and does not anticipate that it will pay any dividends in the near term. The provisions of the Company's bank credit facilities limit the amount of dividends that the Company may pay during any calendar year to 25% of the Company's net income after taxes for such year.

ITEM 6     SELECTED FINANCIAL DATA
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The following table summarizes certain selected financial and operating data of the Company since the initial public offering in 1994 and of the Homebuilding Divisions of BRC prior to the initial public offering. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company, including the notes thereto, appearing elsewhere herein.

SELECTED FINANCIAL DATA                          1997           1996           1995            1994           1993
-----------------------                          ----           ----           ----            ----           ----
Revenues....................................   $207,926        $175,579       $178,112       $161,895       $141,821
Gross profit................................     49,553          39,081         27,102         32,701         33,745
Income from operations......................     18,919          12,756            887          6,333         11,983
Income (loss) before income taxes...........     13,274           6,411         (5,182)         3,315          8,968
Provision for income taxes(1)...............      5,569           2,374         (1,684)         1,326          3,587
Net income (loss)(1)........................      7,705           4,037         (3,498)         1,989          5,381
Diluted earnings (loss) per share(1)(3).....       1.20            0.64          (0.56)          0.35           1.39
Total assets at year end....................    117,795         103,826        105,031        118,215         75,216
Long term obligations at year end...........     57,763          54,563         61,782         70,363         50,828

OPERATING DATA                                   1997           1996           1995            1994           1993
--------------                                   ----           ----           ----            ----           ----

Homes:
     Sales contracts (2).........                 1,402           1,308          1,253          1,103          1,284
     Closings....................                 1,387           1,188          1,206          1,138          1,067
     Backlog at year end.........                   703             688            568            521            556
Aggregate sales value of homes in backlog
     at year end.................              $106,686        $101,202        $83,167        $75,438        $80,036

-----------------------
(1)      Pro forma for 1994 and 1993.
(2)      Net of cancellations.
(3) All earnings per share calculations reflect the adoption of SFAS No. 128 "Earnings per Share".

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company achieved record revenues, number of homes delivered and net income for 1997. Revenues for 1997 increased by 18.4% to $207.9 million from $175.6 million for 1996. Net income increased by 90.9% to $7.7 million in 1997 from $4.0 million in 1996. The Company delivered a record 1,387 homes in 1997 compared to 1,188 homes in 1996. Home sales for 1997 increased by 7.2% to 1,402 from 1,308 for 1996. Despite the record number of homes delivered in 1997, the Company ended 1997 with a record backlog of 703 sales contracts compared with 688 at the end of 1996. The Company's market share in Central Ohio grew to 22.7% by year-end 1997 from 18.9% at year-end 1996.

         The Company's record performance was due, in part, to programs the Company implemented in 1997 to increase revenues and enhance productivity, including a new and expanded marketing campaign, improved administrative systems, increased production capacity and better utilization of subcontracted labor. The latter programs directly contributed to a decrease in the amount of time from the Company acceptance of the sales contract to the home delivery date. Favorable economic conditions, generally stable interest rates, a mild winter season and selective price increases also contributed to the favorable results.

         One of the Company's key strengths has been its ability to identify and acquire property to be used as lots for future residential home development. The Company generally develops and sells land within a three to five year period from the date of its acquisition. Following two years of strong homebuilding sales and limited land acquisitions, the Company increased its land inventory in 1997. Investment in land and land development inventories increased to $62.9 million at December 31, 1997 from $50.0 million at the end of 1996. Substantially all of such increase in land and land development inventories occurred as a result of an increase in finished lots in inventory. Undeveloped land and land in development remained relatively constant between the two periods. The Company's objective in creating the larger inventory of developed lots as of December 31, 1997 is to meet the anticipated demand during the first half of 1998.

         A portion of the Company's growth in 1997 included activities which are complementary to its core homebuilding business. The Company participated in the creation of a title insurance agency, Alliance Title Agency, Ltd. ("Alliance"), which commenced operations on April 1, 1997. The Company owns 49.9% of the equity of Alliance and reports its investment using the equity method of accounting. The balance of the equity of Alliance is beneficially owned by an unaffiliated company and an individual who became an employee of the Company in January 1998. Alliance was formed to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company believes that, through the operations of Alliance, the Company has improved its service to customers and enhanced its administrative processes. In addition, the Company continued to expand its lumber division by increasing its truss manufacturing capacity as well as its delivery and distribution systems.


         During 1997, the Company initiated substantial upgrades to the Company's computer systems to increase operating efficiencies, provide the technology for growth both within and outside of Central Ohio and address the Year 2000 issues. Most of the implementation of these upgrades will take place during 1998.

COMPANY OUTLOOK

         The Company believes that it is well positioned for future growth in 1998 due to the record number of homes in backlog at the end of 1997, strong sales activity in early 1998, further implementation of operational and administrative improvements, and ongoing cost control programs, combined with the expected continuation of a favorable economic environment. The Company believes that these factors, in conjunction with the addition of five additional sales locations in Central Ohio, will lead to a positive comparison with 1997 results.

         The Company's growth strategy is to maximize sales in each of the Company's existing sales locations in Central Ohio as well as to increase the overall number of its sales locations within Central Ohio. Additionally, the Company has been actively evaluating opportunities to expand regionally to new markets outside of Central Ohio.

         The Company has developed a long-term information systems strategy, one aspect of which is to address exposure related to the impact on its computer systems of the Year 2000 issues. Key financial, information and operations systems have been assessed and plans developed in order to mitigate the Year 2000 issues. These plans include upgrades of purchased software and conversion of in-house developed software. The Company is currently in various stages of implementing the upgrades and expects to invest between $2.0 - $2.5 million in this effort with the cost to be allocated over a five year period. Costs of replacing computer software programs are expected to be primarily accounted for and financed as operating leases. The costs of reprogramming computer programs that are not replaced will be expensed as incurred and are not expected to be material. All programs subject to Year 2000 concerns will be evaluated utilizing internal and external resources to reprogram, replace and test. The Company intends to initiate during 1998 a communication plan with significant suppliers to determine the status of their Year 2000 compliance programs. Management believes its plans will adequately address the Year 2000 issues and does not currently anticipate a material impact on the Company's operations and financial results. However, if such upgrades and conversions are not made, or are not timely completed, the Year 2000 issues could have a material impact on the operations and financial results of the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

         The statements contained in this report under the caption "Company Outlook" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions and/or an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays in the zoning, permitting or inspection processes, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, the problems associated with the Year 2000 issue and the other risks described in the Company's Securities and Exchange Commission filings.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. Typically, closings and related revenues will increase in the second half of the year. The Company believes that this seasonality reflects the tendency of home buyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can also accelerate or delay the scheduling of closings.

         The following table sets forth certain data for each of the last eight quarters:


                                                                Sales                                   Backlog
             Three                      Revenues              Contracts           Closings          (at period end)
          Months Ended               (in thousands)         (in units)(1)        (in units)           (in units)
          ------------               --------------         -------------        ----------         ---------------
         Mar. 31, 1996                  $36,318                   425                255                  738
         June 30, 1996                  $41,524                   325                278                  785
         Sept. 30, 1996                 $45,916                   305                301                  789
         Dec. 31, 1996                  $51,821                   253                354                  688
         Mar. 31, 1997                  $36,997                   356                266                  778
         June 30, 1997                  $56,672                   333                380                  731
         Sept. 30, 1997                 $58,723                   380                383                  728
         Dec. 31, 1997                  $55,534                   333                358                  703

------------------
(1)      Net of cancellations.

        At December 31, 1997 the aggregate sales value of homes in backlog was $106.7 million compared to $101.2 million at December 31, 1996. The average sales value of homes in backlog at December 31, 1997 increased to $151,800 from $147,100 at December 31, 1996.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Statements of Operations contained in the Financial Statements expressed as percentages of total revenues, as well as certain operating data:

                                                                         Year Ended December 31,
                                                               1997                1996                 1995
                                                               ----                ----                 ----
Revenues...............................................        100.0%              100.0%               100.0%
Cost of real estate sold...............................         76.2                77.7                 84.8
                                                               -----               -----                -----
     Gross profit......................................         23.8                22.3                 15.2
Selling, general and administrative....................         14.7                14.5                 14.7
Settlement of litigation...............................           --                 0.5                   --
                                                               -----               -----                -----
     Income from operations............................          9.1                 7.3                  0.5
Interest expense.......................................          2.7                 3.6                  3.4
                                                               -----               -----                -----
     Income (loss) before income taxes.................          6.4                 3.7                 (2.9)
Provision for income taxes.............................          2.7                 1.4                 (0.9)
                                                               -----               -----                -----
     Net income (loss).................................          3.7%                2.3%                (2.0)%
                                                               =====               =====                =====

Homes:
     Sales contracts...................................        1,402               1,308                1,253
     Closings..........................................        1,387               1,188                1,206
     Backlog at year end...............................          703                 688                  568
Average sales price of homes closed
     during the year (in thousands)....................         $148                $145                 $141
Average sales price of homes in backlog
     at year end (in thousands)........................         $152                $147                 $146
Aggregate sales price of homes in backlog at year
end (in thousands).....................................     $106,686            $101,202              $83,167

         A home is included in "sales contracts" when the Company's standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing and/or for the sale of an existing home, is executed. "Closings" or "deliveries" represent homes for which the closing has occurred and conveyance of the deed has passed from the Company to the buyer. Revenue and cost of real estate sold are recognized at the time of closing. "Backlog" represents homes for which the Company's standard sales contract have been executed, but for which closings had not occurred as of the end of the period.

         Homes included in "sales contracts" and in "backlog" in the foregoing table are net of cancellations. Most cancellations occur because customers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process. The cancellation rates for homes in backlog as of December 31, 1996, 1995 and 1994 were 15.2%, 12.7%, and 11.1%, respectively.

         1997 COMPARED TO 1996

         REVENUES. Revenues for 1997 increased to $207.9 million from $175.6 million for 1996, an increase of $32.3 million or 18.4%. The increase in revenues was primarily the result of a 16.8% increase in the number of homes delivered and a 2.2% increase in the average price per delivered home. In 1997 the Company delivered 1,387 homes compared to 1,188 homes in 1996, an increase of 199 homes. Included in the 199 additional deliveries are 16 model homes the Company sold and leased back to use as sales models. The increase in the number of homes delivered in 1997 as compared to 1996 was due to a larger backlog of homes at the beginning of 1997, a greater number of homes sold, more favorable weather conditions and increased construction efficiencies which led to shorter building times. The average price per delivered home increased to $148,100 in 1997 from $144,900 in 1996, an increase of $3,200. The increase in the average price per delivered home occurred principally in the second half of the year and reflects the purchase of larger homes with more customer selected options in 1997 than in 1996. The Company also was able to selectively increase the prices of some of its homes. Included in revenues are other revenues, consisting principally of the sale of land and building supplies to other homebuilders. In 1997, land sales to other homebuilders decreased to $2.2 million from $2.4 million in 1996 and building supply sales decreased to $300,000 from $1.1 million in 1996. The decrease in building supply sales resulted from the Company's lumber division's increased focus of its activities on the Company's internal needs.

         GROSS PROFIT. Gross profit for 1997 increased to $49.6 million from $39.1 million for 1996, representing a gross profit margin improvement to 23.8% from 22.3%. This 1.5% improvement in gross profit margin is attributable to the delivery of homes with more customer selected options, which have a higher gross profit margin, selective price increases, a declining mortgage rate environment that minimized the costs of the financing the Company pays on behalf of its customers and more effective control of direct construction costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1997 increased to $30.6 million from $25.5 million for 1996. This increase was primarily due to the costs associated with selling and delivering a larger number of homes in 1997 compared to 1996 and increased promotional efforts. As a percentage of revenues, selling, general and administrative expenses increased slightly to 14.7% for 1997 compared to 14.5% for 1996.

         INTEREST EXPENSE. Interest expense decreased to $5.6 million for 1997 compared to $6.3 million for 1996. The primary reason for the decrease was a recognition of less net capitalized interest expense, a lower average term debt balance and reduced bank fees. The weighted average rate of interest of the Company's revolving line of credit was 8.9% for 1997 and 8.8% for 1996. The average revolving line of credit borrowings outstanding were $57.5 million and $58.7 million for 1997 and 1996, respectively.

         PROVISION FOR INCOME TAXES. Income tax expense for 1997 increased to $5.6 million from $2.4 million for 1996. The Company's estimated annual effective tax rate increased to 42.0% for 1997 from 37.0% for 1996. The lower effective tax rate in 1996 was attributable to recognition of state tax loss carryforwards which by 1997 had been fully utilized.

         1996 COMPARED TO 1995

         REVENUES. Revenues for 1996 decreased to $175.6 million from $178.1 million for 1995, a decrease of $2.5 million or 1.4%. This decrease was primarily the result of the 18 fewer homes delivered in 1996 compared to 1995. In 1996, the Company delivered 1,188 homes compared to 1,206 homes in 1995. The decrease in deliveries is attributed to construction delays due to difficult weather conditions during the first few months of 1996, limited availability of key subcontractor labor and fewer inventory homes delivered during 1996 compared to 1995. The average price of homes delivered during 1996 increased to $144,900 from $141,000 in 1995 due to price increases and reduced sales discounts. Included in revenues are other revenues, consisting principally of the sale of land and building supplies to other homebuilders. In 1996, land sales to other homebuilders decreased to $2.4 million from $6.5 million in 1995 and building supply sales decreased to $1.1 million from $1.6 million for the same time periods.

         GROSS PROFIT. Gross profit for 1996 increased to $39.1 million from $27.1 million for 1995, representing a gross profit margin improvement to 22.3% from 15.2%. This 7.1 percentage point improvement in gross profit margin is attributable primarily to price increases, reduced sales discounts and improved control of direct construction costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1996 decreased to $25.5 million from $26.2 million for 1995. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 14.5% for 1996 compared to 14.7% for 1995.

         SETTLEMENT OF LITIGATION. During 1996, the Company agreed to the settlement of a class action that resulted in a charge to operations in the fourth quarter of $850,000 or 0.5% of revenues.

         INTEREST EXPENSE. Interest expense increased to $6.3 million for 1996 compared to $6.1 million for 1995. Although the Company's average indebtedness decreased to $58.7 million for 1996 from $66.3 million in 1995, the Company's weighted average interest rate increased to 8.8% for 1996 compared to 8.2% for 1995. Previously capitalized interest charged to expense exceeded interest capitalized during 1996 by $500,000.

         PROVISION FOR INCOME TAXES. Income tax expense for 1996 was $2.4 million compared to an income tax benefit of $1.7 million for 1995. The Company's effective tax rate increased to 37.0% for 1996 compared to an effective tax rate benefit of 32.5% for 1995 due principally to the Company's inability to utilize certain deductions for tax purposes during 1995. During 1996, the Company continued to use tax benefits associated with tax loss carryforwards that lowered the effective tax rate for 1996 by 3.7%. These tax benefits were fully utilized in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's capital needs have depended upon sales volume, asset turnover, land acquisition and inventory levels. The Company's traditional sources of capital have been internally generated cash, bank borrowings and seller financing. The Company has incurred substantial indebtedness in the past and expects to incur substantial indebtedness in the future to fund its operations and its investment in land.

         During 1997, the Company began to explore expanding into areas outside of Central Ohio. Such expansion will require additional capital resources, particularly if such expansion would be accomplished through the acquisition of one or more homebuilders. To meet this need, the Company is exploring additional sources of capital to augment its traditional sources.

     SOURCES AND USES OF CASH
     1997 COMPARED TO 1996

         Net cash used in operating activities was $6.5 million for 1997 compared to net cash provided by operating activities of $7.4 million for 1996. The Company used cash generated from the sale of homes to invest in real estate inventories to meet customer demand and to replace inventories under options that are no longer available. Land and land development costs increased to $62.9 million as of December 31, 1997 from $50.0 million as of December 31, 1996 due to an increase in finished lots in inventory. The Company increased finished lots in inventory to meet the anticipated demand during the first half of 1998. Homes under construction increased to $46.7 million as of December 31, 1997, from $43.0 million as of December 31, 1996, reflecting the larger number of homes under construction at the end of 1997 as compared to 1996. The increase in homes under construction was reduced by $2.3 million for homes in inventory that were sold during 1997 and leased back to the Company for use as sales models. Net cash provided by investing activities during 1997 was $3.3 million compared to net cash used by investing activities of $200,000 during 1996. The primary reason for this difference is that the Company sold its office facility for $4.0 million during 1997. Net cash provided by financing activities was $3.2 million during 1997 compared to net cash used by financing activities of $7.2 million during 1996.

     SOURCES AND USES OF CASH
     1996 COMPARED TO 1995

         Net cash provided by operating activities for 1996 was $7.4 million compared to $12.4 million for 1995. Net income provided cash flow of $4.0 million in 1996 compared to a use of cash resulting from a loss of $3.5 million in 1995. These amounts were offset by increases in real estate inventories in 1996 of $1.0 million compared to reduced real estate inventories in 1995 of $14.9 million. In addition, $1.0 million in refundable income taxes were received in 1996. During 1996, accounts payable, deposits on homes under contract and accrued liabilities provided cash flow of $1.9 million compared to providing cash flow of $1.2 million in 1995. Additionally, increases in accounts receivable, prepaid expenses and other assets resulted in a $100,000 use of cash in 1996 compared to providing cash of $1.2 million during 1995. Net cash used in investing activities decreased $500,000 because of a reduction in expenditures for property and equipment, and increased proceeds from sale of property and equipment in 1996. Net cash used in financing activities, which reflects payments on debt, decreased to $7.2 million in 1996 from $11.7 million in 1995, principally as a result of cash flow generated from operations.

REAL ESTATE INVENTORIES

         The Company's practice is to develop most of the lots upon which it builds its homes. The Company generally does not buy unimproved land for speculation and generally limits its investment in unimproved land to an amount it expects to be able to develop and sell within the next three to five years. At December 31, 1997, the Company either owned or had under contract to purchase lots or land that could be developed into approximately 5,100 lots, and the Company controlled through option agreements an additional 2,800 lots. Included in the 2,800 lots controlled through option agreements were 57 lots owned by BRC. During 1997, the Company exercised options to purchase 1,300 controlled lots, including 188 lots from BRC. Option agreements expire at varying dates through June 30, 2001. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes. During 1997, the Company sold lots and land to other builders for $2.2 million.

         Land and land development costs at December 31, 1997 increased from the previous year end as a result of increased sales activity, replacement of land inventory depleted but not replaced during the previous two years and a need to replace lots no longer available to the Company from BRC. Homes under construction also increased from year end as a result of having more homes under construction and having homes generally at a more advanced stage of construction. The aggregate investment in inventory homes, however, declined $1.8 million to $6.8 million at December 31, 1997 from $8.6 million at December 31, 1996. On December 31, 1997, the Company had 109 inventory homes in various stages of construction, compared to 140 inventory homes in various stages of construction at December 31, 1996. Unsold inventory homes are not reflected in sales or backlog. Also included in real estate inventories are building materials and supplies.

SELLER-PROVIDED DEBT

         The Company had $5.1 million and $2.0 million of seller-provided term debt outstanding at December 31, 1997 and 1996, respectively. On December 2, 1997, the Company exercised an option to purchase land for a purchase price of $6.3 million, of which the seller agreed to finance $3.6 million over four years. The interest rate on the note payable is 6.5%. Interest rates on the remaining seller-provided debt, which matures within three years, are at 8.0% and prime.

LAND PURCHASE COMMITMENTS

         At December 31, 1997, the Company had commitments to purchase 186 residential lots and unimproved land at an aggregate cost of $5.0 million, of which $4.1 million is expected to be funded during 1998. In addition, at December 31, 1997, the Company had cancelable obligations to purchase residential lots and unimproved land of $26.1 million, of which $13.4 million is expected to be funded during 1998. The Company had invested $700,000 in good faith deposits in these cancelable purchase obligations at December 31, 1997. Included in the $26.1 million of cancelable purchase obligations are $1.3 million of purchase options with BRC.

BANK CREDIT FACILITY

         The Company's bank credit facility has a maturity date of June 30, 2000 and provides for revolving loans and letters of credit (limited to $15 million in the aggregate) of up to $90 million in the aggregate, subject to borrowing base limitations. As of December 31, 1997, the Company had $15.5 million available under its bank credit facility, after adjustment for borrowing base limitations. The bank credit facility is not collateralized. See Note 5 to the Notes to the Financial Statements.

         The Company is exploring additional sources of capital to augment its existing sources. As part of that effort, the Company also is discussing with certain of its bankers a new bank credit facility that would replace the existing facility and would provide certain more favorable terms to the Company.

         The Company has entered into two contracts to fix the interest rate on a total of $20.0 million of borrowings under its bank credit facility. Each contract fixed the interest rate on $10.0 million of the outstanding revolving line of credit for a term of three years (expiring in October 2000 and January 2001, respectively). The interest rate on the first contract was fixed at a three month Eurodollar rate of 6.13% plus a variable margin and the interest rate on the second contract was fixed at a three month Eurodollar rate of 5.48% plus a variable margin. The variable margin is determined quarterly, based upon the Company's leverage ratio, and can range from 2.25% to 3.25%. At December 31, 1997, the variable margin was 2.25%, and the Company's overall effective borrowing rate was approximately 8.1%.

INFLATION AND OTHER COST INCREASES

         The Company is not always able to reflect all of its cost increases in the prices of its homes because competitive pressures and other factors require it in many cases to maintain or discount those prices. After a sales contract has been accepted, the Company is generally able to maintain costs with subcontractors from the date the sales contract is accepted until the date construction is completed; however, unanticipated additional costs may be incurred between the date a sales contract is accepted and the date construction is completed. For example, delays in construction of a home can cause the mortgage commitment to expire and can require the Company, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, additional costs may be incurred to obtain subcontractor availability when certain trades are not readily available, which additional costs can result in lower gross profits.




ITEM 7A  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
AND SHAREHOLDERS
OF DOMINION HOMES, INC.


         We have audited the accompanying balance sheets of Dominion Homes, Inc. as of December 31, 1997 and 1996 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominion Homes, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.








                                             Coopers & Lybrand L.L.P.

Columbus, Ohio
February 2, 1998

                              DOMINION HOMES, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
================================================================================


                                                                            Year ended December 31,
                                                                1997                    1996                    1995
                                                              --------                --------                --------
Revenues                                                      $207,926                $175,579                $178,112
Cost of real estate sold                                       158,373                 136,498                 151,010
                                                              --------                --------                --------
Gross profit                                                    49,553                  39,081                  27,102
Selling, general and administrative                             30,634                  25,475                  26,215
Settlement of litigation                                                                   850
                                                              --------                --------                --------
Income from operations                                          18,919                  12,756                     887
Interest expense                                                 5,645                   6,345                   6,069
                                                              --------                --------                --------
         Income (loss) before income taxes                      13,274                   6,411                  (5,182)
Provision for income taxes                                       5,569                   2,374                  (1,684)
                                                              ========                ========                ========
              Net income (loss)                               $  7,705                $  4,037                $ (3,498)
                                                              ========                ========                ========

Earnings (loss) per share
         Basic                                                   $1.23                   $0.65                  $(0.56)
                                                              ========                ========                ========
         Diluted                                                 $1.20                   $0.64                  $(0.56)
                                                              ========                ========                ========

Weighted average shares outstanding
         Basic                                               6,250,918               6,220,033               6,201,387
                                                             =========               =========               =========
         Diluted                                             6,430,925               6,275,050               6,201,387
                                                             =========               =========               =========













    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                                 BALANCE SHEETS
                    (In thousands, except share information)
================================================================================

                                                                                                      December 31,
                                                                                                 1997                1996
                                                                                                -------            --------
                                     ASSETS
Cash and cash equivalents                                                                       $    252           $    252
Notes and accounts receivable:
     Trade                                                                                         1,443              1,092
     Due from financial institutions for residential closings                                        340                589
Real estate inventories:
     Land and land development costs                                                              62,867             49,990
     Homes under construction                                                                     46,717             43,049
     Other                                                                                         2,177              2,351
                                                                                                --------           --------
            Total real estate inventories                                                        111,761             95,390
                                                                                                --------           --------
Prepaid expenses and other                                                                           455                526
Deferred income taxes                                                                              2,110              1,270
Property and equipment, at cost:                                                                   4,325              8,948
        Less accumulated depreciation                                                             (2,891)            (4,241)
                                                                                                --------           --------
            Total property and equipment                                                           1,434              4,707
                                                                                                --------           --------
                Total assets                                                                    $117,795           $103,826
                                                                                                ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                                                         $  6,770           $  6,255
Deposits on homes under contract                                                                   1,977              1,825
Accrued liabilities                                                                               10,625              8,332
Note payable, banks                                                                               52,687             49,770
Term debt                                                                                          5,076              4,793
                                                                                                --------           --------
            Total liabilities                                                                     77,135             70,975
                                                                                                --------           --------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
        6,266,953 and 6,239,153 shares issued and outstanding, respectively                       30,673             30,526
        Less deferred compensation                                                                  (150)              (107)
     Retained earnings                                                                            10,137              2,432
                                                                                                --------           --------
            Total shareholders' equity                                                            40,660             32,851
                                                                                                --------           --------
                Total liabilities and shareholders' equity                                      $117,795           $103,826
                                                                                                ========           ========

    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except share information)

================================================================================

                                                   Common Shares
                                              ------------------------
                                                                                                  Retained
                                                                                Deferred          Earnings
                                              Shares           Amount         Compensation       (Deficit)         Total
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                    6,191,020        $ 30,320                           $ 1,893          $ 32,213

     Net loss                                                                                      (3,498)           (3,498)

     Shares issued - shares awarded              12,850              96                                                  96

     Deferred Compensation                       10,000                           $ (36)                                (36)
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                    6,213,870          30,416             (36)           (1,605)           28,775
------------------------------------------------------------------------------------------------------------------------------

     Net income                                                                                     4,037             4,037

     Shares issued - shares awarded              25,283             110             (93)                                 17

     Deferred Compensation                                                           22                                  22
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                    6,239,153          30,526            (107)            2,432            32,851
------------------------------------------------------------------------------------------------------------------------------

     Net income                                                                                     7,705             7,705

     Shares issued - shares awarded              27,800             147            (127)                                 20

     Deferred Compensation                                                           84                                  84
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                    6,266,953        $ 30,673           $(150)          $10,137          $ 40,660
------------------------------------------------------------------------------------------------------------------------------





    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

================================================================================

                                                                                      Year Ended December 31,
                                                                         --------------------------------------------------
                                                                                1997              1996              1995
                                                                         --------------------------------------------------
Cash flows from operating activities:
      Net income (loss)                                                      $  7,705          $  4,037          $ (3,498)
      Adjustments to reconcile net income (loss) to cash (used in)
           provided by operating activities:
           Depreciation and amortization                                          934               997             1,360
           Loss on disposal of property & equipment                                91               107
           Allowance for doubtful accounts                                        (52)              152               341
           Reserve for real estate inventories                                   (483)              549               850
           Issuance of common shares for compensation                              20                17                96
           Deferred income taxes                                                 (840)             (430)             (665)

           Changes in assets and liabilities:
               Notes and accounts receivable                                      (50)               57               842
               Refundable federal income taxes                                                    1,019            (1,019)
               Real estate inventories                                        (15,888)           (1,001)           14,915
               Prepaid expenses                                                   (77)               (7)              314
               Accounts payable                                                   515              (189)           (4,056)
               Deposits on homes under contract                                   152               128               231
               Increase in accrued liabilities                                  1,494             1,999             2,660
                                                                             --------          --------          --------
                    Net cash (used in) provided by operating activities        (6,479)            7,435            12,371
                                                                             --------          --------          --------
Cash flows from investing activities:
      Proceeds from sale of property & equipment                                3,798               151
      Purchase of property & equipment                                           (526)             (322)             (625)
                                                                             --------          --------          --------
                    Net cash provided by (used in) investing activities         3,272              (171)             (625)
                                                                             --------          --------          --------
Cash flows from financing activities:
      Payments on note payable, banks                                        (205,972)         (118,086)          (88,271)
      Proceeds from note payable, banks                                       208,889           114,805            77,967
      Proceeds from term debt                                                   3,638
      Payments on term debt                                                    (3,355)           (3,938)           (1,437)
      Exercise of stock options                                                     7
                                                                             --------          --------          --------
                    Net cash provided by (used in) financing activities         3,207            (7,219)          (11,741)
                                                                             --------          --------          --------
           Net increase in cash and cash equivalents                                                 45                 5
Cash and cash equivalents, beginning of year                                      252               207               202
                                                                             ========          ========          ========
           Cash and cash equivalents, end of year                            $    252          $    252          $    207
                                                                             ========          ========          ========
Supplemental disclosures of cash flow information:
      Interest paid (net of amounts capitalized)                             $  1,631          $  1,367          $  1,310
                                                                             ========          ========          ========
      Income taxes paid                                                      $  6,423          $  1,878          $     88
                                                                             ========          ========          ========
Supplemental disclosures of non cash financing activities:
      Land acquired by purchase contract or seller financing                 $  3,638                            $  3,160
                                                                             ========                            ========
      Sale of land for note receivable                                                                           $    692
                                                                                                                 ========

    The accompanying notes are an integral part of the financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS

1.       BUSINESS OPERATIONS AND BASIS OF PRESENTATION:

         The Company, incorporated in October 1993 as BRC Services, Inc., changed its name to Borror Corporation on January 19, 1994 and changed its name to Dominion Homes, Inc. on May 7, 1997. Prior to the Company's initial public offering of common shares in March 1994, the business of the Company was operated as part of the homebuilding and related divisions (the "Homebuilding Divisions") of Borror Realty Company ("BRC"), an Ohio corporation incorporated in 1946. BRC owned 4,082,000 common shares of the Company at December 31, 1997. The Company operates primarily as a single-family homebuilder in Central Ohio.

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

         Land and land development costs are allocated to development phases based on the total number of lots expected to be developed within each subdivision. As each development phase is completed, land development costs, including capitalized interest and real estate taxes, are then allocated to individual lots.

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

         PROPERTY AND EQUIPMENT: Depreciation and amortization are recognized on straight-line and declining-balance methods at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of the assets range from three to forty years. Depreciation expense was $702,000, $773,000 and $1,204,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized and amortized. The asset cost and accumulated depreciation is removed for assets sold or retired, and any resulting gain or loss is reflected in operations.

        EARNINGS PER SHARE: During 1997, the Company adopted Financial Accounting Standard No. 128 (FAS 128) "Earnings per Share". All prior year earnings per share amounts have been restated.

         Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include common share equivalents, when dilutive, and the elimination of related expenses, net of income taxes.

         WARRANTY COSTS: The Company provides a two-year limited warranty on materials and workmanship and a twenty-five year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on actual warranty experience. Warranty expense was $2,082,000, $2,052,000 and $1,603,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Accrued warranty cost was $1,003,000 and $1,060,000 at December 31, 1997 and 1996, respectively.

         INCOME TAXES: The Company records income taxes on the liability method. This method requires the recognition of deferred income taxes for the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations.

        The provision for income taxes consists of the following for the years ended December 31, 1997, 1996 and 1995.

                                                                 1997                1996                1995
                                                                 ----                ----                ----
Currently payable (refundable):
Federal                                                        $5,061,000          $2,492,000          $(1,019,000)
State and local                                                 1,348,000             312,000
Deferred:
Federal                                                          (737,000)           (231,000)            (665,000)
State                                                            (103,000)           (199,000)
                                                               ----------          ----------          -----------
Income tax expense (benefit)                                   $5,569,000          $2,374,000          $(1,684,000)
                                                               ==========          ==========          ===========


         The Company had net operating loss carryforwards of $826,000 for federal purposes and $4.0 million for state purposes as of December 31, 1995. These net operating loss carryforwards were fully utilized during 1996.

         The components of the net deferred tax asset at December 31, are as follows:

                                                                                     1997                 1996
                                                                                     ----                 ----
Assets:
     Valuation reserves                                                            $  219,000            $  330,000
     Accrued expenses                                                               1,585,000               969,000
     Property & Equipment                                                              13,000
     Deferred Gain                                                                    351,000
     Other                                                                                                   52,000
                                                                                   ----------            ----------
          Gross deferred tax assets                                                 2,168,000             1,351,000
Liabilities:
     Property and equipment                                                                                  24,000
     Other                                                                             58,000                57,000
                                                                                   ----------            ----------
          Gross deferred tax liabilities                                               58,000                81,000
                                                                                   ----------            ----------
Net deferred income taxes as recorded in the balance sheet                         $2,110,000            $1,270,000
                                                                                   ==========            ==========



         A reconciliation of the federal corporate income tax rate and the effective tax rate on income taxes is summarized below for the years ended December 31, 1997, 1996 and 1995:

                                                                          1997              1996             1995
                                                                          ----              ----             ----
Statutory income tax rate                                                 34.0%               34.0%           34.0%
Permanent differences                                                       .5%                 .3%             .2%
State and local taxes, net of federal benefit                              6.7%                1.0%
Other                                                                       .8%                1.7%           (1.7%)
                                                                          -----               -----           -----
     Effective income tax rate                                            42.0%               37.0%           32.5%
                                                                          =====               =====           =====

         INCOME RECOGNITION ON SALES OF REAL ESTATE: The Company recognizes revenues from the sale of homes at the time the deed is conveyed from the Company to the buyer. Accounts receivable due from financial institutions represent payments to be received on completed closings. Gains on sales of model homes subject to leasing arrangements are deferred and recognized over the term of the lease.

         CAPITALIZATION OF INTEREST: The Company capitalizes the cost of interest related to construction costs incurred during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. The summary of total interest is as follows:

                                                                                 Year Ended December 31,
                                                                         1997              1996             1995
                                                                         ----              ----             ----
Interest incurred                                                    $5,532,000         $5,804,000       $6,891,000
Interest capitalized                                                 (3,453,000)        (4,482,000)      (4,712,000)
                                                                     -----------        -----------      -----------
Interest expensed directly                                            2,079,000          1,322,000        2,179,000
Previously capitalized interest charged to expense                    3,566,000          5,023,000        3,890,000
                                                                     ----------         ----------       ----------
Total interest expense                                               $5,645,000         $6,345,000       $6,069,000
                                                                     ==========         ==========       ==========
Capitalized interest in ending inventory                             $1,871,000         $2,153,000       $2,874,000
                                                                     ==========         ==========       ==========

         DEFERRED COSTS: Fees and costs incurred in connection with financing agreements are capitalized as other assets and amortized over the terms of the respective agreements. Amortization expense was $148,000, $202,000 and $192,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         ADVERTISING COSTS: The Company expenses advertising costs when incurred. Advertising expense was $1,763,000, $1,193,000 and $1,272,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         NEW ACCOUNTING STANDARDS: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No 131, "Disclosures About Segments of a Enterprise and Related Information". Each standard is effective for financial statements for fiscal years beginning after December 15, 1997.

         SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company is evaluating this pronouncement and has not yet determined the ultimate impact of this pronouncement on its future financial statements.

         SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocation. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets;

and other reporting about geographic and customer matters. The Company believes that it operates as a single business segment.

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

3.       AFFILIATED ENTITY

         During the first quarter of 1997 the Company participated in the creation of a title insurance agency, Alliance Title Agency, that began operating on April 1, 1997. The title insurance agency was formed to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company owns 49.9% of the title insurance agency and reports its investment using the equity method of accounting. During the nine months of operations, the Company recognized $242,000 as its share of the earnings from this investment.

4.       LAND PURCHASE COMMITMENTS:

         Unconditional purchase contracts for residential lots at December 31, 1997 and 1996 are as follows:

                                                                                   1997                     1997
                                                                                   ----                     ----
Number of lots.......................................................                   186                      94
                                                                                        ===                      ==

Purchase price.......................................................            $4,993,000              $2,639,000
Less deposits........................................................               (58,000)                 (6,000)
                                                                                 ----------              ----------
Net land purchase commitments........................................            $4,935,000              $2,633,000
                                                                                 ==========              ==========


         In addition, at December 31, 1997, the Company had entered into cancelable contracts to purchase residential lots and unimproved land in Central Ohio. Included in the cancellable contracts are $1.3 million of purchase options with BRC for 13 finished lots and for an estimated 47 lots that have not been developed. The remaining future minimum obligations under cancelable contracts are as follows:

                                                                Minimum
                                                              Obligations
                                                              -----------

          1998.............................................   $14,694,000
          1999.............................................     6,928,000
          2000.............................................     3,386,000
          2001.............................................     1,072,000
                                                              -----------
                                                              $26,080,000
                                                              ===========
5.       NOTES PAYABLE, BANKS:

         Notes payable, banks at December 31, 1997 and 1996 consisted of the following:

                                                                               1997                1996
                                                                               ----                ----

          Revolving note payable to banks, principal due June 30,            $52,687,000          $49,770,000
          2000, with interest payable monthly


         The Company has also issued $6.6 million in irrevocable letters of credit at December 31, 1997 to municipalities to secure performance and the completion of certain land development activities.

         On September 29, 1997 the Company executed a Loan Agreement with its banks for a credit facility having a maturity date of June 30, 2000. The credit facility provides for revolving loan and letters of credit (limited to $15 million in the aggregate) of up to $90 million in the aggregate, subject to borrowing base limitations. The credit facility is not collateralized and no collateral will be required as long as the Company's ratio of total liabilities to tangible net worth ("leverage ratio") as of the end of each fiscal quarter through December 31, 1999 does not exceed 2.75 to 1 and as long as the leverage ratio does not exceed 2.50 to 1 for any two consecutive quarters thereafter. The credit facility contains the following major provisions: (1) the Company has the option to use any combination of the following methods to price the revolving line of credit: (a) the lead bank's prime rate of interest that may be adjusted based upon performance criteria; (b) a Eurodollar rate of interest plus a variable margin based upon the Company's leverage ratio; or (c) a fixed rate of interest as determined by the lead bank; (2) the Company has agreed to fix the interest rate through the maturity date of the loan agreement on a minimum of $10 million of the revolving line of credit by June 30, 1998 and a minimum additional amount of $15 million by June 30, 1999; (3) the Company has agreed to not exceed the following ratios: (a) a leverage ratio of not greater than 3.00 to 1.00 until December 31, 1998, not greater than 2.75 to 1.00 from January 1, 1999 until December 31, 1999 and not greater than 2.50 to 1.00 thereafter; and
(b) an uncommitted land holdings to tangible net worth ratio of not greater than
2.00 to 1.00 until December 31, 1998, not greater than 1.85 to 1.00 from January 1, 1999 until December 31, 1999 and not greater than 1.75 to 1.00 thereafter;
(4) uncommitted land holdings in Central Ohio are limited to $70 million; (5) investments in new market areas outside of Central Ohio are limited to $7.5 million in the aggregate and $5 million in any one market; (6) the Company will not permit the value of its model homes to exceed $6.5 million in the aggregate; (7) the Company will not permit the value of its speculative homes and condominiums to exceed $12.5 million in the aggregate and the value of its speculative condominiums to exceed $3.0 million; (8) the Company must maintain a minimum tangible net worth of $31 million plus 75% of net income for each fiscal year after 1997 (but not less than $32 million during the period from December 31, 1997 through December 31, 1998); (9) the Company may not incur a loss during any five consecutive quarters; and (10) the Company may not pay during any calendar year dividends in excess of 25% of the Company"s net income after taxes for such year.

         As of December 31, 1997 the Company was in compliance with all credit facility covenants and had $15.5 million available under the credit facility, after adjustment for borrowing base limitations. However, the borrowing availability under the credit facility could increase, depending on the Company's utilization of the proceeds.

         On October 14, 1997 and on January 12, 1998 the Company entered into contracts to fix the interest rate on a total of $20.0 million of bank borrowings. Each contract fixed the interest rate on $10.0 million of the outstanding revolving line of credit for a term of three years. The interest rate on the contract dated October 14, 1997 was fixed at a three month Eurodollar rate of 6.13% plus a variable margin and the contract dated January 12, 1998 was fixed at a three month Eurodollar rate of 5.48% plus a variable margin. The variable margin is determined quarterly, based upon the Company's leverage ratio, and can range from 2.25% to 3.25%. Since the inception of the credit facility, the variable margin paid by the Company has been 2.25%. At December 31, 1997 the Company's overall effective borrowing rate was approximately 8.1%.

         Information regarding the bank borrowings is summarized as follows:

                                                             1997                   1996                   1995
                                                             ----                   ----                   ----
Borrowings outstanding:
Maximum amount...........................................  $70,814,000            $62,998,000            $80,836,000
Average amount...........................................  $57,450,000            $58,739,000            $66,305,000
Weighted average daily interest rate
      during the year....................................         8.9%                   8.8%                   8.2%
Interest rate at December 31.............................         8.1%                   8.3%                   8.5%

6.       TERM DEBT:

         Term debt consisted of the following as of December 31:

                                                                                       1997                  1996
                                                                                       ----                  ----
          9.75% Mortgage note payable, paid in 1997.........................                              $2,763,000
          Prime rate mortgage notes payable due in installments
               through January 1999.........................................         $  678,000            1,070,000
          8.00% Mortgage note payable due in installments
               through February 2000........................................            760,000              960,000
          6.5% Mortgage note payable due installments
               through August 2001..........................................          3,638,000
                                                                                     ----------           ----------
          Total term debt...................................................         $5,076,000           $4,793,000
                                                                                     ==========           ==========

         Aggregate maturities of note payable, banks and term debt in years subsequent to December 31, 1997 are as follows:

                                                                   Note
                                                              Payable, Banks            Term Debt              Total
                                                              --------------            ---------              -----
          1998.............................................                            $1,804,000            $1,804,000
          1999.............................................                               485,000               485,000
          2000.............................................     52,687,000              1,573,000            54,260,000
          2001.............................................                             1,214,000             1,214,000
                                                               -----------             ----------           -----------
                                                               $52,687,000             $5,076,000           $57,763,000
                                                               ===========             ==========           ===========

7.       LEASE COMMITMENTS:

         Rent expense charged to operations is primarily for model homes, vehicles, equipment and office facilities, including month-to-month leases and noncancelable commitments. Rent expense amounted to $1,128,000, $1,127,000 and $1,110,000 for the years ended December 31, 1997, 1996 and 1995, respectively. (See also Note 8 Related Party Transactions)

         Minimum rental commitments due under noncancelable leases for model homes, vehicles, equipment and office facilities are as follows:

                                                        Minimum
                                                        Rentals
                                                        -------
           1998....................................    $1,488,000
           1999....................................       941,000
           2000....................................       727,000
           2001....................................       588,000
           2002....................................       460,000
                                                       ----------
                                                       $4,204,000
                                                       ==========

8.       RELATED PARTY TRANSACTIONS:

         During 1997, the Affiliated Transaction Review Committee of the Board of Directors of the Company (comprised of the three independent directors) reviewed and approved the sale by the Company to BRC of the Company's corporate office building and the contemporaneous execution by the Company of a long-term lease with BRC for the corporate office building. The sale was closed and the lease was executed on December 29, 1997. The purpose of the transaction from the Company's perspective was to create additional liquidity with which to invest in assets associated with the building process and to allow the Company to reduce its financing costs and charges under its bank credit facility. The office building was sold at a price of $3,950,000, less a credit of up to $200,000 for roof repairs and sidewalk improvements, together with parking expansion. The lease is for a term of twelve years at a rental rate of $12.00 per square foot on a total net basis with two options to renew for periods of five years each at then-current market rates. The gain on the sale of the office building was $790,000 and it is being recognized over the lease term. Both the sale price and rental rates were established by an MAI appraisal commissioned by the Committee, and confirmed in a review for the Committee by a second MAI appraiser.

         The Company purchased finished lots, pursuant to a Land Option Agreement, in certain communities which were developed by BRC and other homebuilders under various joint venture agreements. Such purchases totaled $4,789,000, $8,155,000 and $6,485,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

         The Company also purchased from Wilcox Road Associates, additional lots that amounted to $648,000 in 1996. Wilcox Road Associates is an Ohio joint venture partnership of which BRC is the managing partner and in which it has a 50% interest.

         The Company acquired printing services from a printing company principally owned by members of the Borror family. Such services aggregated $189,000, $177,000 and $166,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

         Under the Model Home Lease Agreement dated January 20, 1994, effective with the initial public offering, the Company leases model homes from BRC. Lease expense for the years ended December 31, 1997, 1996 and 1995 was $39,000, $89,000 and $168,000 respectively.

         Under the Employee Lease Agreement dated January 20, 1994, effective with the initial public offering, the Company leased to BRC the employees necessary to operate BRC's business. The Employee Lease Agreement was terminated December 31, 1995. During 1995, BRC reimbursed the Company $183,000 for the costs associated with the leased employees. In addition BRC paid the Company $21,400, $21,400 and $19,800 in 1997, 1996 and 1995, respectively for miscellaneous services performed by Company personnel.

         The Company and BRC have also entered into operating lease agreements in which the Company leases space in a shopping center owned by BRC. Lease expense for the years ended December 31, 1997, 1996 and 1995 was $70,000, $69,000 and $84,000, respectively.

         The Company provides land development and management services to certain joint ventures in which one of the partners in the joint venture is BRC. Fees charged for the years ended December 31, 1997, 1996 and 1995 were $174,000, $370,000 and $234,000, respectively.

9.       RETIREMENT PLAN:

         The Company maintains a defined contribution plan which provides a base Company contribution of 2% of a qualified employee's compensation and a Company matching contribution of one-quarter of the employee's voluntary deferral not to exceed 1.5%. Substantially all employees are covered by the plan after one year of service. The Company's contribution to the plan amounted to $334,000, $279,000 and $281,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

10.      INCENTIVE STOCK AND EXECUTIVE DEFERRED COMPENSATION PLANS:

         In March 1994, the Company adopted the Dominion Homes, Inc. Incentive Stock Plan. The Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of performance awards of Common Shares, restricted Common Shares, incentive stock options and non-qualified options for the purpose of attracting, motivating, and retaining key employees and eligible directors. A maximum of 850,000 Common Shares have been reserved for issuance under the Plan. The Plan provides that grants shall include certain terms and conditions and be subject to certain restrictions as provided for under applicable provisions of the Internal Revenue Code and federal securities laws. In general, grants of options are subject to vesting schedules at twenty percent a year, set forth an exercise price that is equal to the fair market value on the grant date (110% of the fair market value for 10% shareholders), and must be exercised within ten years of the grant date (5 years for 10% shareholders).

         In December 1994, the Company adopted a non-qualified Executive Deferred Compensation Plan for directors and certain executives. Under the Plan, participants may elect to defer a portion of their compensation (20% of total base and bonus for employees and 100% of director fees). At December 31 of each year, the Company provides a matching contribution of 25% of the amount deferred in a given year by a participant, provided that the Company's matching contribution will not exceed $2,500 in any year. The Company's contribution vests in 20% increments over a five-year period. Under the plan as originally adopted, contributions were to be converted into theoretical common shares and adjusted in future periods based on the market value of the Common Shares, similar to stock appreciation rights. On October 29, 1997, the Board of Directors approved an Amended and Restated Executive Deferred Compensation Plan under which contribution and match amounts are used by the trustee to acquire Common Shares of the Company in the open market. These Common Shares are held and voted by the trustee pursuant to a rabbi trust agreement.

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Incentive Stock Plan. The Company recognized expense for the Executive Deferred Compensation Plan of $468,000 and $56,000 for the plan years ended December 31, 1997 and 1996. The Company did not recognize expense for the plan year ended December 31, 1995. Had compensation cost for the Company's

Incentive Stock Plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1997                 1996               1995
                                                                   ----                 ----               ----

Net income (loss)                         Pro forma              $7,619,000          $3,977,000          $(3,534,000)
                                          As Reported            $7,705,000          $4,037,000          $(3,498,000)

Diluted earnings (loss) per share         Pro forma                   $1.18               $0.63               $(0.57)
                                          As Reported                 $1.20               $0.64               $(0.56)

Weighted-average fair value of options
granted during the year                                               $1.94               $1.27                $1.99

         In determining the pro forma amount of stock-based compensation on a basis consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 27.0%; risk-free interest rate of 6.4%, 5.6% and 7.8% for the 1997, 1996 and 1995 Plan options, respectively; and expected life of 6 years for the Plan options.

         A summary of the status of the Company's Incentive Stock Plan as of December 31, 1997, 1996 and 1995, respectively, and changes during the years then ended is presented below:

                                               1997                      1996                      1995
                                        -------------------      --------------------      --------------------
                                                   Weighted                  Weighted                  Weighted
                                                   Average                   Average                   Average
                                                   Exercise                  Exercise                  Exercise
Fixed Options Price                     Shares     Price         Shares      Price         Shares      Price
-------------------                     ------     --------      ------      --------      ------      -----

Outstanding at beginning of year        428,500    $3.77         204,000     $4.44         135,000     $ 11.50
Granted                                  85,000    $4.75         268,500     $3.27         315,000     $  4.53
Expired                                                           (4,200)    $4.14
Forfeited                               (11,000)   $3.36         (39,800)    $3.91        (111,000)    $  4.70
Canceled                                                                                  (135,000)    $ 11.50
Exercised                               (12,000)   $3.92
                                        -------                  ------                   --------
Outstanding at end of year              490,500    $3.95         428,500     $3.77         204,000     $  4.44
Options exercisable at year-end         177,200                   85,700

         The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                                             Weighted
Year                    Range of                  Number                Average Remaining               Number
Issued               Exercise Prices           Outstanding              Contractual Life              Exercisable
------               ---------------           -----------              ----------------              -----------
1995                  $3.88 - $4.50              172,600                     7 Years                     72,040
1996                  $3.25 - $4.13              232,900                     8 Years                     97,660
1997                  $4.75                       85,000                     9 Years                      7,500
                                                 -------                                                 ------
                                                 490,500                                                177,200
                                                 =======                                                =======

11.      COMMITMENTS AND CONTINGENCIES:

         On May 21, 1997, the United States District Court for the Southern District of Ohio entered a final order approving the settlement of a class action that had been filed on August 2, 1995 (Case No. C2-95-746), against the Company, certain of its present and former directors and officers, and the lead underwriters in it's initial public offering. The time frame in which to file an appeal has expired without an appeal having been filed. The class action had alleged that the registration statement for the initial public offering contained false and misleading statements and asserted violations of Sections 11, 12(2) and 15 of the Securities Act of 1933. Under the settlement, the defendants agreed to establish a fund of $2.3 million to pay certain costs, expenses and attorney fees and to make a distribution to members of the plaintiff-class. The Company's contribution to the settlement resulted in a pre-tax charge to fourth quarter 1996 earnings of $850,000. In entering into the settlement, neither the Company nor the other defendants admitted liability. Nevertheless, the Company believes that settlement of the class action was in its best interests in order to avoid further costs of litigation.

         The Company is also involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

         The Company has developed a long-term information systems strategy, one aspect of which is to address exposure related to the impact on its computer systems of the Year 2000 issues. Key financial, information and operations systems have been assessed and plans developed in order to mitigate the Year 2000 issues. These plans include upgrades of purchased software and conversion of in-house developed software. The Company is currently in various stages of implementing the upgrades and expects to invest between $2.0 - $2.5 million in this effort with the cost to be allocated over a five year period. Costs of replacing computer software programs are expected to be primarily accounted for and financed as operating leases. The costs of reprogramming computer programs that are not replaced will be expensed as incurred and are not expected to be material. All programs subject to Year 2000 concerns will be evaluated utilizing internal and external resources to reprogram, replace and test. The Company intends to initiate during 1998 a communication plan with significant suppliers to determine the status of their Year

2000 compliance programs. Management believes its plans will adequately address the Year 2000 issues and does not currently anticipate a material impact on the Company's operations and financial results. However, if such upgrades and conversions are not made, or are not timely completed, the Year 2000 issues could have a material impact on the operations and financial results of the Company.

12.      QUARTERLY FINANCIAL DATA (UNAUDITED)
         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   Quarter Ended
                                       March 31             June 30           September 30          December 31
                                       --------             -------           ------------          -----------
Revenues:
     1997......................        $ 36,997              $ 56,672             $ 58,723           $ 55,534
     1996......................        $ 36,318              $ 41,524             $ 45,916           $ 51,821
Gross Profit:
     1997......................        $  9,280              $ 13,688             $ 14,036           $ 12,549
     1996......................        $  7,583              $  9,317             $ 10,535           $ 11,646
Income before income taxes:
     1997......................        $  1,039              $  4,159             $  4,610           $  3,466
     1996......................        $    252              $  1,711             $  2,308           $  2,140
Net Income:
     1997......................        $    603              $  2,412             $  2,674           $  2,016
     1996......................        $    152              $  1,086             $  1,418           $  1,381
Diluted Earnings Per Share:
     1997......................        $   0.10              $   0.38             $   0.41           $   0.31
     1996......................        $   0.02              $   0.17             $   0.23           $   0.22

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In accordance with General Instruction G(3), the information contained under the captions "BOARD OF DIRECTORS AND MANAGEMENT" and "SECTION 16 BENEFICIAL OWNERSHIP COMPLIANCE" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

         In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the Compensation Committee of the Company's Board of Directors on executive compensation nor the performance graph included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1998, shall be deemed to be incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In accordance with General Instruction G(3), the information contained under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with General Instruction G(3), the information contained under the caption "CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a) (1)  Financial Statements.
         ---------------------

         The financial statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 1997, and 1996, and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997, together with the notes thereto.

(a) (2)  Financial Statement Schedules.
         ------------------------------

         There are no financial statement schedules required to be filed with this Annual Report on Form 10-K.

(a) (3)  Exhibits.
         ---------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits." The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

          Exhibit No.       Description
          -----------       -----------
          10.1              Dominion Homes, Inc. Incentive Stock Plan, as amended
                            December 5, 1995 and May 7, 1997

          10.9              Incentive Stock Option Agreement, dated January 4, 1995,
                            between Dominion Homes, Inc. and Richard R. Buechler
                            (which agreement is substantially the same as Incentive
                            Stock Option Agreements entered into between the Company
                            and other employees to whom options were granted
                            January 4, 1995 under the Company's Incentive Stock Plan)

          10.10             Incentive Stock Option Agreement, dated July 1, 1997, between
                            Dominion Homes, Inc. and Richard R. Buechler (which agreement is substantially the same as Incentive Stock Option Agreements entered into between the Company and other employees to whom options were granted on July 1, 1997 under the Company's
                            Incentive Stock Plan)

          10.11               Amended and Restated Dominion Homes, Inc. Deferred
                              Compensation Plan, effective November 15, 1997

          10.12               Employment Agreement, dated May 17, 1996, between Dominion
                              Homes, Inc. and Richard R. Buechler

          10.13               Employment Agreement, dated May 17, 1996, between Dominion
                              Homes, Inc. and Robert A. Meyer, Jr.

          10.15               Employment Agreement, dated  May 17, 1996, between Dominion
                              Homes, Inc. and Jon M. Donnell

          10.16               First Amendment,  dated November 6, 1996, to Employment
                              Agreement between Dominion Homes, Inc. and Jon M. Donnell

          10.17               Restricted Stock Agreement, dated August 1, 1995, between
                              Dominion Homes, Inc. and Jon M. Donnell

          10.18               Restricted Stock Agreement, dated November 6, 1996, between
                              Dominion Homes, Inc. and Jon M. Donnell

          10.19               Restricted Stock Agreement, dated August 1, 1997, between
                              Dominion Homes, Inc. and Jon M. Donnell

(b)      Reports on Form 8-K.
         --------------------

         No reports on Form 8-K were filed by the Company in 1997.

(c)      Exhibits.
         ---------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 45.

(d)      Financial Statement Schedules.
         ------------------------------

         There are no financial statement schedules required to be filed with this Annual Report on Form 10-K.

                               INDEX TO EXHIBITS

Exhibit No.        Description                                                          Location
-----------        -----------                                                          --------
 2.1               Corporate Exchange and Subscription Agreement, dated January 20,     Incorporated by reference to
                   1994, between Borror Corporation and Borror Realty Company           Exhibit 2.1 to the Company's
                                                                                        Registration Statement on Form S-1
                                                                                        (File No. 33-74298) as filed with the
                                                                                        Commission on January 21, 1994 and as
                                                                                        amended on March 2, 1994 (The "Form S-1").

 2.2               Form of First Amendment to Corporate Exchange and Subscription       Incorporated by reference to
                   Agreement                                                            Exhibit 2.2 to Form S-1.

 3.1               Amended and Restated Articles of Incorporation of Dominion Homes,    Incorporated by reference to
                   Inc., as amended May 7, 1997                                         Exhibit 4(a)(3) to the Company's
                                                                                        Registration Statement on Form S-8
                                                                                        (File No. 333-26817) filed with the
                                                                                        Commission on May 9, 1997.

 3.2               Amended and Restated Code of Regulations of Borror Corporation       Incorporated by reference to
                                                                                        Exhibit 3.2 to Form S-1.

 4.                Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to
                                                                                        Exhibit 4 to the Company's March 31,
                                                                                        1997 Form 10-Q.

10.1               Dominion Homes, Inc. Incentive Stock Plan, as amended December 5,    Incorporated by reference to
                   1995 and May 7, 1997                                                 Exhibit 4(c) to the Company's
                                                                                        Registration Statement on Form S-8
                                                                                        (File No. 333-26817) as filed with
                                                                                        the Commission on May 9, 1997.

10.2               Shareholder Agreement, dated January 20, 1994, between Borror        Incorporated by reference to Exhibit
                   Corporation and Borror Realty Company                                10.4 to Form S-1.

10.3               Land Option Agreement, dated January 20, 1994, between Borror        Incorporated by reference to
                   Corporation and Borror Realty Company                                Exhibit 10.5 to Form S-1.

10.4               Model Home Lease Agreement, dated January 20, 1994, between Borror   Incorporated by reference to Exhibit
                   Corporation and Borror Realty Company                                10.6 to Form S-1.

10.5               Architectural Department Lease Agreement, dated January 4, 1994,     Incorporated by reference to
                   between Borror Corporation and Borror Realty Company                 Exhibit 10.9 to Form S-1.

10.6               Open Ended Mortgage and Security Agreement, dated December           Incorporated by reference to
                   22, 1987, between The Borror Corporation and W. Lyman                Exhibit 10.11 to Form S-1.
                   Case & Company

10.7               Decorating Center Lease Agreement, dated January 4, 1994, between    Incorporated by reference to
                   Borror Corporation and Borror Realty Company, as amended by          Exhibit 10.12 to the Company's
                   addendum No. 1, effective July 1, 1994                               December 31, 1994 Form 10-K.

10.8               Loan Agreement ,dated September 29, 1997, among Dominion Homes,      Incorporated by reference to Exhibit
                   Inc., the lenders listed therein, and The Huntington National        10.13 to the Company's Form 10-Q.
                   Bank, as agent

10.9               Incentive Stock Option Agreement, dated January 4, 1995, between     Incorporated by reference to
                   Borror Corporation and Richard R. Buechler (which agreement is       Exhibit 10.18 to the Company's
                   substantially the same as Incentive Stock Option Agreements          December 31, 1995 Form 10-K.
                   entered into between the Company and other employees to whom options were granted on January 4, 1995 under the Company's
                   Incentive Stock Plan)

10.10              Incentive Stock Option Agreement, dated July 1, 1997, between        Incorporated by reference to Exhibit
                   Dominion Homes, Inc. and Richard R. Buechler (which agreement is     10.15 to the Company's September 30,
                   substantially the same as Incentive Stock Option Agreements          1997 Form 10-Q.
                   entered into between the Company and other employees to whom options were granted on July 1, 1997 under the Company's
                   Incentive Stock Plan)

10.11              Amended and Restated Dominion Homes, Inc. Executive Deferred         Incorporated by reference to Exhibit
                   Compensation Plan, effective November 15, 1997                       4(a) to the Company's Registration
                                                                                        Statement on Form S-8 (file No.
                                                                                        333-40051) as filed with the
                                                                                        Commission on November 12, 1997.

10.12*             Employment Agreement, dated May 17, 1996, between Dominion Homes,    Filed herewith
                   Inc. and Richard R. Buechler

10.13*             Employment Agreement, dated May 17, 1996, between Dominion Homes,    Filed herewith
                   Inc. and Robert A. Meyer, Jr.

10.14              First Amendment to Lease Agreement, dated March 19, 1996, between    Incorporated by reference to Exhibit
                   Borror Realty Company and Borror Corporation                         10.21 to the Company's March 31, 1995
                                                                                        Form 10-Q.

10.15              Employment Agreement, dated May 17, 1996, between Borror             Incorporated by reference to
                   Corporation and Jon M. Donnell                                       Exhibit 10.22 to the Company's
                                                                                        September 30, 1996 Form 10-Q.

10.16              First Amendment, dated November 6, 1996, to Employment Agreement     Incorporated by reference to
                   between Borror Corporation and Jon M. Donnell                        Exhibit 10.28 to the Company's
                                                                                        December 31, 1996 Form 10-K.

10.17              Restricted Stock Agreement, dated August 1, 1995, between Borror     Incorporated by reference to Exhibit
                   Corporation and Jon M. Donnell                                       10.19 to the Company's December 31,
                                                                                        1995 Form 10-K.

10.18              Restricted Stock Agreement, dated November 6, 1996, between Borror   Incorporated by reference to Exhibit
                   Corporation and Jon M. Donnell                                       10.30 to the Company's December 31,
                                                                                        1996 Form 10-K.

10.19              Restricted Stock Agreement, dated August 1, 1997, between Dominion   Incorporated by reference to
                   Homes, Inc., and Jon M. Donnell                                      Exhibit 10.24 to the Company's
                                                                                        September 30, 1997 Form 10-Q.

10.20*             Real Estate Purchase Contract, dated December 18, 1997, between      Filed herewith
                   Borror Realty Company and Dominion Homes, Inc.

10.21*             Lease, dated December 29, 1997 as amended by Addendum dated          Filed herewith
                   February 2, 1998, between Borror Realty Company and Dominion
                   Homes, Inc.

23*                Consent of Coopers & Lybrand L.L.P. Independent Public Accountants   Filed herewith

24*                Powers of Attorney                                                   Filed herewith

27*                Financial Data Schedule                                              Filed herewith

-------------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1998                              Dominion Homes, Inc.

                                                  */s/ DOUGLAS G. BORROR
                                                  ----------------------
                                                  By Douglas G. Borror,
                                                  President and Chief Executive
                                                  Officer

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

Signature                                   Capacities                                  Date
---------                                   ----------                                  ----
*/s/ DONALD A. BORROR                       Director                                    March 30, 1998
------------------------------
Donald A. Borror

*/s/ DOUGLAS G. BORROR                      Director and                                March 30, 1998
-----------------------------               Principal Executive Officer
Douglas G. Borror

*/s/ JON M. DONNELL                         Director,                                   March 30, 1998
--------------------------------            Chief Operating Officer and
Jon M. Donnell                              Principal Financial Officer

*/s/  TAD E. LUGIBIHL                       Principal Accounting Officer                March 30, 1998
---------------------------------
Tad E. Lugibihl

*/s/ DAVID S. BORROR                        Director                                    March 30, 1998
--------------------------------
David S. Borror

*/s/ PETE A. KLISARES                       Director                                    March 30, 1998
--------------------------------
Pete A. Klisares

*/s/ GERALD E. MAYO                         Director                                    March 30, 1998
-----------------------------
Gerald E. Mayo

*/s/ C. RONALD TILLEY                       Director                                    March 30, 1998
-------------------------------
C. Ronald Tilley

*By  /s/ ROBERT A. MEYER, JR.               Attorney-in-fact                            March 30, 1998
-----------------------------
Robert A. Meyer, Jr.
