Form 10-Q
period 1998-03-31
DOMINION HOMES INC
filed 1998-05-13
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission File Number 0-23270

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

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/ No / /

Number of common shares outstanding as of May 8, 1998: 6,271,053

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DOMINION HOMES, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                   March 31,      December 31,
                                                                     1998             1997
                                                                 (unaudited)
                                                                  ---------        ---------
                        ASSETS
Cash and cash equivalents                                         $     252        $     252
Notes and accounts receivable, net:
   Trade                                                              1,321            1,443
   Due from financial institutions for residential closings           1,317              340
Real estate inventories:
   Land and land development costs                                   55,264           62,867
   Homes under construction                                          54,277           46,717
   Other                                                              3,394            2,177
                                                                  ---------        ---------
      Total real estate inventories                                 112,935          111,761

Prepaid expenses and other                                            1,105              455
Deferred income taxes                                                 2,000            2,110
Property and equipment, at cost                                       4,370            4,325
   Less accumulated depreciation                                     (2,904)          (2,891)
                                                                  ---------        ---------
      Net property and equipment                                      1,466            1,434
                                                                  ---------        ---------
         Total assets                                             $ 120,396        $ 117,795
                                                                  =========        =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                           $   7,198        $   6,770
Deposits on homes under contract                                      2,704            1,977
Accrued liabilities                                                  11,136           10,625
Note payable, banks                                                  52,144           52,687
Term debt                                                             4,484            5,076
                                                                  ---------        ---------
      Total liabilities                                              77,666           77,135
                                                                  ---------        ---------
Commitments and contingencies
Shareholders' equity
   Common shares, without stated value, 12,000,000 shares
      authorized, 6,271,053 and 6,266,953 shares issued
      and outstanding, respectively                                  30,717           30,673
   Less deferred compensation                                          (129)            (150)
   Retained earnings                                                 12,142           10,137
                                                                  ---------        ---------
      Total shareholders' equity                                     42,730           40,660
                                                                  ---------        ---------
         Total liabilities and shareholders' equity               $ 120,396        $ 117,795
                                                                  =========        =========

    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                              STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               Three Months Ended
                                                   March 31,
                                             1998             1997
                                          ----------       ----------
Revenues                                  $   54,458       $   36,997
Cost of real estate sold                      43,558           29,380
                                          ----------       ----------
Gross profit                                  10,900            7,617
Selling, general and administrative            6,352            5,135
                                          ----------       ----------
Income from operations                         4,548            2,482
Interest expense                               1,091            1,443
                                          ----------       ----------
   Income before income taxes                  3,457            1,039

Provision for income taxes                     1,452              436
                                          ----------       ----------
      Net income                          $    2,005       $      603
                                          ==========       ==========
Earnings per share
   Basic                                  $     0.32       $     0.10
                                          ==========       ==========
   Diluted                                $     0.30       $     0.10
                                          ==========       ==========

Weighted average shares outstanding
   Basic                                   6,268,199        6,239,153
                                          ==========       ==========
   Diluted                                 6,579,019        6,319,208
                                          ==========       ==========


    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


======================================================================================================
                                           Common Shares          Deferred      Retained
                                       Shares         Amount     Compensation   Earnings        Total
------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            6,266,953       $30,673       $(150)       $10,137       $40,660

   Net income                                                                      2,005         2,005

   Shares issued-shares awarded           4,100            44                                       44

   Deferred compensation                                               21                           21
------------------------------------------------------------------------------------------------------
Balance, March 31, 1998               6,271,053       $30,717       $(129)       $12,142       $42,730
------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        1998            1997
                                                                      --------        --------
Cash flows from operating activities:
   Net income                                                         $  2,005        $    603
   Adjustments to reconcile net income to cash
      Provided by (used in) operating activities:
      Depreciation and amortization                                        198             235
      Disposal of property and equipment                                   (47)             46
      Issuance of common shares for compensation                            44
      Deferred income taxes                                                110
      Changes in assets and liabilities:
         Notes and accounts receivable                                    (855)           (868)
         Real estate inventories                                        (1,174)         (9,921)
         Prepaid expenses and other                                       (636)           (120)
         Accounts payable                                                  428            (155)
         Deposits on homes under contract                                  727             245
         Accrued liabilities                                               492             234
                                                                      --------        --------
            Net cash provided by (used in) operating activities          1,292          (9,701)
Cash flows from investing activities:
   Proceeds from sale of property and equipment                             17
   Purchase of property and equipment                                     (173)            (61)
                                                                      --------        --------
            Net cash used in investing activities                         (156)            (61)
Cash flows from financing activities:
   Payments on note payable banks                                      (51,208)        (34,543)
   Proceeds from note payable banks                                     50,665          44,881
   Payments on term debt                                                  (593)           (602)
                                                                      --------        --------
      Net cash (used in) provided by financing activities               (1,136)          9,736
                                                                      --------        --------

      Net change in cash and cash equivalents                                0             (26)
Cash and cash equivalents, beginning of period                             252             252
                                                                      --------        --------
      Cash and cash equivalents, end of period                        $    252        $    226
                                                                      ========        ========

Supplemental disclosures of cash flow information:
   Interest paid (net of amounts capitalized)                         $    208        $    504
                                                                      ========        ========
   Income taxes paid                                                  $    485        $    763
                                                                      ========        ========


    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the December 31, 1997 audited annual financial statements of Dominion Homes, Inc. contained in its Annual Report to Shareholders or in the December 31, 1997 Form 10-K.

      The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  RECLASSIFICATION

      Certain prior period information has been reclassified to conform to the current period presentation. Effective January 1, 1998 the Company made a decision to reclassify certain indirect construction costs to cost of real estate sold from selling, general and administrative expense. Accordingly, the cost of real estate sold for the three months ended March 31, 1997 was increased by $1.7 million. The reclassification had no impact on reported net income.

3. CAPITALIZED INTEREST

      Interest is capitalized on land during the development period and on housing construction costs during the construction period. As lots are transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $2.0 million and $2.1 million at March 31, 1998 and March 31, 1997, respectively. The following table summarizes the activity with respect to capitalized interest:

                                                                          Three Months Ended
                                                                               March 31,
                                                                        1998               1997
                                                                     -----------        -----------
   Interest incurred                                                 $ 1,185,000        $ 1,425,000
   Interest capitalized                                                 (934,000)          (935,000)
                                                                     -----------        -----------
   Interest expensed directly                                            251,000            490,000

   Previously capitalized interest charged to interest expense           840,000            953,000
                                                                     -----------        -----------
      Total interest expense                                         $ 1,091,000        $ 1,443,000
                                                                     ===========        ===========

4.  NOTE PAYABLE, BANKS

      The Company is currently operating under a $90 million bank credit facility that was executed on September 29, 1997 and is described in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1997. The Company is a party to interest rate swap contracts that fix the interest rate at 6.13% plus a variable margin on $10 million of borrowings under the existing bank credit facility and at 5.48% plus a variable margin on a second $10 million of borrowings. The first interest rate swap contract matures on October 16, 2000 and the second contract matures on January 14, 2001. The variable margin paid by the Company has been 2.25% since inception of the existing bank credit facility and is determined quarterly. At March 31, 1998, the Company's overall effective borrowing rate was approximately 7.9%.

      As indicated in the Company's Annual Report and Form 10-K, the Company has been exploring other financing that will provide the Company with the financial flexibility to expand to additional markets in Ohio and adjacent states. On April 17, 1998, the Company executed a commitment letter ("Commitment") with Huntington National Bank, the lead bank under its existing bank credit facility, for a $125 million senior unsecured revolving credit facility which Huntington intends to syndicate. The Company intends to use the proceeds of the new bank credit facility to refinance the borrowings outstanding under its existing bank credit facility and to provide working capital, financing for capital expenditures and acquisitions and financing for other general corporate purposes. The Company also may use up to $20 million of the new bank credit facility for the issuance of standby letters of credit. The Company expects to close the new bank credit facility during the second quarter of 1998.

      The Commitment provides that the new bank credit facility will mature on May 31, 2003 and will permit cash advances and letters of credit in an aggregate amount outstanding equal to the lesser of $125 million or the availability under a borrowing base. The new bank credit facility will be unsecured and will require the Company to give a negative pledge with respect to the granting of security interests to other parties. Under the new bank credit facility, interest will be payable monthly and at the end of each interest period and principal will be due at maturity. Prior to maturity, principal may be repaid and re-advanced any number of times. The Company will have the option to use any combination of the following methods to price the revolving line of credit: (a) the bank's prime rate of interest; or (b) a Eurodollar rate of interest plus a variable margin of from 1.75% to 2.50% based upon the ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio").

5. EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15 "Earnings Per Share" ("Opinion 15"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed as the weighted average shares outstanding adjusted for the effect of common share equivalents. EPS data for the three months ended March 31, 1997 have been restated to conform with the requirements of SFAS No. 128.

      A reconciliation of the weighted average shares used in basic and diluted EPS is as follows:

                                                            Three Months Ended
                                                                March 31
                                                         1998            1997
                                                      ---------       ---------
   Weighted average shares outstanding
           during the period                          6,268,199       6,239,153
   Assuming exercise of options                         310,820          80,055
                                                      ---------       ---------


   Weighted average shares outstanding adjusted
       for common share equivalents                   6,579,019       6,319,208
                                                      =========       =========

6. LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company achieved record first quarter revenues, home deliveries, homes sold, sales contracts in backlog and net income. Revenues during first quarter 1998 increased by 47.2% to $54.5 million from $37.0 million for first quarter 1997. The increase in revenues resulted from closing 104 more homes in first quarter 1998, as closings increased to 370 from 266 in first quarter 1997. Revenues also increased as a result of higher average prices for homes delivered. The average price for homes delivered increased to $146,916 during first quarter 1998 compared to $138,327 during first quarter 1997. During the first quarter of 1998 the Company was able to take advantage of its strong marketing campaign, good economic conditions, high consumer confidence and mild weather to record 670 sales contracts, the largest number of sales contracts in its history. This compares to 356 homes sold during the three months ended March 31, 1997 and represents a 88.2% quarter to quarter increase. There were 1,003 contracts in backlog at March 31, 1998, representing an aggregate sales value of $154.4 million, compared to 778 sales contracts in backlog at March 31, 1997, representing an aggregate sales value of $118.0 million. As a result of the Company's increased revenues and ability to maintain expenses, net income increased to $2.0 million in first quarter 1998 compared to $603,000 in first quarter 1997, an increase of 232.5%. The Company also attributes the improvement in financial results to selective price increases, delivering homes with more customer selected options, effective control of direct construction costs and favorable economic and weather-related conditions.

   The Company continued to search during first quarter 1998 for locations in which to expand its operations outside of Central Ohio. To fund this future expansion, the Company began discussions with several sources to increase its credit resources. On April 17, 1998, the Company entered into a commitment with the Huntington National Bank to increase the Company's revolving line of credit to $125 million and extend the maturity date of the revolving line of credit to May 31, 2003. The loan commitment also provides that up to $25 million of the revolving line of credit may be used for expansion outside of Central Ohio. See
Note 4 to the Financial Statements for additional details.

   Also during first quarter 1998 the Company continued to focus its efforts toward implementing new computer systems that will increase operating efficiencies, provide the technology for growth both within and outside of Central Ohio and address the Year 2000 issues.

COMPANY OUTLOOK

   The Company expects its financial results for 1998 to exceed the financial results reported for 1997. This expectation is based upon record sales and closings during the first quarter of 1998, a record backlog of sales contracts at March 31, 1998 and continued steady sales. Barring unusual weather conditions or other unforeseen events, the Company believes it is well positioned to complete construction of a record number of homes during 1998. While shortages of materials or labor may cause delays, the Company believes that its ongoing subcontractor retention programs mitigate the risk of such shortages. Also, the Company continues to benefit from improvements in operational and administrative efficiencies

   Assuming the new revolving line of credit is consummated, economic conditions remain favorable, and new market opportunities continue to look promising, the Company anticipates expanding to an area outside of Central Ohio prior to the end of 1998. The Company however does not expect this expansion to significantly impact 1998 revenues or net income.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

   The statements contained in this report under the caption "Company Outlook" and other provisions of this report on Form 10-Q which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions and/or an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays in the zoning, permitting or inspection processes, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, the problems associated with the Year 2000 issue, the problems that could arise from expansion to areas outside of Central Ohio and the other risks described in the Company's December 31, 1997 Form 10-K.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

   The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. Typically, closings and related revenues will increase in the second half of the year. The Company believes that this seasonality reflects the tendency of homebuyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can also accelerate or delay the scheduling of closings. The Company is concentrating on mitigating these seasonal variations whenever possible.

   The following table sets forth certain data for each of the last eight quarters:

         THREE                                  SALES                        BACKLOG
        MONTHS               REVENUES         CONTRACTS      CLOSINGS    (AT PERIOD END)
         ENDED            (IN THOUSANDS)     (IN UNITS)     (IN UNITS)     (IN UNITS)
========================================================================================
      June 30, 1996           $41,524           325            278            785
      Sept. 30, 1996          $45,916           305            301            789
      Dec. 31, 1996           $51,821           253            354            688
      Mar. 31, 1997           $36,997           356            266            778
      June 30, 1997           $56,672           333            380            731
      Sept. 30, 1997          $58,723           380            383            728
      Dec. 31, 1997           $55,534           333            358            703
      Mar. 31, 1998           $54,458           670            370          1,003

   At March 31, 1998 the aggregate sales value of homes in backlog was $154.8 million compared to $118.0 million at March 31, 1997. The average sales value of homes in backlog at March 31, 1998 increased to $154,364 compared to $151,717 at March 31, 1997.

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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                                       Three Months Ended
                                                            March 31,
                                                       1998          1997
                                                      ------        ------
   Revenues ......................................     100.0%        100.0%
   Cost of real estate sold ......................      80.0          79.4
                                                      ------        ------
      Gross profit ...............................      20.0          20.6
   Selling, general and administrative expenses ..      11.6          13.9
                                                      ------        ------
      Income from operations .....................       8.4           6.7
   Interest expense ..............................       2.0           3.9
                                                      ------        ------
   Income before income tax ......................       6.4           2.8
   Income tax provision ..........................       2.7           1.2
                                                      ------        ------
      Net income .................................       3.7%          1.6%
                                                      ======        ======

   FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

   REVENUES. Revenues for first quarter 1998 increased to $54.5 million from $37.0 million for first quarter 1997. The number of closings during first quarter 1998 increased to 370 homes from 266 homes during first quarter 1997. The increase in revenues is attributed to the increased number of closings and a higher average home price which increased to $146,916 during first quarter 1998 from $138,327 during first quarter 1997, an increase of $8,589. The increase in the average home price is primarily attributed to the Company's customers purchasing larger homes and homes with more options. Customers were able to purchase larger homes and homes with more options during 1998 because the Company began offering a greater selection of larger models and more locations for larger homes during 1997 and because FHA mortgage limits were increased during 1997, allowing customers to finance larger homes. The Company was also able to continue selectively increasing the price on some of its homes.

   GROSS PROFIT. Gross profit for first quarter 1998 increased to $10.9 million from $7.6 million for first quarter 1997. This increase in gross profit is attributed to an increase in deliveries. As a percentage of revenues, the gross profit margin declined to 20.0% for first quarter 1998 from 20.6% for first quarter 1997. The decline in gross profit margin is principally attributable to lower gross margin associated with larger homes and additional work equity discounts issued by the Company during first quarter 1998. Additionally, the gross profit margin reflects the benefits of closing more homes while maintaining indirect construction expenses.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for first quarter 1998 increased to $6.4 million from $5.1 million for first quarter 1997. This $1.3 million increase in selling general and administrative expense is a result of the increase in the number of closings and additional selling and marketing expense. As a percentage of revenues, selling, general and administrative expense for first quarter 1998 decreased to 11.6% from 13.9% for first quarter 1997. This decrease primarily reflects the effect of closing more homes without significantly impacting fixed costs.

   INTEREST EXPENSE. Interest expense for first quarter 1998 decreased to $1.1 million from $1.4 million for first quarter 1997, which represents a 24.4% decrease. The primary reasons for the decrease in interest expense were a lower average revolving line of credit borrowings combined with a lower average interest rate. The lower average interest rate was the result of alternative pricing methods allowed by the September 29, 1997 loan agreement that were implemented during fourth quarter 1997. The Company also increased capitalized interest by $94,000 during first quarter 1998 compared to recognizing capitalized interest expense of $18,000 during first quarter 1997. The weighted average rate of interest under the Company's revolving line of credit was 8.3% for the first quarter of 1998 compared to 8.8% for the first quarter 1997. The average revolving line of credit borrowings outstanding were $53.1 million and $60.2 million for the first quarter of 1998 and 1997, respectively.

   PROVISION FOR INCOME TAXES. Income tax expense for first quarter 1998 increased to $1.5 million from $436,000 for first quarter 1997. The Company's estimated annual effective tax rate was 42.0% for first quarter 1998 and 1997.

SOURCES AND USES OF CASH

   FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997:

   Operating activities during the first quarter of 1998 provided cash of $1.3 million compared to using $9.7 million during the first quarter of 1997. Net income of $2.0 million earned during first quarter 1998, partially offset by growth in real estate inventories of $1.2 million, accounted for the majority of the positive cash flow experienced during first quarter 1998. Short term liabilities associated with increased home sales and construction expenses, less increases in prepaid expenses, accounted for the remaining cash flow in first quarter 1998. In comparison, net income of $603,000 earned during first quarter 1997 was offset by $9.9 million the Company invested in real estate inventories, principally to fund increased home construction activity undertaken during the period. Net cash used in investing activities during first quarter 1998 was $156,000, net of $17,000 from the sale of property and equipment, compared to $61,000 invested during first quarter 1997. Computer aided graphic design equipment for the Company's architectural department and sales office improvements located in model homes comprised the majority of the investment in property and equipment. The Company reduced financing debt by $1.1 million during first quarter 1998. During first quarter 1997, the Company funded increased home construction activity and reduced term debt with $10.3 million of additional borrowing under the revolving line of credit.

   REAL ESTATE INVENTORIES

   The Company's practice is to develop most of the lots on which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At March 31, 1998, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 4,600 lots. The Company controlled through option agreements an additional 3,500 lots. Included in the 3,500 lots controlled through option agreements were 45 lots owned by Borror Realty Company ("BRC"). During first quarter 1998 the Company exercised options to purchase 139 controlled lots, including 13 lots from BRC. Option agreements expire at varying dates through 2003. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes. During first quarter 1998, the Company sold one lot to another builder for $36,000.

   During first quarter 1998, real estate inventories of land and land development costs decreased by $7.6 million as a result of the large number of homes started during first quarter 1998 combined with a seasonal reduction in land development activity. However, the amount of inventory of homes under construction increased $7.6 million due to the larger number of homes under construction, the emphasis the Company placed on accelerating the construction process and favorable weather conditions. Lumber and building supply inventories also increased by $1.2 million as a result of the increased sales and construction activity that occurred in first quarter 1998.

   On March 31, 1998, the Company had 69 single family inventory homes in various stages of construction, which represented an aggregate investment of $4.8 million. At March 31, 1997, the Company had 135 inventory homes, including 32 condominiums, in various stages of construction, which represented an aggregate investment of $9.3 million. Inventory homes are not reflected in sales or backlog.

   SELLER-PROVIDED DEBT

   The Company had $4.5 million and $1.4 million of seller-provided term debt outstanding at March 31, 1998 and 1997, respectively. The Company did not add any new seller-provided term debt during first quarter 1998. The seller-provided term debt outstanding at March 31, 1998 had interest rates between 6.5% and 8.5% and maturities that ranged from one to four years.

   LAND PURCHASE COMMITMENTS

   At March 31, 1998, the Company had commitments to purchase 135 residential lots and unimproved land at an aggregate cost of $3.7 million, less $58,000 in good faith deposits, all of which is expected to be funded prior to December 31, 1998. In addition, at March 31, 1998, the Company had $28.4 million of cancelable obligations to purchase residential lots and unimproved land in which $760,000 in good faith deposits had been invested by the Company. Included in the $28.4 million of cancelable purchase obligations is $950,000 of purchase options with BRC. The majority of the land subject to cancelable obligations is for post 1998 development activities. The Company expects to fund its capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facilities.

   CREDIT FACILITIES

   The Company is currently operating under a $90 million bank credit facility that was executed on September 29, 1997 and is described in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1997. The Company is a party to interest rate swap contracts that fix the interest rate at 6.13% plus a variable margin on $10 million of borrowings under the existing bank credit facility and at 5.48% plus a variable margin on a second $10 million of borrowings. The first interest rate swap contract matures on October 16, 2000 and the second contract matures on January 14, 2001. The variable margin paid by the Company has been 2.25% since inception of the existing bank credit facility and is determined quarterly. At March 31, 1998, the Company's overall effective borrowing rate was approximately 7.9%.

   As indicated in the Company's 1997 Annual Report and Form 10-K, the Company has been exploring other financing that will provide the Company with the financial flexibility to expand to additional markets in Ohio and adjacent states. On April 17, 1998, the Company executed a commitment letter ("Commitment") with Huntington National Bank, the lead bank under its existing bank credit facility, for a $125 million senior unsecured revolving credit facility which Huntington intends to syndicate. The Company intends to use the proceeds of the new bank credit facility to refinance the borrowings outstanding under its existing bank credit facility and to provide working capital, financing for capital expenditures and acquisitions and financing for other general corporate purposes. The Company also may use up to $20 million of the new bank credit facility for the issuance of standby letters of credit. The Company expects to close the new bank credit facility during the second quarter of 1998. See Note 4 to the Financial Statements for additional details.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            NOT  APPLICABLE

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

Item 2.  Change in Securities and Use of Proceeds.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable

Item 5.  Other Information.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See attached index (following the signature page).

         (b) Reports on Form 8-K. Not applicable.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DOMINION HOMES, INC.
                                          (Registrant)


Date: May 8, 1998                         By:  /s/Douglas G. Borror
                                               --------------------
                                               Douglas G. Borror
                                               Chief Executive Officer,
                                               President


Date: May 8, 1998                         By:  /s/Jon M. Donnell
                                               -----------------
                                               Jon M. Donnell
                                               Chief Operating Officer,
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date: May 8, 1998                         By:  /s/Tad E. Lugibihl
                                               ------------------
                                               Tad E. Lugibihl
                                               Controller
                                               (Principal Accounting Officer)

                              INDEX TO EXHIBITS






Exhibit No.        Description                                                          Location
-----------        -----------                                                          --------
2.1                Corporate Exchange and Subscription Agreement, dated January 20,     Incorporated by reference to Exhibit
                   1994, between Borror Corporation and Borror Realty Company           2.1 to the Company's Registration
                                                                                        Statement on Form S-1 (File No.
                                                                                        33-74298) as filed with the
                                                                                        Commission on January 21, 1994 and as
                                                                                        amended on March 2, 1994 (The "Form
                                                                                        S-1").

2.2                Form of First Amendment to Corporate Exchange and Subscription       Incorporated by reference to Exhibit
                   Agreement                                                            2.2 to Form S-1.

3.1                Amended and Restated Articles of Incorporation of Dominion Homes,    Incorporated by reference to Exhibit
                   Inc., as amended May 7, 1997                                         4(a)(3) to the Company's Registration
                                                                                        Statement on Form S-8 (File No.
                                                                                        333-26817) filed with the Commission
                                                                                        on May 9, 1997.

3.2                Amended and Restated Code of Regulations of Borror Corporation       Incorporated by reference to Exhibit
                                                                                        3.2 to Form S-1.
4.                 Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to Exhibit
                                                                                        4 to the Company's March 31, 1997
                                                                                        Form 10-Q.
10.1               Dominion Homes, Inc. Incentive Stock Plan, as amended December 5,    Incorporated by reference to Exhibit
                   1995 and May 7, 1997                                                 4(c) to the Company's Registration
                                                                                        Statement on Form S-8 (File No.
                                                                                        333-26817) as filed with the
                                                                                        Commission on May 9, 1997.
10.2               Shareholder Agreement, dated January 20, 1994, between Borror        Incorporated by reference to Exhibit
                   Corporation and Borror Realty Company                                10.4 to Form S-1.

10.3               Land Option Agreement, dated January 20, 1994, between Borror        Incorporated by reference to Exhibit
                   Corporation and Borror Realty Company                                10.5 to Form S-1.

10.4               Model Home Lease Agreement, dated January 20, 1994, between Borror   Incorporated by reference to Exhibit
                   Corporation and Borror Realty Company                                10.6 to Form S-1.

10.5               Architectural Department Lease Agreement, dated January 4, 1994,     Incorporated by reference to Exhibit
                   between Borror Corporation and Borror Realty Company                 10.9 to Form S-1.

10.6               Open Ended Mortgage and Security Agreement, dated December 22,       Incorporated by reference to Exhibit
                   1987, between The Borror Corporation and W. Lyman Case & Company     10.11 to Form S-1.

10.7               Decorating Center Lease Agreement, dated January 4, 1994, between    Incorporated by reference to Exhibit
                   Borror Corporation and Borror Realty Company, as amended by          10.12 to the Company's December 31,
                   addendum No. 1, effective July 1, 1994                               1994 Form 10-K.

10.8               Loan Agreement, dated September 29, 1997, among Dominion Homes,      Incorporated by reference to Exhibit
                   Inc., the lenders listed therein, and The Huntington National        10.13 to the Company's Form 10-Q.
                   Bank, as agent

10.9               Incentive Stock Option Agreement, dated January 4, 1995, between     Incorporated by reference to Exhibit
                   Borror Corporation and Richard R. Buechler (which agreement is       10.18 to the Company's December 31,
                   substantially the same as Incentive Stock Option Agreements          1995 Form 10-K.
                   entered into between the Company and other employees to whom options were granted on January 4, 1995 under the Company's
                   Incentive Stock Plan)

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

10.12              Employment Agreement, dated May 17, 1996, between Dominion Homes,    Incorporated by reference to Exhibit
                   Inc. and Richard R. Buechler                                         10.12 to the Company's December 31,
                                                                                        1997 Form 10-K.

10.13              Employment Agreement, dated May 17, 1996, between Dominion Homes,    Incorporated by reference to Exhibit
                   Inc. and Robert A. Meyer, Jr.                                        10.13 to the Company's December 31,
                                                                                        1997 Form 10-K

10.14              First Amendment to Lease Agreement, dated March 19, 1996, between    Incorporated by reference to Exhibit
                   Borror Realty Company and Borror Corporation                         10.21 to the Company's March 31, 1995
                                                                                        Form 10-Q.
10.15              Employment Agreement, dated May 17, 1996, between Borror             Incorporated by reference to Exhibit
                   Corporation and Jon M. Donnell                                       10.22 to the Company's September 30,
                                                                                        1996 Form 10-Q.
10.16              First Amendment, dated November 6, 1996, to Employment Agreement     Incorporated by reference to Exhibit
                   between Borror Corporation and Jon M. Donnell                        10.28 to the Company's December 31,
                                                                                        1996 Form 10-K.
10.17              Restricted Stock Agreement, dated August 1, 1995, between Borror     Incorporated by reference to Exhibit
                   Corporation and Jon M. Donnell                                       10.19 to the Company's December 31,
                                                                                        1995 Form 10-K.
10.18              Restricted Stock Agreement, dated November 6, 1996, between Borror   Incorporated by reference to Exhibit
                   Corporation and Jon M. Donnell                                       10.30 to the Company's December 31,
                                                                                        1996 Form 10-K.

10.19              Restricted Stock Agreement, dated August 1, 1997, between Dominion   Incorporated by reference to Exhibit
                   Homes, Inc., and Jon M. Donnell                                      10.24 to the Company's September 30,
                                                                                        1997 Form 10-Q.

10.20              Real Estate Purchase Contract, dated December 18, 1997, between      Incorporated by reference to Exhibit
                   Borror Realty Company and Dominion Homes, Inc.                       10.20 to the Company's December 31,
                                                                                        1997 Form 10-K

10.21              Lease, dated December 29, 1997 as amended by Addendum dated          Incorporated by reference to Exhibit
                   February 2, 1998, between Borror Realty Company and Dominion         10.21 to the Company's December 31,
                   Homes, Inc.                                                          1997 Form 10-K

10.22*             Commitment letter, dated April 17, 1998, from The Huntington         Filed Herewith
                   National Bank and Huntington Capital Corp., relating to a
                   $125,000,000 Senior Unsecured Credit Facility

27*                Financial Data Schedule                                              Filed herewith


*  Filed Herewith