Form 10-Q
period 1998-06-30
DOMINION HOMES INC
filed 1998-08-13
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

             (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _________ to __________

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







Number of common shares outstanding as of August 7, 1998: 6,281,504

                              DOMINION HOMES, INC.

                                      INDEX




PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements.....................................    3

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations............   10


PART II       OTHER INFORMATION........................................   19

SIGNATURES    .........................................................   21

INDEX TO EXHIBITS......................................................   22

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              DOMINION HOMES, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
================================================================================

                                                                                  June 30,         December 31,
                                                                                    1998              1997
                                                                                  Unaudited
                                                                                  ---------        ---------
                                     ASSETS
Cash and cash equivalents                                                       $       2          $     252
Notes and accounts receivable net:
     Trade                                                                            256                201
     Due from financial institutions for residential closings                       1,316                340
Real estate inventories:
     Land and land development costs                                               53,317             62,867
     Homes under construction                                                      56,412             47,959
     Other                                                                          3,670              2,177
                                                                                ---------          ---------
            Total real estate inventories                                         113,399            113,003
                                                                                ---------          ---------

Prepaid expenses and other                                                          2,927                455
Deferred income taxes                                                               2,000              2,110
Property and equipment, at cost:                                                    4,999              4,325
        Less accumulated depreciation                                              (2,993)            (2,891)
                                                                                ---------          ---------
            Total property and equipment                                            2,006              1,434
                                                                                ---------          ---------
                Total assets                                                    $ 121,906          $ 117,795
                                                                                =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                                         $   7,961          $   6,770
Deposits on homes under contract                                                    3,023              1,977
Accrued liabilities                                                                 9,444             10,625
Note payable, banks                                                                52,775             52,687
Term debt                                                                           3,271              5,076
                                                                                ---------          ---------
            Total liabilities                                                      76,474             77,135
                                                                                ---------          ---------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
        6,276,053 and 6,266,953 shares issued and outstanding, respectively        30,779             30,673
        Less deferred compensation                                                   (168)              (150)
     Retained earnings                                                             14,821             10,137
                                                                                ---------          ---------
            Total shareholders' equity                                            45,432              40,660
                                                                                ---------          ---------
                Total liabilities and shareholders' equity                      $ 121,906          $ 117,795
                                                                                =========          =========

     The accompanying notes are an integral part of the financial statements

                              DOMINION HOMES, INC.
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)
================================================================================

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                                1998                 1997           1998                  1997
                                                ----                 ----           ----                  ----

Revenues                                        $68,031             $56,672          $122,489          $ 93,669
Cost of real estate sold                         55,030              44,826            98,588            74,260
                                               --------           ---------         ---------          --------
Gross profit                                     13,001              11,846            23,901            19,409
Selling, general and administrative               7,071               5,996            13,423            11,077
                                               --------           ---------         ---------          --------
Income from operations                            5,930               5,850            10,478             8,332
Interest expense                                  1,311               1,691             2,402             3,134
                                               --------           ---------         ---------          --------
     Income before income taxes                   4,619               4,159             8,076             5,198

Provision for income taxes                        1,940               1,747             3,392             2,183
                                               --------           ---------         ---------          --------
         Net income                              $2,679              $2,412            $4,684          $  3,015
                                               ========           =========         =========          ========

Earnings per share
         Basic                                    $0.43               $0.39             $0.75             $0.48
                                               ========           =========          ========          ========
         Diluted                                  $0.41               $0.38             $0.71             $0.48
                                               ========           =========          ========          ========

Weighted average shares outstanding
         Basic                                6,272,646           6,241,230         6,270,435         6,240,197
                                             ==========          ==========        ==========         =========
         Diluted                              6,608,399           6,318,882         6,594,730         6,319,036
                                             ==========          ==========        ==========         =========




     The accompanying notes are an integral part of the financial statements

                                    DOMINION HOMES, INC.
                        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                         (UNAUDITED)

================================================================================
                                  Common Shares
                        ---------------------------------


                                                                 Deferred    Retained
                                          Shares      Amount   Compensation  Earnings     Total
-----------------------------------------------------------------------------------------------
Balance, December 31, 1997              6,266,953     $30,673     $(150)     $10,137    $40,660


     Net Income                             4,684       4,684

     Shares issued - shares awarded         9,100         106       (65)          41

     Deferred Compensation                     47          47
-----------------------------------------------------------------------------------------------
Balance, June 30, 1998                  6,276,053     $30,779     $(168)     $14,821    $45,432
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

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                     --------
                                                                                 1998          1997
                                                                                 ----          ----
Cash flows from operating activities:
      Net income                                                            $   4,684      $  3,015
      Adjustments to reconcile net income to cash provided by
           (used in) operating activities:
           Depreciation and amortization                                          345           479
           Disposal of property & equipment                                        (7)           56
           Issuance of common shares for compensation                             106            13
           Deferred income taxes                                                  110          (200)
           Changes in assets and liabilities:
               Notes and accounts receivable                                   (1,031)       (1,303)
               Real estate inventories                                           (396)      (13,773)
               Prepaid expenses                                                (1,020)          301
               Accounts payable                                                 1,191         2,646
               Deposits on homes under contract                                 1,046           377
               Accrued liabilities                                             (1,203)          930
                                                                            ---------      --------
                    Net cash provided by (used in) operating activities         3,825        (7,459)
Cash flows from investing activities:
      Proceeds from sale of property & equipment                                   17            14
      Purchase of property & equipment                                           (839)         (164)
                                                                            ---------      --------
                    Net cash used in investing activities                        (822)         (150)
Cash flows from financing activities:
      Proceeds from note payable, banks
                                                                              116,827        97,824
      Payments on note payable, banks                                        (116,739)      (89,602)
      Prepaid loan fees                                                        (1,536)
      Payments on term debt                                                    (1,805)         (613)
                                                                            ---------      --------
                    Net cash (used in) provided by financing activities        (3,253)
                                                                                              7,609
                                                                            ---------      --------
           Net change in cash and cash equivalents                               (250)            0
Cash and cash equivalents, beginning of period                                    252           252
                                                                            ---------      --------
           Cash and cash equivalents, end of period                         $       2      $    252
                                                                            =========      ========

Supplemental disclosures of cash flow information:
      Interest paid (net of amounts capitalized)                            $     381      $  1,147
                                                                            =========      ========
      Income taxes paid                                                     $   4,205      $  2,023
                                                                            =========      ========




    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited financial statements for Dominion Homes, Inc, ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the December 31, 1997 audited annual financial statements of the Company contained in its Annual Report to Shareholders or in the December 31, 1997 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    RECLASSIFICATION

         Certain prior period information has been reclassified to conform to the current period presentation. Effective January 1, 1998 the Company made a decision to reclassify certain indirect construction costs to cost of real estate sold from selling, general and administrative expense. Accordingly, the cost of real estate sold for the three months and six months ended June 30, 1997 was increased by $1.9 million and $3.6 million respectively. The reclassification had no impact on reported net income.

3.   CAPITALIZED INTEREST

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As a lot is transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and it is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $1.9 million and $2.0 million at June 30, 1998 and June 30, 1997, respectively. The following table summarizes the activity with respect to capitalized interest:

                                          Three Months Ended                Six Months Ended
                                              June 30,                         June 30,
                                        1998              1997             1998            1997
                                        ----              ----             ----            ----

Interest incurred                   $ 1,269,000      $ 1,571,000      $ 2,454,000      $ 2,996,000
Interest capitalized                 (1,045,000)        (928,000)      (1,979,000)      (1,863,000)
                                    -----------      -----------      -----------      -----------
     Interest expensed directly         224,000          643,000          475,000        1,133,000

Previously capitalized interest
   charged to interest expense        1,087,000        1,048,000        1,927,000        2,001,000
                                    -----------      -----------      -----------      -----------
     Total interest expense         $ 1,311,000      $ 1,691,000      $ 2,402,000      $ 3,134,000
                                    ===========      ===========      ===========      ===========

4.   NOTE PAYABLE, BANKS

     On May 29, 1998 the Company entered into a $125 million Senior Unsecured Revolving Credit Facility ("the Facility"). Five lending banks are party to the Facility, which was syndicated by Huntington Capital Corp. Huntington National Bank is the Administrative Agent and Issuing Bank of the Facility. Proceeds from the Facility were used to refinance the $90 million loan agreement dated September 29, 1997 and will also be used for working capital, capital expenditures, acquisition financing and financing for other general corporate purposes.

     General provisions of the Facility include a maturity date of May 31, 2003 and combined cash advanced and Letters of Credit that are limited to the lesser of $125 million or availability under a Borrowing Base. The Facility contains the following other major provisions: (1) the Company has the option to use any combination of the following methods to price the revolving line of credit: (a) the bank's prime rate of interest that may be adjusted based upon the Company's ratio of EBITDA to Interest Expense ("Interest Coverage Ratio"); or (b) a Eurodollar rate of interest plus a variable margin based upon the Company's Interest Coverage Ratio; (2) the Company has agreed to enter into interest rate contracts in the amount of fifty percent of the outstanding borrowings in the event the Eurodollar rate (without regard to the variable margin) becomes 8.50% per anum or greater; (3) the Company has agreed to the following ratios: (a) Interest Coverage Ratio of not less than 2.25 to 1.00 determined quarterly and based upon the preceding four quarters; (b) total liabilities to tangible net worth of not greater than 2.75 to 1.00 through December 31, 1999 and 2.50 to
1.00 from and after January 1, 2000; (4) the Company has agreed that uncommitted land holdings in Central Ohio shall not exceed $73 million at the end of fiscal 1997 and shall not exceed $73 million plus fifty percent of the net income earned by the Company thereafter, with an overall limit of $90 million; (5) outside of Central Ohio the Company shall not, without all lender approval, exceed the aggregate sum of $25 million for investments in uncommitted land holdings, speculative homes, model homes and acquisitions of companies in the homebuilding industry, except that the Company may invest up to $15 million of such amount in one or more "start-up" operations involving uncommitted land holdings, speculative homes and model homes not associated with an ongoing business acquisition; (6) the Company must maintain a tangible net worth of not less than $35 million plus seventy-five percent of net income for periods ending on or after December 31, 1998; (7) the Company shall not exceed the aggregate principal sum of $10 million for other borrowings, additional debt or capital lease obligations, except that the Company may borrow an additional $5 million of nonrecourse indebtedness from sellers of real estate, provided that such additional non-recourse borrowings are fully reserved under the borrowing base;
(8) the Company shall not exceed $2 million of operating lease rentals and $1 million of model home rentals; (9) the Company shall not purchase, without required lender approval, unzoned land in excess of $2.5 million; (10) the Company will not permit the value of its inventory homes to exceed $12.5 million and its model homes to exceed $6.5 million; (11) the Company may not incur a loss during any five consecutive quarters; and (12) the Company may not pay dividends during any calendar year in excess of twenty five percent of the Company's net income after taxes for such year.

     The Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. Since the inception of the Facility the variable margin has been 1.75%.

        The Company was in compliance with Facility covenants as of June 30, 1998 and the Company had $18.8 million available under its Facility, after adjustment for borrowing base limitations. In addition, the Company has up to $25.0 million available for acquisition financing. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

5.   EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15 "Earnings Per Share" ("Opinion 15"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed as the weighted average shares outstanding adjusted for the effect of common share equivalents. EPS data for the three months and six months ended June 30, 1997 have been restated to conform with the requirements of SFAS No. 128.

     A reconciliation of the weighted average shares used in basic and diluted EPS is as follows:

                                                 Three Months Ended           Six Months Ended
                                                     June 30                      June 30
                                                 1998           1997        1998         1997
                                                 ----           ----        ----         ----
Weighted average shares outstanding
     during the period                        6,272,646     6,241,230     6,270,435     6,240,197
Assuming exercise of options                    335,753        77,652       324,295        78,839
                                              ---------     ---------     ---------     ---------

Weighted average shares outstanding
    adjusted for common share equivalents     6,608,399     6,318,882     6,594,730     6,319,036
                                              =========     =========     =========     =========


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

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company continued its record setting trend during second quarter 1998 when it closed a single quarter record 461 homes. These closings represented a 21% increase over the 380 homes closed during second quarter 1997. Revenues from second quarter 1998 closings increased 20% to $68.0 million from $56.7 million for second quarter 1997. Second quarter 1998 revenues increased over second quarter 1997 revenues due to the closing of 81 additional homes and a higher average home price, which increased to $147,278 from $145,658 during second quarter 1997. The Company continued to show strength in sales by recording 402 sales contracts for second quarter 1998 compared to 333 sales contracts for second quarter 1997. There were 944 contracts in backlog at June 30, 1998, representing an aggregate sales value of $149.8 million, compared to 731 sales contracts in backlog at June 30, 1997, representing an aggregate sales value of $113.9 million. The average sales value of homes in backlog at June 30, 1998 increased to $158,733 from $155,777 at June 30, 1997. Net income for second quarter 1998 increased to $2.7 million compared to $2.4 million for second quarter 1997. The increase in net income from additional closings was partially offset by increases in direct construction costs attributable to a near full-capacity subcontractor market. In addition the Company sold and leased back seven model homes on which all gross profit was deferred, pending recognition against future model homes lease expense.

     On May 29, 1998, the Company entered into a $125 million Senior Unsecured Revolving Credit Facility with the Huntington National Bank which increased the Company's revolving line of credit from $90 million and extended the maturity date to May 31, 2003. The loan agreement also provides that up to $25 million of the revolving line of credit may be used for expansion outside of Central Ohio. See Note 4 to the Financial Statements for additional details.

     The Company has made substantial progress toward the implementation of new computer systems which will increase operating efficiencies, provide the technology for growth both within and outside of Central Ohio and address the Year 2000 issues. In addition the Company has undertaken an extensive remodeling of its corporate office building ("Building") and a relocation and realignment of many of its corporate staff. The remodeling of the Building was undertaken in order to allow the Company's architectural department to return to the Building and to provide leased space in the Building for Alliance Title Agency, Ltd. Alliance Title Agency, Ltd. is a 49.9% Company owned title agency that provides title insurance and closing services for most of the Company's homebuyers as well as third parties. The Building was also enlarged and internally changed to provide better workflow and additional meeting sites. The Company expects these changes and other staff alignment changes to more fully integrate many of the Company's processes, new computer systems and workflow. The Company undertook these moves in an effort to improve internal efficiency and communication in order to reduce overall building times and to improve customer satisfaction with the homebuilding process. The Company also continued its exploration of locations in which to expand its operation outside of Central Ohio.

COMPANY OUTLOOK

     The Company continues to expect its 1998 financial results to exceed those reported for 1997. The Company has closed a record 831 homes through June 30, 1998 and maintains a strong backlog of 944 sales contracts at June 30, 1998. In light of increasing subcontractor cost pressures, the Company is continuing to focus on controlling construction expenses. The Company does not expect these pressures to cause delays in the building process.

     During the second half of 1998 the Company expects to complete the implementation of its new computer systems and complete the corporate office remodeling and personnel realignment that began earlier in the year. Provided economic conditions remain favorable and new market opportunities continue to look promising, the Company anticipates expanding to an area outside of Central Ohio prior to the end of 1998. The Company does not expect this expansion to significantly impact 1998 revenues or net income.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in this report under the caption "Company Outlook" and other provisions of this report on Form 10-Q which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions and/or an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays in the zoning, permitting or inspection processes, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, the problems associated with the Year 2000 issue, the problems that could arise from expansion to areas outside of Central Ohio and the other risks described in the Company's December 31, 1997 Form 10-K.

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

     The following table sets forth certain data for each of the last eight quarters:

      THREE                           SALES                   BACKLOG
      MONTHS          REVENUES      CONTRACTS    CLOSINGS  (AT PERIOD END)
      ENDED        (IN THOUSANDS)   (IN UNITS)  (IN UNITS)   (IN UNITS)
================================================================================

   Sept. 30, 1996     $45,916           305         301          789
   Dec. 31, 1996      $51,821           253         354          688
   Mar. 31, 1997      $36,997           356         266          778
   June 30, 1997      $56,672           333         380          731
   Sept. 30, 1997     $58,723           380         383          728
   Dec. 31, 1997      $55,534           333         358          703
   Mar. 31, 1998      $54,458           670         370        1,003
   June 30, 1998      $68,031           402         461          944

     At June 30, 1998 the aggregate sales value of homes in backlog was $149.8 million compared to $113.9 million at June 30, 1997. The average sales value of homes in backlog at June 30, 1998 increased to $158,733 from $155,777 at June 30, 1997.

     The Company annually incurs a substantial amount of indirect construction costs, which are essentially fixed in nature. For purposes of financial reporting, the Company capitalizes these costs to real estate inventories on the basis of the ratio of estimated annual indirect costs to direct construction costs to be incurred. Thus, variations in construction activity cause fluctuations in interim and annual gross profits.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                  Three Months Ended    Six Months Ended
                                       June 30,            June 30,
                                   1998       1997       1998    1997
                                   ----       ----       ----    ----

Revenues                           100.0%     100.0%     100.0%     100.0%
Cost of real estate sold            80.9       79.1       80.5       79.3
                                   -----      -----      -----      -----
    Gross profit                    19.1       20.9       19.5       20.7
Selling, general and
  administrative expenses           10.4       10.6       11.0       11.8
                                   -----      -----      -----      -----
      Income from operations         8.7       10.3        8.5        8.9
Interest expense                     1.9        3.0        1.9        3.4
                                   -----      -----      -----      -----
Income before income taxes           6.8        7.3        6.6        5.5
Provision for income taxes           2.9        3.0        2.8        2.3
                                   -----      -----      -----      -----
      Net income                     3.9%       4.3%       3.8%       3.2%
                                   =====      =====      =====      =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1997

     REVENUES. Revenues for second quarter 1998 increased to a record $68.0 million from $56.7 million for second quarter 1997. The number of closings during second quarter 1998 increased 21.3% or 81 closings, to a record 461 homes from 380 homes during second quarter 1997. Included in the 81 additional homes closed during second quarter 1998 are seven model homes sold and leased back to use as sales models. The increase in revenues is attributable to the additional closings and a higher average home price, which increased to $147,278 during second quarter 1998 from $145,658 during second quarter 1997, an increase of $1,620 or 1.1%. The increase in the average home price is primarily attributable to the Company's customers purchasing larger homes and homes with more options. Customers were able to purchase larger homes and homes with more options during 1998 because the Company has been offering a greater selection of larger homes and because the FHA mortgage limits were increased, allowing customers to finance larger homes. Included in revenues were other revenues, consisting of the sale of land and building supplies to other builders, which were $180,000 for second quarter 1998 compared to $1.3 million for second quarter 1997.

     GROSS PROFIT. Gross profit for second quarter 1998 increased to $13.0 million from $11.8 million for second quarter 1997, primarily as a result of closing 81 additional homes in second quarter 1998. As a percentage of revenues, the gross profit margin declined to 19.1% for second quarter 1998 from 20.9% for second quarter 1997. The decrease in second quarter 1998 gross profit margin is principally attributed to increased direct construction costs. In addition the Company sold and leased back seven model homes on which all gross profit was deferred, pending recognition against future model home lease expense.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for second quarter 1998 increased to $7.1 million from $6.0 million for second quarter 1997. This $1.1 million increase in selling, general and administrative expenses is a result of the increase in the number of closings and additional selling and marketing expense. As a percentage of revenues, selling, general and administrative expenses for second quarter 1998 decreased to 10.4% from 10.6% for second quarter 1997. This decrease primarily reflects the effect of closing more homes without significantly impacting fixed costs.

     INTEREST EXPENSE. Interest expense for second quarter 1998 decreased to $1.3 million from $1.7 million for second quarter 1997. As a percentage of revenues, interest expense for second quarter 1998 decreased to 1.9% from 3.0% for second quarter 1997. The primary reasons for the decrease in interest expense were lower average revolving line of credit borrowings combined with a lower average interest rate. The average revolving line of credit borrowings outstanding were $56.4 million and $64.9 million for the second quarter of 1998 and 1997, respectively. The lower average interest rate was the result of alternative pricing methods allowed by the September 29, 1997 and May 29, 1998 loan agreements. The weighted average rate of interest under the Company's revolving line of credit was 8.3% for the second quarter of 1998 compared to 8.9% for second quarter 1997. The Company recognized $78,000 less net capitalized interest as interest expense during second quarter 1998 than second quarter 1997.

     PROVISION FOR INCOME TAXES. Income tax expense for second quarter 1998 increased to $1.9 million from $1.7 million for second quarter 1997. The Company's estimated annual effective tax rate was 42.0% for second quarter 1998 and 1997, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1997

     REVENUES. Revenues for the six months ended June 30, 1998 increased to a record $122.5 million from $93.7 million for the six months ended June 30, 1997. The number of closings during the first six months of 1998 increased 28.6% or 185 closings, to a record 831 homes from 646 homes during the same period in 1997. Included in the 185 additional homes closed during the first six months of 1998 are seven model homes sold and leased back to use as sales models. The increase in revenues is attributable to the additional closings and higher average home price, which increased to $147,117 during the first six months of 1998 from $142,639 during the first six months of 1997, an increase of $4,478 or 3.1%. The increase in the average home price is primarily attributable to the Company's customers purchasing larger homes and homes with more options. Customers were able to purchase larger homes and homes with more options during 1998 because the Company has been offering a greater selection of larger homes and because the FHA mortgage limits were increased allowing customers to finance larger homes. Included in revenues were other revenues, consisting of the sales of land and building supplies to other builders, which were $280,000 for the first six months of 1998 compared to $1.5 million for the first six months of 1997.

     GROSS PROFIT. Gross profit for the first six months of 1998 increased to $23.9 million from $19.4 million for the first six months of 1997, primarily as a result of closing 185 additional homes in the first six months of 1998. As a percentage of revenues, the gross profit margin declined to 19.5% for the first six months of 1998 from 20.7% for the first six months of 1997. The decrease in first half 1998 gross profit margin is principally attributed to increased direct construction costs. In addition the Company sold and leased back seven model homes on which all gross profit was deferred, pending recognition against future model home lease expense.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first six months of 1998 increased to $13.4 million from $11.1 million for the first six months of 1997. This $2.3 million increase in selling, general and administrative expenses is a result of the increase in the number of closings and additional selling and marketing expense. As a percentage of revenues, selling, general and administrative expenses for the first six months of 1998 decreased to 11.0% from 11.8% for the first six months of 1997. This decrease primarily reflects the effect of closing more homes without significantly impacting fixed costs.

     INTEREST EXPENSE. Interest expense for the first six months of 1998 decreased to $2.4 million from $3.1 million for the first six months of 1997. As a percentage of revenues, interest expense for the first six months of 1998 decreased to 1.9% from 3.4% for the first six months of 1997. The primary reasons for the decrease in interest expense were lower average revolving line of credit borrowings combined with a lower average interest rate. The average revolving line of credit borrowings outstanding were $54.7 million and $62.5 million for the first six months of 1998 and 1997, respectively. The lower average interest rate was the result of alternative pricing methods allowed by the September 29, 1997 and May 29, 1998 loan agreements. The weighted average rate of interest under the Company's revolving line of credit was 8.4% for the first six months of 1998 compared to 8.9% for the first six months of 1997. The Company capitalized $52,000 more interest than it recognized as interest expense during the first six months of 1998 compared to recognizing $138,000 more previously capitalized interest as interest expense during the first six months of 1997.

     PROVISION FOR INCOME TAXES. Income tax expense for the first six months of 1998 increased to $3.4 million from $2.2 million for the first six months of 1997. The Company's estimated annual effective tax rate was 42.0% for the first six months of 1998 and 1997, respectively.

SOURCES AND USES OF CASH

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net cash provided by operating activities for the first six months of 1998 was $3.8 million compared to $7.5 million used in operating activities for the first six months of 1997. Net income for the first half of 1998 provided cash flow of $4.7 million compared to $3.0 million for the first half of 1997. Cash from operating activities increased $11.3 million between the two periods principally because the Company invested $13.4 million more in real estate inventories during the first half of 1997 compared with the first half of 1998. The increased real estate inventory investment made during the first six months of 1997 reflected the large increase in the number of homes under construction and favorable weather conditions compared to the first half of 1996. During the first six months of 1998 the Company invested $800,000 in property and equipment, compared to $150,000 during the first six months of 1997. The $800,000 investment in property and equipment was principally the construction of a lumber division warehouse and leasehold improvements to the corporate office building. Net cash used in financing activities during the first six months of 1998 was $3.3 million and resulted from prepayment of loan fees and repayment of term debt. During the first six months of 1997 the Company funded increased real estate inventories with $8.2 million of additional borrowing and reduced term debt by $600,000.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots upon which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At June 30, 1998, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 4,500 lots and the Company controlled through option agreements, an additional 5,400 lots. During the second quarter of 1998 the Company exercised options to purchase 294 controlled lots. Option agreements expire at varying dates through August 31, 2003. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

     Homes under construction at June 30, 1998 increased from year-end as a result of seasonal construction activity. The number of inventory homes under construction is lower at June 30, 1998 compared to June 30, 1997. On June 30, 1998, the Company had 58 inventory homes in various stages of construction, which represented an aggregate investment of $3.5 million compared to 75 inventory homes, including 11 condominiums, in various stages of construction, which represented an aggregate investment of $5.9 million at June 30, 1997. Inventory at the Company's lumber division increased to $3.7 million at June 30, 1998 from $2.2 million at June 30, 1997. The inventory increase was a result of increased sales and construction activity and the Company's decision to warehouse and distribute Andersen(R) wood windows for use in its construction activities.

     SELLER-PROVIDED DEBT

     The Company had $3.3 million and $1.4 million of seller-provided term debt outstanding at June 30, 1998 and 1997 respectively. The Company did not assume any additional seller-provided term debt during the first half of 1998. The seller-provided term debt outstanding at June 30, 1998 had interest rates between 6.5% and 8.5% and maturities that ranged from one to three years.

     LAND PURCHASE COMMITMENTS

     At June 30, 1998, the Company had commitments to purchase 44 residential lots and unimproved land at an aggregate cost of $1.4 million, net of deposits. All commitments are expected to be funded prior to December 31, 1998. In addition, at June 30, 1998, the Company had $51.4 million of cancelable obligations to purchase residential lots and unimproved land in which $880,000 in good faith deposits had been invested by the Company. The majority of the land subject to cancelable obligations is for post 1998 development activities. The Company expects to fund its 1998 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facility.

     CREDIT FACILITIES

     On May 29, 1998 the Company entered into a $125 million Senior Unsecured Revolving Credit Facility ("the Facility"). Five lending banks are party to the Facility, which was syndicated by Huntington Capital Corp. Huntington National Bank is the Administrative Agent and Issuing Bank of the Facility. Proceeds from the Facility were used to refinance the $90 million loan agreement dated September 29, 1997 and will also be used for working capital, capital expenditures, acquisition financing and financing for other general corporate purposes. See Note 4 to the Financial Statements for additional details.

     The Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. Since the inception of the Facility the variable margin has been 1.75%.

     The Company was in compliance with all facility covenants as of June 30, 1998 and the Company had $18.8 million available under its facility, after adjustment for borrowing base limitations. In addition, the Company had approximately $25.0 million available for acquisition financing. Borrowing availability under the facility could increase, depending on the Company's utilization of the proceeds.

     YEAR 2000 ISSUES

     Key financial information and operations systems have been assessed and plans developed in order to mitigate the Year 2000 issues. These plans include upgrades of purchased software and conversion of in-house developed software. The Company is currently in various stages of implementing the upgrades and expects to invest between $2.0 million and $2.5 million in this effort with the cost to be allocated over a five year period. All programs subject to Year 2000 concerns are being evaluated utilizing internal and external resources to reprogram, replace and test. The Company intends to initiate during 1998 a communication plan with significant suppliers to determine the status of their Year 2000 issues and does not currently anticipate a material impact on the Company's operations and financial results. However, if such upgrades and conversions are not made, or are not timely completed, the Year 2000 issues could have a material impact on the operations and financial results of the Company.

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

Item 2.       Change in Securities and Use of Proceeds.  Not applicable.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              On May 20, 1998, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders ratified the selection of PricewaterhouseCoopers LLP (formerly Coopers and Lybrand L.L.P.) as independent public accountants for the Company in 1998 by the following vote:

              Shares For        Shares Against        Shares Abstaining/Withheld
              ----------        --------------        --------------------------
              5,540,833            2,800                        1,200

              The shareholders elected as Class II Directors the four nominees of the Board of Directors by the following vote:

                                    Shares For        Shares Abstaining/Withheld
                                    ----------        --------------------------
              Donald A. Borror      5,541,838                   2,995
              David S. Borror       5,541,838                   2,995
              Pete A. Klisares      5,541,838                   2,995
              Gerald E. Mayo        5,541,838                   2,995

              The term of office of the Class I Directors, Douglas G. Borror, Jon M. Donnell and C. Ronald Tilley continued after the meeting.

              The Shareholders approved the Amended and Restated Dominion Homes, Inc. Executive Deferred Compensation Plan by the following vote:

              Shares For        Shares Against        Shares Abstaining/Withheld
              ----------        --------------        --------------------------
              5,497,091            36,642                        2,600

Item 5.       Other Information.

              Any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders (the "1999 Annual Meeting") must submit such proposal to the Company not later than December 18, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to March 3, 1999 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.

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





                             DOMINION HOMES, INC.
                             (Registrant)



Date:    August 12, 1998     By: /s/DOUGLAS G. BORROR
                             ------------------------------
                             Douglas G. Borror
                             Chief Executive Officer,
                             President



Date:    August 12, 1998     By: /s/JON M. DONNELL
                             ------------------------------
                             Jon M. Donnell
                             Chief Operating Officer



Date:    August 12, 1998     By: /s/PETER J. O'HANLON
                             ------------------------------
                             Peter J. O'Hanlon
                             Chief Financial Officer

                                                     INDEX TO EXHIBITS


Exhibit No.        Description                                                          Location
2.1                Corporate Exchange and Subscription Agreement, dated January 20,     Incorporated by reference to
                   1994, between Borror Corporation and Borror Realty Company           Exhibit 2.1 to the Company's
                                                                                        Registration Statement on Form S-1
                                                                                        (File No. 33-74298) as filed with the
                                                                                        Commission on January 21, 1994 and as
                                                                                        amended on March 2, 1994 (The "Form
                                                                                        S-1").

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

3.2                Amended and Restated Code of Regulations of Borror Corporation       Incorporated by reference to
                                                                                        Exhibit 3.2 to Form S-1.

4.                 Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to
                                                                                        Exhibit 4 to the Company's March 31,
                                                                                        1997 Form 10-Q.

10.22*             Stock Option Agreement dated May 21, 1998 between Dominion Homes,    Filed herewith
                   Inc. and Pete A. Klisares (which Agreement is the same as Stock
                   Option Agreements entered into between the Company and its other outside, independent directors, Gerold E. Mayo and C. Ronald Tilley)

10.23*             Loan Agreement, dated May 29, 1998, among Dominion Homes, Inc.,      Filed herewith
                   Huntington Capital Corp. as syndicating agent, Huntington National
                   Bank as administrative and Issuing Agent and the lenders listed therein

10.24*             Employment Agreement, dated June 1, 1998, between Dominion Homes,    Filed herewith
                   Inc. and Peter J. O'Hanlon

10.25*             Restricted Stock Agreement, dated June 1, 1998, between Dominion     Filed herewith
                   Homes, Inc. and Peter J. O'Hanlon

10.26*             Incentive Stock Option Agreement, dated June 1, 1998, Between        Filed herewith
                   Dominion Homes, Inc. and Peter J. O'Hanlon

10.27*             Restricted Stock Agreement, dated August 1, 1998, between Dominion   Filed herewith
                   Homes, Inc. and Jon M. Donnell

10.28*             Incentive Stock Option Agreement dated July 1, 1998, between         Filed herewith
                   Dominion Homes, Inc. and Jon M. Donnell
10.29*             Amendment to Dominion Homes, Inc. Incentive Stock Option Plan,       Filed herewith
                   dated July 29, 1998

10.30*             Amendment to Dominion Homes, Inc. Amended and Restated Executive     Filed herewith
                   Deferred Compensation Plan, dated July 29, 1998

10.31*             Office Sublease Agreement, dated July 31, 1998, between Dominion     Filed herewith
                   Homes, Inc. and Alliance Title Agency, LTD.

27*                Financial Data Schedule                                              Filed herewith




*  Filed Herewith