Form 10-Q
period 1998-09-30
DOMINION HOMES INC
filed 1998-11-16
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From _____ To _____

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

                         5501 FRANTZ ROAD, DUBLIN, OHIO
                         ------------------------------
                    (Address of principal executive offices)

                                   43017-0766
                                   ----------
                                   (Zip Code)

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

                              Yes   X              No
                                  ----                -----



Number of common shares outstanding as of November 11, 1998: 6,281,504

                              DOMINION HOMES, INC.

                                      INDEX



PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements...................................................................    3

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........................................   11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.............................   20

PART II       OTHER INFORMATION......................................................................   21

SIGNATURES    .......................................................................................   22

INDEX TO EXHIBITS....................................................................................   23

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              DOMINION HOMES, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

=========================================================================================================
                                                                             September 30,   December 31,
                                                                                  1998           1997
                                                                               Unaudited
                                                                            --------------   -----------
                                     ASSETS
Cash and cash equivalents                                                      $     252     $     252
Notes and accounts receivable net:
     Trade                                                                           306           201
     Due from financial institutions for residential closings                        888           340
Real estate inventories:
     Land and land development costs                                              62,143        62,867
     Homes under construction                                                     54,810        47,959
     Other                                                                         3,682         2,177
                                                                               ---------     ---------
            Total real estate inventories                                        120,635       113,003
                                                                               ---------     ---------

Prepaid expenses and other                                                         3,448           455
Deferred income taxes                                                              2,274         2,110
Property and equipment, at cost:                                                   6,776         4,325
        Less accumulated depreciation                                             (2,975)       (2,891)
                                                                               ---------     ---------
            Total property and equipment                                           3,801         1,434
                                                                               ---------     ---------
                Total assets                                                   $ 131,604     $ 117,795
                                                                               =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                                        $   6,490     $   6,770
Deposits on homes under contract                                                   2,753         1,977
Accrued liabilities                                                               12,987        10,625
Note payable, banks                                                               56,880        52,687
Term debt                                                                          4,635         5,076
                                                                               ---------     ---------
            Total liabilities                                                     83,745        77,135
                                                                               ---------     ---------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
        6,281,504 and 6,266,953 shares issued and outstanding, respectively       30,851        30,673
        Less deferred compensation                                                  (374)         (150)
     Retained earnings                                                            17,382        10,137
                                                                               ---------     ----------
            Total shareholders' equity                                            47,859        40,660
                                                                               =========     =========
                Total liabilities and shareholders' equity                     $ 131,604     $ 117,795
                                                                               =========     =========


The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)
===============================================================================

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                                1998                 1997           1998                  1997
                                            ------------         ----------       ----------           -------

Revenues                                        $67,769             $58,723          $190,258          $152,392
Cost of real estate sold                         55,260              46,702           153,848           120,962
                                               --------           ---------         ---------          --------
Gross profit                                     12,509              12,021            36,410            31,430
Selling, general and administrative               6,901               5,866            20,324            16,943
                                               --------           ---------         ---------          --------
Income from operations                            5,608               6,155            16,086            14,487
Interest expense                                  1,192               1,545             3,594             4,679
                                               --------           ---------         ---------          --------
     Income before income taxes                   4,416               4,610            12,492             9,808

Provision for income taxes                        1,855               1,936             5,247             4,119
                                               --------           ---------         ---------          --------
         Net income                              $2,561              $2,674            $7,245          $  5,689
                                               ========           =========         =========          ========

Earnings per share
         Basic                                    $0.41               $0.43            $1.15              $0.91
                                               ========           =========         ========           ========
         Diluted                                  $0.39               $0.42            $1.10              $0.89
                                               ========           =========         ========           ========

Weighted average shares outstanding
         Basic                                6,279,016           6,256,853        6,273,326          6,245,835
                                              =========           =========        =========          =========
         Diluted                              6,615,017           6,438,987        6,600,175          6,365,283
                                              =========           =========        =========          =========





     The accompanying notes are an integral part of the financial statements

                              DOMINION HOMES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)

===============================================================================

                                                       Common Shares
                                              ---------------------------------

                                                                                    Deferred          Retained
                                                  Shares           Amount         Compensation        Earnings         Total
--------------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------
Balance, December 31, 1997                        6,266,953        $ 30,673          $(150)          $ 10,137        $ 40,660


     Net Income                                                                                         7,245           7,245

     Shares awarded and redeemed                     14,551             178           (208)                               (30)

     Treasury Shares held for Deferred
           Compensation Plan                                                        (1,069)                            (1,069)


     Deferred Compensation                                                           1,053                              1,053
--------------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------

Balance, September 30, 1998                       6,281,504        $ 30,851          $(374)            $ 17,382      $ 47,859
--------------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------



















The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

=============================================================================================================
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             --------------------------------
                                                                                    1998              1997
                                                                             --------------------------------
Cash flows from operating activities:
      Net income                                                              $     7,245        $    5,689

      Adjustments to reconcile net income to cash provided by (used in)
           operating activities:
           Depreciation and amortization                                              477               692
           Disposal of property & equipment                                           (14)               12
           Issuance of common shares for compensation                                  42                14
           Deferred income taxes                                                     (164)             (369)
           Changes in assets and liabilities:
               Notes and accounts receivable                                         (653)             (299)
               Real estate inventories                                             (7,632)           (9,100)
               Prepaid expenses and other                                          (1,731)              157
               Accounts payable                                                      (280)              198
               Deposits on homes under contract                                       776               304
               Accrued liabilities                                                  2,531             2,604
                                                                             --------------     -------------
                    Net cash provided by (used in) operating activities               597               (98)
Cash flows from investing activities:
      Proceeds from sale of property & equipment                                       24                67
      Purchase of property & equipment                                             (1,386)             (263)
                                                                             --------------     -------------
                    Net cash used in investing activities                          (1,362)             (196)
Cash flows from financing activities:
      Proceeds from note payable, banks                                           183,852           151,239
      Payments on note payable, banks                                            (179,659)         (150,322)
      Prepaid loan fees                                                            (1,458)
      Payments on term debt                                                        (1,805)             (623)
      Common shares purchased or redeemed                                            (165)
                                                                             --------------     -------------
                    Net cash provided by financing activities                         765               294
                                                                             --------------     -------------
           Net change in cash and cash equivalents                                      0                 0
Cash and cash equivalents, beginning of period                                        252               252
                                                                             ==============     =============
           Cash and cash equivalents, end of period                           $       252        $      252
                                                                             ==============     =============

Supplemental disclosures of cash flow information:
      Interest paid (net of amounts capitalized)                              $       736        $    1,809
                                                                             ==============     =============
      Income taxes paid                                                       $     6,234        $    4,383
                                                                             ==============     =============
      Capital lease obligations                                               $     1,364        $        0
                                                                             ==============     =============


The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited financial statements for Dominion Homes, Inc. ("the Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the December 31, 1997 audited annual financial statements of the Company contained in its Annual Report to Shareholders or in the December 31, 1997 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.    RECLASSIFICATION

         Certain prior period information has been reclassified to conform to the current period presentation. Effective January 1, 1998 the Company made a decision to reclassify certain indirect construction costs to cost of real estate sold from selling, general and administrative expense. Accordingly, the cost of real estate sold for the three months and nine months ended September 30, 1997 was increased by $2.0 million and $5.6 million, respectively. The reclassification had no impact on reported net income.

3.   CAPITALIZED INTEREST

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As a lot is transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and it is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $2.0 million and $1.7 million at September 30, 1998 and September 30, 1997, respectively. The following table summarizes the activity with respect to capitalized interest:

                                               Three Months Ended                        Nine Months Ended
                                                  September 30,                            September 30,
                                              1998              1997                1998                1997
                                          -----------       ------------        -------------      ---------
     Interest incurred                    $1,286,000         $1,313,000         $   3,740,000      $   4,310,000
     Interest capitalized                   (973,000)          (760,000)           (2,952,000)        (2,623,000)
                                            ---------          ---------        --------------     --------------
         Interest expensed directly          313,000            553,000               788,000          1,687,000

     Previously capitalized interest
       charged to interest expense           879,000            992,000             2,806,000          2,992,000
                                        ------------       ------------         -------------      -------------
         Total interest expense           $1,192,000         $1,545,000         $   3,594,000      $   4,679,000
                                          ==========         ==========         =============      =============

4.   NOTE PAYABLE, BANKS

         On May 29, 1998 the Company entered into a Senior Unsecured Revolving Credit Facility ("the Facility") that matures on May 31, 2003. The Facility provides that aggregate borrowings and letters of credit will not exceed the lesser of $125 million or the availability under a borrowing base. Five lending banks are party to the Facility, which was syndicated by Huntington Capital Corp. Huntington National Bank is the Administrative Agent and Issuing Bank of the Facility. Proceeds from the Facility were used to refinance the Company's previous $90 million bank credit facility and will also be used for working capital, capital expenditures, acquisition financing and other general corporate purposes.

         The Facility contains the following provisions: (1) the Company has the option to use any combination of the following methods to price the revolving line of credit: (a) the bank's prime rate of interest that may be adjusted based upon the Company's ratio of EBITDA to Interest Expense ("Interest Coverage Ratio"); or (b) a Eurodollar rate of interest plus a variable margin based upon the Company's Interest Coverage Ratio; (2) the Company has agreed to enter into interest rate contracts in the amount of fifty percent of the outstanding borrowings in the event the Eurodollar rate (without regard to the variable margin) becomes 8.50% per anum or greater; (3) the Company has agreed to the following ratios: (a) Interest Coverage Ratio of not less than 2.25 to 1.00 determined quarterly and based upon the preceding four quarters; (b) total liabilities to tangible net worth of not greater than 2.75 to 1.00 through December 31, 1999 and 2.50 to 1.00 from and after January 1, 2000; (4) the Company has agreed that uncommitted land holdings in Central Ohio shall not exceed $73 million at the end of fiscal 1997 and shall not exceed $73 million plus fifty percent of the net income earned by the Company thereafter, with an overall limit of $90 million; (5) outside of Central Ohio the Company shall not, without lender approval, exceed the aggregate sum of $25 million for investments in uncommitted land holdings, speculative homes, model homes and acquisitions of companies in the homebuilding industry, except that the Company may invest up to $15 million of such amount in one or more "start-up" operations involving uncommitted land holdings, speculative homes and model homes not associated with an ongoing business acquisition; (6) the Company must maintain a tangible net worth of not less than $35 million plus seventy-five percent of net income for periods ending on or after December 31, 1998; (7) the Company shall not exceed the aggregate principal sum of $10 million for other borrowings, additional debt or capital lease obligations, except that the Company may borrow an additional $5 million of nonrecourse indebtedness from sellers of real estate, provided that such additional non-recourse borrowings are fully reserved under the borrowing base; (8) the Company shall not exceed $2 million of operating lease rentals and $1 million of model home rentals; (9) the Company shall not purchase, without required lender approval, unzoned land in excess of $2.5 million; (10) the Company will not permit the value of its inventory homes to exceed $12.5 million and its model homes to exceed $6.5 million; (11) the Company may not incur a loss during any five consecutive quarters; and
     (12) the Company may not pay dividends during any calendar year in excess of twenty five percent of the Company's net income after taxes for such year.

         The Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. Since the inception of the Facility the variable margin has been 1.75%.

         As of September 30, 1998, the Company was in compliance with Facility covenants and the Company had $23.0 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

5.   EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15 "Earnings Per Share". SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed as the weighted average number of shares outstanding adjusted for the effect of common share equivalents. EPS data for the three months and nine months ended September 30, 1997 have been restated to conform with the requirements of SFAS No. 128.

     A reconciliation of the weighted average shares used in basic and diluted EPS is as follows:

                                                          Three Months Ended            Nine Months Ended
                                                               September 30               September 30
                                                           1998           1997           1998          1997
                                                       -----------     -----------    ----------    -------
     Weighted average shares outstanding
          during the period                            6,279,016       6,256,853      6,273,326     6,245,835
     Assuming exercise of options                        336,001         182,134        326,849       119,448
                                                       ---------       ---------      ---------     ---------

     Weighted average shares outstanding
         adjusted for common share equivalents         6,615,017       6,438,987      6,600,175     6,365,283
                                                       =========       =========      =========     =========

6.    DEFERRED COMPENSATION

         The Company maintains an Executive Deferred Compensation Plan under which the contribution and matched amounts are used by the trustee to acquire common shares of the Company in the open market. The common shares are held and voted by the trustee pursuant to a rabbi trust agreement. The deferred compensation liability may only be settled with common shares. Historically the Company has presented the shares held in the rabbi trust and the related deferred compensation liability as a net amount in the balance sheet.

         In May 1998, the Emerging Issues Task Force issued a consensus requiring that the common shares held in the rabbi trust and related deferred compensation liability be classified and accounted for in equity at historical cost. Accordingly, the balance sheet as of September 30, 1998 reflects the common shares held in the rabbi trust and the related deferred compensation liability as components of deferred compensation in shareholders' equity. At September 30, 1998 the cost of common shares held in the rabbi trust was $1,069,000 and the amount of the deferred compensation liability was $976,000.

7.   NEW ACCOUNTING STANDARDS

         In August 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact this statement will have on its operating results. The Company plans to adopt SFAS No. 133 in its fiscal year ending December 31, 2000.

8.   LEGAL PROCEEDINGS

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company continued its record results by closing 437 homes during third quarter 1998 compared to 383 homes during third quarter 1997. Revenues from third quarter 1998 closings increased 15% to $67.8 million from $58.7 million for third quarter 1997. Third quarter 1998 revenues increased over third quarter 1997 revenues due to the closing of 54 additional homes and a higher average closing price, which increased to $154,657 during third quarter 1998 from $153,151 during third quarter 1997. There were 330 new home contracts during third quarter 1998, down 13% from 380 new home contracts during third quarter 1997. At September 30, 1998 there were 837 contracts in backlog representing an aggregate sales value of $136.3 million, compared to 728 sales contracts in backlog at September 30, 1997 representing an aggregate sales value of $111.3 million. The average sales value of homes in backlog at September 30, 1998 increased to $162,881 from $152,816 at September 30, 1997. Net income for third quarter 1998 was $2.6 million compared to $2.7 million for third quarter 1997. Net income during third quarter 1998 was impacted as the Company experienced labor and material price increases, additional costs associated with record production volume, and startup costs associated with expansion into the Louisville, Kentucky market.

     The Company's entrance into the Louisville, Kentucky homebuilding market during third quarter 1998 was the result of extensive research by the Company of potential markets for expansion beyond Central Ohio. The Company has commitments to purchase 67 developed lots in Louisville and has opened and staffed an office. Start-up expenses incurred in connection with the Louisville expansion through September 30, 1998, which totaled less than $100,000, are reflected in current operations.

COMPANY OUTLOOK

     The Company currently has its largest share of the Central Ohio homebuilder market in its history. The Company is confident that 1998 will set new records for sales, closings, revenues and net income.

     During the first nine months of 1998, the Company incurred significant cost increases, primarily due to labor and material price increases and additional costs associated with record production volume. These costs resulted in a reduction of the Company's gross profit margin during the period. In response to these cost increases, the Company has implemented increases in home sales prices that are expected to mitigate this decline in gross profit margin in 1999. The current backlog reflects these price changes.

     The Company expects modest changes in its product mix in 1999. While the majority of sales in 1999 will be homes (primarily in the Century series) to first time homebuyers, the Company expects that its percentage of sales of larger homes (primarily in the Celebrity and Tradition series) will increase. Larger homes typically generate a higher gross profit, but a lower (as a percentage of sales) gross profit margin.

     Start up expenses for the Company's Louisville operations are expected to be approximately $350,000 for 1998. The Company expects it will close fewer than 50 homes in Louisville in 1999. The costs of developing a new vendor and subcontractor base and an initial home sales pricing strategy designed to establish market share are expected to result in lower gross profit margins on such homes than on comparable homes sold in Central Ohio. Consequently, the Company projects that its Louisville operations will incur a modest loss in 1999.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in this report under the caption "Company Outlook" and other provisions of this report on Form 10-Q which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting or inspection processes, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, the problems associated with the Year 2000 issue, problems that could arise from expansion into the Louisville, Kentucky market and the other risks described in the Company's December 31, 1997 Form 10-K.

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

     The following table sets forth certain data for each of the last eight quarters:

              THREE                                SALES                          BACKLOG
             MONTHS            REVENUES          CONTRACTS       CLOSINGS     (AT PERIOD END)
              ENDED         (IN THOUSANDS)      (IN UNITS)      (IN UNITS)      (IN UNITS)
=============================================================================================
         Dec. 31, 1996        $51,821               253             354             688
         Mar. 31, 1997        $36,997               356             266             778
         June 30, 1997        $56,672               333             380             731
         Sept. 30, 1997       $58,723               380             383             728
         Dec. 31, 1997        $55,534               333             358             703
         Mar. 31, 1998        $54,458               670             370           1,003
         June 30, 1998        $68,031               402             461             944
         Sept. 30, 1998       $67,769               330             437             837

     At September 30, 1998 the aggregate sales value of homes in backlog was $136.3 million compared to $111.3 million at September 30, 1997. The average sales value of homes in backlog at September 30, 1998 increased to $162,881 from $152,816 at September 30, 1997. This increase reflects home sales price increases and the sale of larger homes.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                               Three Months Ended                           Nine Months Ended
                                                   September 30,                              September 30,
                                                1998               1997                   1998              1997
                                            -----------        -----------            -----------       --------
     Revenues                                 100.0%              100.0%                  100.0%         100.0%
     Cost of real estate sold                  81.5                79.5                    80.9           79.4
                                             ---------         ----------               ---------       ------
         Gross profit                          18.5                20.5                    19.1           20.6
     Selling, general and
       administrative expenses                 10.2                10.0                    10.6           11.1
                                            ----------         ----------               ---------       ------
           Income from operations               8.3                10.5                     8.5            9.5
     Interest expense                           1.8                 2.6                     1.9            3.1
                                            ----------         ----------               ---------       ------
     Income before income taxes                 6.5                 7.9                     6.6            6.4
     Provision for income taxes                 2.7                 3.3                     2.8            2.7
                                            ----------         ----------               ---------       ------
           Net income                           3.8%                4.6%                    3.8%           3.7%
                                            =========          ===========              ========        =======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. Revenues for third quarter 1998 increased to $67.8 million from $58.7 million for third quarter 1997. The number of closings during third quarter 1998 increased by 54 homes, or 14.1%, to 437 homes from 383 homes closed during third quarter 1997. The increase in revenues is attributable to the additional closings and a higher average home price, which increased by 1.0% to $154,657 during third quarter 1998 from $153,151 during third quarter 1997. Included in revenues were other revenues, consisting of the sale of land and building supplies to other builders, which were $180,000 for third quarter 1998 compared to $100,000 for third quarter 1997.

     GROSS PROFIT. Gross profit for third quarter 1998 increased to $12.5 million from $12.0 million for third quarter 1997. As a percentage of revenues, the gross profit margin declined to 18.5% for third quarter 1998 from 20.5% for third quarter 1997. Of this 2.0% decline, 1.4% was due to construction cost increases. As market volume increased, the Company found it necessary to pay higher costs in order to attract quality vendors and to expand the capacity of existing subcontractors. The remaining 0.6% of this gross profit margin decline resulted from increased financing costs that the Company pays on behalf of its customers. Changes in FHA financing rules caused many customers to move from FHA financing to more expensive conventional financing. In order to offset these increases, the Company raised its sales prices. The September 30, 1998 backlog reflects a 6.6% increase in the average sales value of homes over the same period in 1997 due to a combination of sales price increases and a modest change in the product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for third quarter 1998 increased to $6.9 million from $5.9 million for third quarter 1997. As a percentage of revenues, selling, general and administrative expenses increased to 10.2% from 10.0%. Of the increase, $800,000 is attributable to variable expenses such as sales commissions, delivery expense and contract administration, a portion of which was offset by favorable experience in the Company's self-insured medical plan. During third quarter 1998, the Company also incurred non-variable increases totaling $200,000, which included system conversion expenses related to Year 2000 compliance and startup costs related to entry into the Louisville market.

     INTEREST EXPENSE. Interest expense for third quarter 1998 decreased to $1.2 million from $1.5 million for third quarter 1997. As a percentage of revenues, interest expense for third quarter 1998 decreased to 1.8% from 2.6% for third quarter 1997. The average revolving line of credit borrowings outstanding were $56.6 million and $54.5 million for the third quarter of 1998 and 1997, respectively. The weighted average rate of interest under the Company's revolving line of credit was 8.6% for the third quarter of 1998 compared to 8.8% for third quarter 1997. The primary reason interest expense decreased during third quarter 1998 compared to third quarter 1997 was the Company capitalized more interest during third quarter 1998 than third quarter 1997 as a result of increased land development and home construction during third quarter 1998 compared to third quarter 1997.

     PROVISION FOR INCOME TAXES. Income tax expense for both third quarter 1998 and 1997 was $1.9 million. The Company's estimated annual effective tax rate was 42.0% for both third quarters 1998 and 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. Revenues for the nine months ended September 30, 1998 increased to a record $190.3 million from $152.4 million for the nine months ended September 30, 1997. The number of closings during the first nine months of 1998 increased by 239 homes, or 23.2%, to a record 1,268 homes from 1,029 homes closed during the same period in 1997. Included in the 239 additional homes closed during the first nine months of 1998 are seven model homes that were sold and leased back by the Company for use as sales models. The increase in revenues is attributable to the additional closings and higher average home sales price, which increased 2.1% to $149,679 during the first nine months of 1998 from $146,538 during the first nine months of 1997. The increase in the average home sales price is primarily attributable to the Company's customers purchasing larger homes, homes with more options, and price increases by the Company. Customers were able to purchase larger homes and homes with more options during 1998 because the Company has been offering a greater selection of larger homes and because the FHA mortgage limits were increased allowing customers to finance larger homes. Included in revenues were other revenues, consisting of the sales of land and building supplies to other builders, which were $460,000 for the first nine months of 1998 compared to $1.6 million for the first nine months of 1997.

     GROSS PROFIT. Gross profit for the first nine months of 1998 increased to $36.4 million from $31.4 million for the first nine months of 1997, primarily as a result of closing 239 additional homes in the first nine months of 1998. As a percentage of revenues, the gross profit margin declined to 19.1% for the first nine months of 1998 from 20.6% for the first nine months of 1997. The decrease in gross profit margin for the first nine months of 1998 is principally attributed to increased direct construction costs and higher closing costs. In addition, the Company sold and leased back seven model homes on which all gross profit was deferred, pending recognition against future model home lease expense.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first nine months of 1998 increased to $20.3 million from $16.9 million for the first nine months of 1997. This $3.4 million increase in selling, general and administrative expenses is primarily the result of the increase in the number of closings resulting in higher selling, delivery and contract administrative costs. As a percentage of revenues, selling, general and administrative expenses for the first nine months of 1998 decreased to 10.6% from 11.1% for the first nine months of 1997.

     INTEREST EXPENSE. Interest expense for the first nine months of 1998 decreased to $3.6 million from $4.7 million for the first nine months of 1997. As a percentage of revenues, interest expense for the first nine months of 1998 decreased to 1.9% from 3.1% for the first nine months of 1997. The primary reasons for the decrease in interest expense were lower average revolving line of credit borrowings, a lower average interest rate and additional capitalized interest in 1998 compared to 1997. The average revolving line of credit borrowings outstanding were $55.4 million and $59.8 million for the first nine months of 1998 and 1997, respectively. The weighted average rate of interest under the Company's revolving line of credit was 8.4% for the first nine months of 1998 compared to 8.8% for the first nine months of 1997.

     PROVISION FOR INCOME TAXES. Income tax expense for the first nine months of 1998 increased to $5.2 million from $4.1 million for the first nine months of 1997. The Company's estimated annual effective tax rate was 42.0% for the first nine months of both 1998 and 1997.

SOURCES AND USES OF CASH

     NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net cash provided by operating activities for the first nine months of 1998 was $597,000 compared to $98,000 used in operating activities for the first nine months of 1997. Net income for the first nine months of 1998 provided cash flow of $7.2 million compared to $5.7 million for the first nine months of 1997. Cash from operating activities increased between the two periods principally because the Company invested $1.5 million less in real estate inventories during the first nine months of 1998 compared with the first nine months of 1997. Offsetting the decreased investment in real estate inventories during 1998 were additional payments for prepaid and other expenses. During the first nine months of 1998 the Company invested $1.4 million in property and equipment, compared to $263,000 during the first nine months of 1997. The Company invested cash of $1.4 million for the construction of a lumber division warehouse and leasehold improvements to the corporate office building and incurred new lease obligations of $1.4 million for new computer software. Net cash provided by financing activities during the first nine months of 1998 was $765,000 compared to $294,000 for the first nine months of 1997. Included in financing activities for 1998 were payments of $1.5 million for prepaid loan fees and $1.8 million for payments on term debt compared to $600,000 for payment of term debt in 1997.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots upon which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At September 30, 1998, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 5,100 lots and the Company controlled through option agreements, an additional 5,200 lots. During the third quarter of 1998 the Company exercised options to purchase 687 controlled lots. Option agreements expire at varying dates through August 31, 2003. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

     Homes under construction at September 30, 1998 increased to $54.8 million from $48.0 million at year-end 1997 as a result of seasonal construction activity and increased sales activity. On September 30, 1998, the Company had 79 inventory homes in various stages of construction, which represented an aggregate investment of $4.2 million, compared to 82 inventory homes in various stages of construction, which represented an aggregate investment of $4.9 million at September 30, 1997. Inventory at the Company's lumber division increased to $3.7 million at September 30, 1998 from $2.3 million at September 30, 1997. The inventory increase was a result of increased sales and construction activity and the Company's decision to warehouse and distribute Andersen(R) wood windows for use in its construction activities.

     SELLER-PROVIDED DEBT

     The Company had $3.3 million and $1.4 million of seller-provided term debt outstanding at September 30, 1998 and 1997, respectively. The Company did not acquire any additional seller-provided term debt during the first nine months of 1998. The seller-provided term debt outstanding at September 30, 1998 has interest rates that range between 6.5% and 8.5% and terms that require repayment between 1999 and 2001.

     LAND PURCHASE COMMITMENTS

     At September 30, 1998, the Company had commitments to purchase 130 residential lots and unimproved land that the Company will develop into 28 lots, at an aggregate cost of $5.5 million, net of deposits. Included in the commitments are 67 lots in Louisville, Kentucky that have an aggregate cost, net of deposits, of $2.9 million. In addition, at September 30, 1998, the Company had $43.4 million of cancelable obligations to purchase residential lots and unimproved land in which $777,000 in good faith deposits had been invested by the Company. The majority of the land subject to cancelable obligations is for post 1998 development activities. The Company expects to fund its 1998 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facility.

     CREDIT FACILITIES

     On May 29, 1998 the Company entered into a $125 million Senior Unsecured Revolving Credit Facility ("the Facility"). Five lending banks are party to the Facility, which was syndicated by Huntington Capital Corp. Huntington National Bank is the Administrative Agent and Issuing Bank of the Facility. Proceeds from the Facility were used to refinance the Company's previous $90 million bank credit facility and will also be used for working capital, capital expenditures, acquisition financing and for other general corporate purposes. See Note 4 to the Financial Statements for additional details.

     The Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. Since the inception of the Facility the variable margin has been 1.75%.

     As of September 30, 1998, the Company was in compliance with Facility covenants and the Company had $23.0 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the credit Facility could increase, depending on the Company's utilization of the proceeds.

     YEAR 2000 ISSUES

     The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. Accordingly, such computer programs do not distinguish a year that begins with "20" from a year that begins with "19". If not corrected, these computer programs could fail or create erroneous results.

     The Company is in the process of developing and implementing a plan for the identification and remediation of Year 2000 issues that could affect its business. The identification and remediation plan has five categories: (1) mission critical software, (2) other software, (3) information technology hardware, (4) non-information technology systems, and (5) third party related issues.

MISSION CRITICAL SOFTWARE: The Company has identified four mission critical software systems: homebuilding accounting and job cost, contract administration, sales management and lumber division accounting and inventory management. In January 1998, the Company purchased and began implementation of a JDEdwards homebuilding and job cost accounting software system. The project was completed July 1, 1998 and has been tested as Year 2000 compliant. In August 1998, the Company completed transition of its contract administration and sales management software systems to new software systems which have been tested as Year 2000 compliant. In September 1998, the Company began implementation of a JDEdwards accounting and inventory management software system at its lumber division. This system has been warranted to be Year 2000 compliant. The Company expects to complete the implementation of this software system by February 1999.

OTHER SOFTWARE: The Company maintains and periodically updates an inventory of all other software utilized by it, such as word processing, spreadsheet and database management. During third quarter 1998, the Company began testing this software for Year 2000 compliance. The Company expects to complete this testing and transition to Year 2000 compliant software by second quarter 1999.

INFORMATION TECHNOLOGY HARDWARE: The Company maintains and periodically updates an inventory of all information technology hardware. The Company has identified and tested for Year 2000 compliance the items that are likely to have the greatest impact on the Company's ability to conduct business, such as its network server. During fourth quarter 1998, the Company intends to begin evaluating the remainder of its information technology hardware. The Company expects to complete this testing and replace any non-compliant hardware by third quarter 1999.

NON-INFORMATION TECHNOLOGY SYSTEMS: The Company has begun developing an inventory of all non-information technology systems that are likely to have a material impact on the Company's ability to conduct business, such as telephones and security systems. The Company intends to perform internal testing and gather third party representations as to the systems' Year 2000 compliance. This process and any necessary migrations to new systems are expected to be completed by third quarter 1999.

THIRD PARTY RELATED ISSUES: The Company has identified those vendors and subcontractors which have a material affect on the Company's ability to conduct business. The Company is developing a questionnaire to be completed by all such vendors and subcontractors with respect to their own Year 2000 compliance. The Company intends to distribute these questionnaires and analyze the responses during first quarter 1999, and to take appropriate action to assist non-compliant vendors and subcontractors to become compliant and/or to transition to compliant vendors and subcontractors as soon as practicable prior to the end of 1999.

COSTS TO ADDRESS THE YEAR 2000 ISSUES: The Company has spent approximately $2.2 million on its Year 2000 compliance plan through the third quarter 1998 and has budgeted a total cost of $2.8 million. These costs include normal system upgrades and technology improvements that would have been implemented regardless of the Year 2000 issue.

     RISKS: Failure of the Company or its vendors and subcontractors to adequately address the Year 2000 issues in a timely manner could impede the Company's ability to build and close homes and thus have a material adverse affect on the Company's ability to generate revenues. Accordingly, the Company intends to address all known Year 2000 issues before problems materialize. Should the efforts on the part of the Company, its vendors, and subcontractors fail to adequately address their relevant Year 2000 issues, the worst case scenario would be an interruption of revenues of an undetermined length of time. As indicated above, the Company expects to complete its internal testing and transition to Year 2000 compliant software and hardware by third quarter 1999. The Company does not know at this time whether the vendors and subcontractors which are material to its business are currently Year 2000 compliant and, if not, whether they will become Year 2000 compliant on a timely basis. The Company has not yet begun to develop a contingency plan in the event that current non-compliant vendors and subcontractors cannot become compliant on a timely basis, but it intends to develop such a plan by third quarter 1999.

INFLATION AND OTHER COST INCREASES

     The Company is not always able to reflect all of its cost increases in the prices of its homes because competitive pressures and other factors require it in many cases to maintain or discount those prices. While the Company attempts to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, unanticipated additional costs may be incurred which cannot be passed onto the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require the Company, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, additional costs may be incurred to obtain subcontractor availability when certain trades are not readily available, which additional costs can result in lower gross profits.



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

Item 2.       Changes in Securities and Use of Proceeds.  Not applicable.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable

Item 5.       Other Information.

              Any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders (the "1999 Annual Meeting") must submit such proposal to the Company no later than December 18, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to March 3, 1999 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.

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





                                               DOMINION HOMES, INC.
                                               (Registrant)



Date:    November 13, 1998                     By:    /s/ Douglas G. Borror
                                                      --------------------
                                                      Douglas G. Borror
                                                      Chief Executive Officer,
                                                      President



Date:    November 13, 1998                     By:    /s/ Jon M. Donnell
                                                      -----------------
                                                      Jon M. Donnell
                                                      Chief Operating Officer



Date:    November 13, 1998                     By:    /s/ Peter J. O'Hanlon
                                                      --------------------
                                                      Peter J. O'Hanlon
                                                      Chief Financial Officer

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

3.2                Amended and Restated Code of Regulations of Borror Corporation       Incorporated by reference to
                                                                                        Exhibit 3.2 to Form S-1.

4.                 Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to
                                                                                        Exhibit 4 to the Company's March 31,
                                                                                        1997 Form 10-Q.

10.1               Restricted Stock Agreement, dated August 1, 1998, between Dominion   Incorporated by reference to
                   Homes, Inc. and Jon M. Donnell                                       Exhibit 10.27 to the Company's June
                                                                                        30, 1998 Form 10-Q.

10.2               Incentive Stock Option Agreement dated July 1, 1998, between         Incorporated by reference to
                   Dominion Homes, Inc. and Jon M. Donnell                              Exhibit 10.28 to the Company's June
                                                                                        30, 1998 Form 10-Q.

10.3               Amendment to Dominion Homes, Inc. Incentive Stock Option Plan,       Incorporated by reference to
                   dated July 29, 1998                                                  Exhibit 10.29 to the Company's June
                                                                                        30, 1998 Form 10-Q.

10.4               Amendment to Dominion Homes, Inc. Amended and Restated Executive     Incorporated by reference to
                   Deferred Compensation Plan, dated July 29, 1998                      Exhibit 10.30 to the Company's June
                                                                                        30, 1998 Form 10-Q.

10.5               Office Sublease Agreement, dated July 31, 1998, between Dominion     Incorporated by reference to
                   Homes, Inc. and Alliance Title Agency, LTD.                          Exhibit 10.31 to the Company's June
                                                                                        30, 1998 Form 10-Q.

27*                Financial Data Schedule                                              Filed herewith

*  Filed Herewith