Form 10-K
period 1998-12-31
DOMINION HOMES INC
filed 1999-03-19
CIK 917857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

     ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998

                                  or

    (    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____________ to _____________

                         Commission File Number: 0-23270

                              DOMINION HOMES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)
                    Ohio                                 31-1393233
         --------------------------------               --------------------
          (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         5501 Frantz Road, Dublin, Ohio                        43017
      ----------------------------------------               ----------
      (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: 614-761-6000

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Shares With No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                       -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


Based upon the closing sale price reported on the NASDAQ National Market on March 15, 1999, the aggregate market value of the Common Shares of the Registrant held by non-affiliates (assuming, for this purpose, that all executive officers and directors are affiliates) on that date was $20,320,344.

As of March 15, 1999 there were 6,290,104 Common Shares issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999 (in pertinent part, as
              indicated)........................................Part III

                                     PART I

Item 1     BUSINESS
           --------

BACKGROUND

         Dominion Homes, Inc. ("the Company") was incorporated in Ohio in October 1993 in anticipation of its initial public offering. Prior to consummation of the Company's initial public offering in March 1994, the Company was operated as part of the homebuilding and related divisions (the "Homebuilding Divisions") of BRC Properties Inc. ("BRC") (formerly known as Borror Realty Company), an Ohio corporation incorporated in 1946. BRC started building homes in 1976 under the direction of Donald A. Borror, the Company's current Chairman of the Board. In connection with the Company's initial public offering, the Company acquired from BRC substantially all of the operating assets of the Homebuilding Divisions. At March 15, 1999, BRC owned 4,082,000 Common Shares of the Company, representing 65.0% of the issued and outstanding Common Shares.

         The principal corporate offices of the Company are located at 5501 Frantz Road, Dublin, Ohio and its telephone number is (614) 761-6000.

MARKET OVERVIEW

         The Company conducts its homebuilding operations in two markets, Central Ohio and Louisville, Kentucky. The Company is currently the largest homebuilder in the Central Ohio market (based upon home deliveries) and had a 25.8% share of the Central Ohio homebuilding market in 1998. Columbus, the capital of Ohio, has been a stable market, with diverse economic and employment bases. Columbus is also the home of The Ohio State University, which has the second largest number of students on one campus of any university in the United States. In addition, a number of notable organizations have their headquarters in Central Ohio, including Honda of America Manufacturing, Inc., The Limited, Inc., Nationwide Insurance Company, Wendy's International, Inc., Huntington Bancshares Incorporated, Battelle Memorial Institute, Worthington Industries, Inc., The Scotts Company and Cardinal Health, Inc. Columbus also is the county seat of Franklin County and the largest city in the Columbus Metropolitan Statistical Area (the "CMSA"). The CMSA includes Franklin, Pickaway, Madison, Fairfield, Delaware and Licking Counties (the "CMSA Counties"). References herein to Central Ohio means the CMSA Counties and Union County. The Company builds homes in Union County and in all of the CMSA Counties except Pickaway and Madison Counties.

         During late third quarter 1998, the Company entered the Louisville, Kentucky market. This resulted from extensive research of potential markets for expansion beyond Central Ohio. The Company chose Louisville because of its proximity to Central Ohio, its lack of builders with dominant market share and the ability of the Company to provide similar product offerings. The Company also considered Louisville's strong economy, developed land supply and available subcontractor base. The Louisville Metropolitan Statistical Area (the "LMSA") is comprised of Jefferson, Oldham, Bullitt and Shelby Counties in Kentucky and Harrison, Floyd and Clark Counties in Southern Indiana. By year-end 1998 the Company had opened and staffed an office, purchased several lots and had identified and agreed to purchase lots and undeveloped land in the Louisville area. As of December 31, 1998, the Company had commenced construction of two homes in the Louisville market. Except to the extent that specific reference is made to the Louisville market, all information provided in Part I relates solely to the Central Ohio market.

PRODUCTS

The Company offers three distinct series of single-family homes that are differentiated by size, price, standard features and available options. This product diversity allows the Company to target specific market segments and appeal to a wide range of homebuyers. The Company's products range from starter homes to executive homes with prices from $98,500 to more than $300,000. Homes offered in the Century Series generally range in size from 1,100 to 1,900 square feet, at prices from $98,500 to $175,000, and are targeted to appeal primarily to young, entry level home buyers. Homes offered in the Celebrity Series generally range in size from 1,700 to 2,400 square feet, at prices from $135,000 to $205,000, and are targeted to appeal to both entry level and first-time, move-up home buyers. Homes offered in the Tradition Series generally range in size from 2,000 to 3,000 square feet, at prices from $160,000 to more than $300,000, and are targeted to appeal primarily to existing homeowners who desire to move up to larger homes with more amenities.

         The Company is a "full option" homebuilder. Each of the Company's homes has a standard design and basic features. After the purchaser has chosen a home from over 40 standard floor plans and elevations available, the purchaser can "individualize" the home, at additional cost, through the selection of structural, exterior and interior options. Structural options include two-foot side-wall extensions, side-load garages and master bathrooms. Exterior/interior options include brick or stone facades, fireplaces, and upgrades on bathroom and kitchen fixtures, cabinets, tiles and floorings. The Company's homes feature nationally recognized and industry leading brand names, including Trane(R) natural gas furnaces, Andersen(R) wood windows, Armstrong(R) flooring, General Electric appliances(R), Wilsonart(R) decorative laminate, Aristokraft(R) cabinets and the Kohler(R) family of bathroom and kitchen fixtures.

MARKETING AND SALES

         The Company markets all of its homes under the "Dominion Homes(R)" tradename. The Company has an extensive targeted marketing program that includes advertising by radio, television, newspapers, magazines, direct mail, and billboards. The Company's advertising typically emphasizes either the quality of its homes, the location of its communities, the brand name components used in its homes or the wide variety of its home styles and options. The Company believes these factors differentiate its products and reinforce its "Dominion Homes - The Best of Everything(R)" brand awareness program. At the end of 1998, according to a third party survey, the Dominion Homes(R) name was recognized by 93% of the Central Ohio respondents.

         The Company also markets a "Helping Hand Program" to purchasers of its Century Series Homes. The Helping Hand Program is a work equity program approved by the U.S. Department of Housing and Urban Development which permits home buyers to reduce their down payments by performing some minor construction tasks themselves. Through training seminars conducted monthly by the Company's personnel and a detailed video, participating home buyers receive step-by-step guidance on completing these tasks. The Company aggressively markets this program because it enables the Company to sell homes to entry level home buyers who otherwise would not have the down payment necessary to qualify for mortgage financing. This program also allows home buyers to purchase homes with more desirable features and amenities than they would otherwise qualify to purchase. In 1998, approximately 81% of the purchasers of the Company's Century Series homes participated in the Helping Hand Program.

         The Company conducts its home sales from on-site sales offices in furnished model homes. Each sales representative is an employee of the Company and is trained and equipped to fully explain the features and benefits of the Company's homes, to determine which home best suits the customer's needs, and to explain the construction process. The Company devotes significant attention to the continued training of sales representatives to assure high levels of professionalism and product knowledge. The Company believes that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables the Company to communicate a consistent message to its customers. Sales representatives are compensated on a commission and bonus basis. At December 31, 1998, the Company employed 29 sales representatives and operated 27 model homes.

         The Company welcomes independent broker participation because it believes that such participation introduces the Company to customers who might not otherwise consider purchasing a home from the Company. In 1998, the Company paid sales commissions of $5.0 million to independent brokers on 1,011 homes that had an aggregate sales price of $156.7 million.

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

         Sales of the Company's homes are made pursuant to standard sales contracts. These contracts generally require the purchaser to make a $500 deposit when the contract is executed and to pay the balance of the cash down payment, typically up to 3.0% of the purchase price, at the start of construction.

         The Company generally does not commence construction of a home until it obtains a sales contract and notice from the customer's lender that mortgage financing has been approved. However, the Company routinely commences construction of a home with a sales contract that is contingent upon the customer selling an existing home. Some customers fail to complete their contracts, which results in partially constructed homes that are no longer under contract. In addition, the Company selectively starts construction of a limited number of homes without a contract to create an inventory in anticipation of seasonal demand and to attract customers, such as corporate transferees, who need homes within 60 to 90 days. At December 31, 1998, the Company had 119 inventory homes in various stages of construction of which 117 were located in the Central Ohio area.

DESIGN AND CONSTRUCTION

         The Company believes it is a leading innovator in new home construction. Its homes include superior construction features such as its engineered floor truss system; safer, less steep stairs; B.F. Goodrich(R) CPVC plumbing pipe; and Twenty-first Century wiring, which includes Category 5 wiring and two-way interactive cable wiring.

         The Company employs a full-service architectural department which controls the design of its homes. Each home design is value-engineered for greater efficiency in the building process and lower cost to the purchaser. For example, where possible, back-to-back bathrooms are designed to avoid the need for multiple drains and room sizes are designed to correspond to standard carpet widths to avoid the expense and waste involved in cutting carpet. On an ongoing basis, the design team utilizes the Company's knowledge of the Central Ohio market and feedback gained from its customers to create new designs and modify existing designs to keep pace with changing consumer preferences.

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

         The Company has reduced its exposure to risks of inadequate supply and significant price fluctuations through its ownership of a lumberyard, which allows it to purchase its lumber directly from mills and wholesalers. From time to time the Company purchases lumber for delayed delivery to ensure adequate supply and predictable cost. During 1998, substantially all of the lumber purchased through the lumberyard was used by the Company. Additionally, the Company distributes roof shingles, windows and doors through its lumberyard. The Company will continue to explore distribution opportunities through its lumberyard.

         The Company has integrated various information and administrative systems to support its construction operations. One of the principal reasons for the $2 million conversion to JDEdwards software during 1998 was its ability to control and define the building process. This management information system allows the Company to control construction costs by making available the information necessary to monitor subcontractor performance and expenditures on each home. Subcontracted work is authorized by work orders, the cost of deviations from the work order must be approved for payment by the Company's construction superintendents and significant cost variances are investigated. These techniques permit the Company to effectively monitor gross profit margins.

DECORATING CENTER

         Since the introduction of its decorating center in 1990, the Company has been able to offer customers full-service advice in the decorating process. Providing the ambiance of a quality retail store, the decorating center features full-sized samples, vignettes, and computer-aided graphics that depict the exterior of the customer's home. These features allow the customer to visualize color combinations and options, feel the textures, and picture how the selections work together. Management believes that the decorating center reduces customer anxiety in the decorating and selection process and significantly contributes to customer satisfaction.

         The Company's decorating consultants are available to assist customers in making selections from among hundreds of options on display at the decorating center, from bathroom fixtures to outdoor siding.

CUSTOMER SATISFACTION PROGRAM

         The Company's strategy is customer driven and market focused. The Company recognizes that for most customers the purchase of a home represents the single largest investment that they will ever make. The Company strives to ensure the soundness of this investment through the timely delivery of quality homes that are located in attractive communities and provide lasting value.

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

         The Company's "Gold Medal" quality assurance program is designed to provide the customer with peace of mind. Under this program, each home is subject to eight separate inspections by the Company's construction personnel, and members of the Company's senior management inspect randomly selected homes on a monthly basis. Because of the Company's attention to quality and its commitment to "doing it right the first time," the Company offers a comprehensive warranty program that features a two-year warranty covering all mechanical elements (including heating, plumbing and electrical systems), roof, windows and doors, as well as a thirty-year warranty covering all major structural components. The structural warranty on each home is automatically transferable to subsequent owners of the home. The Company also passes along to its customers all warranties provided by manufacturers and suppliers. The Company believes that its warranty program is one of the best warranty packages offered in the homebuilding industry.

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

LAND ACQUISITION AND DEVELOPMENT

         The Company believes that one of its key strengths has been its ability to identify and acquire property to be utilized as lots for future residential home development. The Company's practice has been to develop most of the lots on which it builds its homes. The Company generally does not buy unimproved land for speculation and generally limits its investment in unimproved land to an amount that it expects to be able to develop and sell within three to five years. In recent years the process to obtain the required zoning and other approvals necessary to build the Company's communities has taken longer and has become increasingly difficult. Consequently, the Company is identifying and starting these processes earlier than in the past.

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

         Although the Company purchases land and engages in land development activities primarily for the purpose of maintaining an adequate supply of lots on which to build, the Company also sells unimproved land and finished lots to developers and other homebuilders. Revenues from the sale of unimproved land and developed lots in 1998 was $3.8 million.

         Prior to the acquisition of unimproved land, the Company ensures that any necessary zoning, environmental or other governmental approvals required to develop the land into residential lots have been obtained and that the land is served by utilities. The Company's engineering and design professionals then plan and engineer the land and construct the streets, sewers, water and drainage facilities and other improvements to meet the Company's specifications. In developing land, the Company is required by some municipalities and other governmental authorities to provide letters of credit to secure performance of the Company's obligations to install sewers, streets and other improvements. At December 31, 1998, the Company had an aggregate of $13.6 million of letters of credit outstanding for these purposes. In addition, the Company provided $1.0 million of letters of credit to secure contracts the Company entered into for land commitments. The Company does not believe that any of the outstanding letters of credit are likely to be drawn upon.

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

         The Company occasionally enters into joint venture agreements with other homebuilders to own and develop communities. The primary reason is to limit the Company's exposure to owning large amounts of land in a single community and the risks associated with longer holding periods for those larger communities. The Company also has purchased finished lots in certain communities which were developed by BRC under various joint venture agreements. The Company purchased the last lots subject to these joint venture agreements during 1998. The lots were purchased at a purchase price equal to the lesser of (i) BRC's adjusted tax basis in such lots plus $500 per lot or (ii) the fair market value of such lots. Such purchases totaled approximately $1.3 million for the year ended December 31, 1998.

         Land inventory owned by the Company includes land titled in the Company's name or which the Company is committed to purchase. Land inventory controlled by the Company represents land which the Company has the right to acquire under contingent purchase contracts and option contracts.

         The following table sets forth the Company's land inventory as of December 31, 1998:


                                      Finished           Lots Under        Unimproved Land            Total
Land Inventory                          Lots            Development         Estimated Lots        Estimated Lots
--------------                          ----            -----------         --------------        --------------
Owned by the Company
    Central Ohio                        1,008               860                  3,112                4,980
    Louisville, Kentucky                    2               141                    126                  269
Controlled by the Company
    Central Ohio                            0                 0                  4,920                4,920
    Louisville, Kentucky                    0                 0                    212                  212
                                        -----             -----                  -----               ------
                                        1,010             1,001                  8,370               10,381
                                        =====             =====                  =====               ======

CUSTOMER FINANCING

         The Company currently does not offer customer financing because it does not own or operate a mortgage lending business. However, the Company does assist customers in obtaining financing by referring them to independent mortgage brokers that offer qualified customers a variety of financing options, including both government insured and conventional financing programs. Additionally, the Company pays certain elements of its customers' costs of financing with certain mortgage lenders with which the Company has a relationship, including customer origination fees, rate commitment fees and discount points. In the event that a customer chooses to make his or her own financing arrangements, the Company will reduce the purchase price of the home.

         The Company will build a home under Federal Housing Administration ("FHA") or Department of Veteran Affairs ("VA") guidelines to allow the customer to finance the purchase through a FHA or VA mortgage program. In comparison to conventional financing, government insured financing generally allows customers to purchase homes with a higher percentage of their incomes directed toward housing expenses and with lower down payments (as little as no money down when used in conjunction with the Company's Helping Hand Program). FHA and VA rules are also generally more liberal with respect to the amount of points and closing costs that the seller may pay. During 1998, 49.6% of the Company's closings involved government insured financing. However, the Company expects significantly more customers will use FHA financing programs due to the increase in the FHA financing limit that occurred in February 1999. At December 31, 1998, the FHA financing limit was $128,700 in the CMSA Counties, $118,000 in Union County and $119,600 in the LMSA Counties. In February 1999, the FHA financing limit was increased to $185,483 in the CMSA Counties and, in January 1999, the FHA financing limit was increased to $152,000 in the LMSA Counties.

         The Company offers its Helping Hand Program to purchasers of Century Series Homes. The Helping Hand Program is a work-equity program, approved by HUD, which allows homebuyers to reduce down payments significantly by performing certain minor construction tasks themselves.

         Because virtually all of the Company's customers use long-term first mortgages to finance their home purchases, adverse economic conditions, increases in unemployment, increases in mortgage interest rates and a reduction in the scope or funding of government programs could deter or eliminate a substantial number of potential customers for the Company's homes.

TITLE INSURANCE AGENCY

         During the first quarter of 1997, the Company participated in the creation of a title insurance agency, Alliance Title Agency, that began operating on April 1, 1997. Alliance was formed to provide title insurance to the Company's customers and third parties and to facilitate closing of the Company's homes. The Company believes that, through the operations of Alliance, the Company has improved service to customers and enhanced its administrative processes. The Company owns 49.9% of Alliance.

AVAILABILITY OF LABOR AND RAW MATERIALS

         During periods of increased construction activity, the homebuilding industry has faced shortages in the availability of skilled labor. Waiting for skilled labor to become available may result in construction delays, while the use of less skilled labor to fill a skilled labor shortage may cause quality standards to suffer. Additionally, harsh winters could result in a larger than usual labor demand in the early spring from the homebuilding industry. Increases in the demand for skilled labor can also result in increases in the cost of such labor. The Company believes that, by taking a long-term approach to its relationships with subcontractors and by providing consistent work, it is able to enhance its ability to retain subcontractors and better control the cost of skilled labor. However, significant increases in home deliveries from year to year have resulted in cost increases in past years.

         The principal raw materials used in the homebuilding industry, lumber, brick and concrete, as well as plumbing and electrical supplies, generally are available from a variety of sources, but are subject to periodic price fluctuations. In particular, lumber has occasionally been subject to limited availability and significant price increases. Because the Company may not be able to pass price increases in raw materials or labor on to its customers, future price increases in these items could have a material adverse effect on the Company's profitability.

COMPETITION

         The homebuilding industry in the Central Ohio and Louisville, Kentucky markets is highly competitive. The Company competes with national, regional and local homebuilders, some of which have greater financial, marketing, sales and other resources than the Company. The Company competes with other homebuilders and the resale market for the sale of homes on the basis of such factors as location, price, design and the Company's reputation for quality and service. The Company also competes with other homebuilders for materials and skilled labor and with other homebuilders and land developers for financing and desirable unimproved land. The Company believes that its primary competitive strengths are: (i) knowledge of the Central Ohio market, which has allowed it to capitalize on opportunities for advantageous land acquisition in desirable locations; (ii) ability to design and offer communities and homes that home buyers find appealing and (iii) reputation for quality and service.

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

         The Company could be subject to periodic delays or precluded entirely from developing land due to building moratoriums. Generally, such moratoriums relate to insufficient water or sewage facilities within specific areas or subdivisions. To date, moratoriums have not had a material adverse effect on the Company's business.

         The Company often obtains options to purchase unimproved land but does not purchase such land until it is assured that the land will be serviced by utilities, and has acceptable zoning in place, and it is satisfied with the results of soil and wetland studies. Although these issues have not materially affected the Company in the past, they are becoming more significant obstacles to the development of land by the Company and the homebuilding industry in general. Obtaining acceptable zoning and overcoming objections of neighborhood groups and citizen activists is becoming more difficult, time consuming and expensive. There can be no assurance that these issues will not adversely affect the Company in the future. There can also be no assurance that the Company will not be required to incur material liabilities relating to the removal of hazardous waste or other environmental matters.

SERVICE MARKS

         The Company uses, owns, and has obtained federal registration for the service marks "Dominion Homes" and "The Best of Everything".

EMPLOYEES


         On December 31, 1998, the Company employed 408 individuals (including 14 part-time employees) in Central Ohio and 5 individuals in Louisville, Kentucky. In Central Ohio, the Company employed 162 individuals in construction, 68 in sales, 66 in the lumber division, 11 in land development and 101 in management, administrative or clerical positions. In Louisville, the Company employed two individuals in construction, one in sales and two in management, administrative and clerical positions. The Company's employees are not represented by labor unions or covered by collective bargaining agreements. The Company believes that its relationships with its employees and subcontractors are generally good.

OTHER INFORMATION

         Information regarding Year 2000 issues, seasonality, practices of the Company regarding working capital items and backlog orders is contained in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2     PROPERTIES
           ----------

         The Company leases its corporate offices from BRC. The lease was effective January 1, 1998 and runs for twelve years with a rental rate of $12.00 per square foot on a total net basis. The lease contains two options to renew for periods of five years each at then-current market rates. The rental rates were established by an MAI appraiser commissioned by the Affiliated Transaction Review Committee of the Company's Board of Directors, and confirmed in a review by a second MAI appraiser.

         The Company owns a lumberyard located on approximately six acres in Columbus, Ohio. The facility includes nine buildings, constructed of steel, wood or concrete block and contains approximately 75,000 square feet of space.

         The Company leases its 4,200 square foot decorating center in Central Ohio from BRC.

         In addition, the Company leases from unaffiliated third parties approximately 2,400 square feet of office space in Louisville, Kentucky and an aggregate of 5,400 square feet of office-warehouse space in three Central Ohio locations.

         The Company has entered into a program with an unaffiliated third party to sell and lease back many of its model homes. At December, 1998 the Company was leasing 21 model homes in Central Ohio pursuant to this program. These leases have one-year terms and then become month-to-month leases, controlled by the Company. The Company also leases four additional model homes in Central Ohio from other unaffiliated third parties.

Item 3     LEGAL PROCEEDINGS
           -----------------

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

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

     Not applicable.

                                     PART II

Item 5     MARKET FOR REGISTRANT'S COMMON EQUITY
           -------------------------------------
           AND RELATED STOCKHOLDER MATTERS
           -------------------------------

         The Company's Common Shares are traded on the Nasdaq National Market under the symbol "DHOM." The following table sets forth for the periods indicated the high and low sales prices for the Common Shares, as reported by the Nasdaq National Market.

                                                                                       Sales Prices
                                                                                       ------------
          Calendar Year Ending December 31, 1999                                     High           Low
          --------------------------------------                                     ----           ---

          First Quarter (Through March 15, 1999)............................        $11.13         $ 8.88


          Calendar Year Ended December 31, 1998                                     High             Low
          -------------------------------------                                     ----             ---

          First Quarter.....................................................        $14.00         $ 9.25
          Second Quarter....................................................        $14.88         $12.00
          Third Quarter.....................................................        $17.50         $ 9.25
          Fourth Quarter....................................................        $11.63         $ 8.00


          Calendar Year Ended December 31, 1997                                     High             Low
          -------------------------------------                                     ----             ---

          First Quarter.....................................................        $ 5.13         $ 4.38
          Second Quarter....................................................        $ 5.00         $ 4.38
          Third Quarter.....................................................        $ 9.00         $ 4.38
          Fourth Quarter....................................................        $12.00         $ 7.63


         On March 15, 1999, the last sale price of the Common Shares, as reported by the Nasdaq National Market, was $9.00 per share, and there were approximately 145 holders of record of the Common Shares.

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

Selected Financial Data                          1998            1997           1996           1995            1994
-----------------------                          ----            ----           ----           ----            ----

Revenues.....................................  $264,937        $207,926       $175,579       $178,112        $161,895
Gross profit.................................    49,760          42,185         32,579         27,102          32,701
Income from operations.......................    21,110          18,919         12,756            887           6,333
Income (loss) before income taxes............    16,553          13,274          6,411         (5,182)          3,315
Provision for income taxes(1)................     6,942           5,569          2,374         (1,684)          1,326
Net income (loss)(1).........................     9,611           7,705          4,037         (3,498)          1,989
Diluted earnings (loss) per share(1).........      1.46            1.20           0.64          (0.56)           0.35
Total assets at year end.....................   135,356         117,795        103,826        105,031         118,215
Long term obligations at year end............    64,876          57,763         54,563         61,782          70,363

Operating Data                                   1998            1997           1996           1995            1994
--------------                                   ----            ----           ----           ----            ----
Homes:
     Sales contracts (2).........                  1,783          1,402          1,308           1,253          1,103
     Closings....................                  1,735          1,387          1,188           1,206          1,138
     Backlog at year end.........                    751            703            688             568            521
Aggregate sales value of homes in
     backlog at year end.........               $129,241       $106,686       $101,202         $83,167        $75,438

-----------------------
(1)      Pro forma for 1994.
(2)      Net of cancellations.

Item 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         For the second year in a row the Company achieved record revenues, number of homes delivered, and net income. Revenues for 1998 increased 27.4% to $264.9 million from $207.9 million for 1997. Net income increased 24.7% to $9.6 million in 1998 from $7.7 million in 1997. The Company delivered a record 1,735 homes in 1998 compared to 1,387 in 1997. Home sales for 1998 increased 27.2% to 1,783 from 1,402 for 1997. The Company ended 1998 with a record backlog of 751 sales contracts compared with 703 at the end of 1997. The Company's market share in Central Ohio grew to 25.8% by year end 1998 from 22.7% at year end 1997.


         The Company and the building industry in general continued to enjoy favorable economic conditions, generally stable interest rates and a particularly mild winter season during 1998. However, as evidenced by the Company's increasing market share in Central Ohio, the Company's aggressive marketing programs, large selection of desirable lots, emphasis on quality name brand components and customer satisfaction contributed to the Company's record results in 1998. The Company's ability to take advantage of the mild winter season allowed it to sell, construct and close an unusually large number of homes in the first half of 1998.

         The Company experienced subcontractor and material cost increases and additional production expenses in order to meet the 25% increase in the number of homes delivered. These production-related cost increases combined with higher customer financing costs due to a change in FHA financing programs reduced the Company's gross profit margin during 1998. The Company increased its homes under construction inventories at December 31, 1998 to $50.8 million from $48.0 million at December 31, 1997. This increase in homes under construction also contributed to the production-related cost increases. During the second half of 1998, the Company was able to increase sales prices and reduce customer financing costs. The increased sales prices are reflected in the average sales price of homes in the December 31, 1998 backlog. The December 31, 1998 average sales price of homes in backlog increased 13.4% to $172,100 from $151,800 at December 31, 1997. This increase is attributed to increased sales prices and the sale of larger homes and homes with more options.

         The Company believes that its superior land position is a key to maintaining a dominant market position in Central Ohio. The difficulty and time required to obtain the required zoning for land is a major concern and is forcing the Company to commit more resources to land inventories. Real estate inventories at December 31, 1998 increased to $125.2 million from $113.0 million at December 31, 1997, an increase of 10.8%. Of the $12.2 million increase, $8.5 million is a result of increased land and land development inventories and $3.6 million is a result of an increase in home construction inventories and building supplies. Land and land under development inventories increased as a result of increased development activity during the fourth quarter of 1998. This development activity was undertaken to ensure an adequate supply of lots for 1999, to make lots available for the wider range of homes the Company is offering, and to reduce the costs of lot development.

         The Company's expansion in the Louisville, Kentucky market proceeded according to plan. Offices were opened and staffed late in the third quarter of 1998. The Company acquired several lots and committed $378,000 for lot and land purchase deposits as of December 31, 1998. The Company incurred approximately $400,000 in start-up costs which were charged to operations in 1998.

COMPANY OUTLOOK

         The Company closed 1998 with a record backlog of 751 homes that had an aggregate sales value of $129.2 million. The sales outlook for 1999 appears favorable, but the Company does not expect to repeat its all-time record 670 home sales realized in first quarter 1998. Among other factors, the harsher winter conditions experienced early in 1999 prevented potential customers from visiting sales models.

         The harsh weather conditions experienced in early 1999 has slowed the Company's construction activities. Consequently, a number of deliveries and associated revenues that had been expected in the first half of 1999 will be delayed until later in the year. As a result, closings and revenues in the first half of 1999 are expected to be lower than comparable periods in 1998. The Company expects higher gross profit per home due to higher sales prices and a concentration of larger homes in backlog at December 31, 1998 to offset some of the effects of the decreased number of closings.

         The Company expects in time to be among the leading homebuilders in Louisville, Kentucky. However, during 1999, the Company expects to close fewer than 50 homes in this market. The costs of developing a new vendor and subcontractor base and an initial home sales pricing strategy designed to establish market share are expected to result in lower gross profit margins on these homes than on comparable homes in Central Ohio. Consequently, the Company projects that its Louisville operations will incur a modest loss in 1999.

YEAR 2000 READINESS DISCLOSURE STATEMENT

         The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. Accordingly, such computer programs do not distinguish a year that begins with "20" from a year that begins with "19". If not corrected, these computer programs could fail or create erroneous results.

         The Company has developed and is in the process of implementing a plan for the identification and remediation of Year 2000 issues that could affect its business. The identification and remediation plan has five categories: (1) mission critical software, (2) other software, (3) information technology hardware, (4) non-information technology systems, and (5) third party related issues.

         MISSION CRITICAL SOFTWARE: The Company has identified four mission critical software systems: homebuilding accounting and job cost, contract administration, sales management, and lumber division accounting and inventory management. In January 1998, the Company purchased and began implementation of a JDEdwards homebuilding and job cost accounting software system. This is the primary software the Company uses to run its business. The project was completed July 1, 1998 and has been tested as Year 2000 compliant. In August 1998, the Company completed transition of its contract administration and sales management software systems to new software systems which have been tested as Year 2000 compliant. In September 1998, the Company began implementation of a JDEdwards accounting and inventory management software system at its lumber division. This system has been warranted to be Year 2000 compliant. The Company completed implementation of this software system in February 1999.

         OTHER SOFTWARE: The Company maintains and periodically updates an inventory of all other software utilized by it, such as word processing, spreadsheet, and database management. During third quarter 1998, the Company began testing this software for Year 2000 compliance. The Company expects to complete this testing and transition to Year 2000 compliant software by second quarter 1999.

         INFORMATION TECHNOLOGY HARDWARE: The Company maintains and periodically updates an inventory of all information technology hardware. The Company has identified and tested for Year 2000 compliance the items that are likely to have the greatest impact on the Company's ability to conduct business, such as its network server. During fourth quarter 1998, the Company began evaluating the remainder of its information technology hardware. The Company expects to complete this testing and replace any non-compliant hardware by third quarter 1999.

         NON-INFORMATION TECHNOLOGY SYSTEMS: The Company has begun developing an inventory of all non-information technology systems that are likely to have a material impact on the Company's ability to conduct business, such as telephones and security systems. The Company intends to perform internal testing and has gathered third party representations as to the systems' Year 2000 compliance. This process and any necessary migrations to new systems are expected to be completed by third quarter 1999.

         THIRD PARTY RELATED ISSUES: The Company has identified those vendors and subcontractors which have a material affect on the Company's ability to conduct business. The Company has developed and distributed a questionnaire to be completed by all such vendors and subcontractors with respect to their own Year 2000 compliance. Once the Company has analyzed the questionnaire responses, it will take appropriate action to assist non-compliant vendors and subcontractors to become compliant and/or to transition to compliant vendors and subcontractors as soon as practical prior to the end of 1999.

         COSTS TO ADDRESS THE YEAR 2000 ISSUES: The Company has spent approximately $2.2 million on its Year 2000 compliance plan through 1998 and has budgeted a total cost of $2.8 million. These costs include normal system upgrades and technology improvements that would have been implemented regardless of the Year 2000 issue.

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

NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 1999. The Company will be required to adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions which are significantly different from prior accounting principles. The Company has not yet determined the impact of SFAS No. 133.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

         The statements contained in this report under the captions "Company Outlook" and "Year 2000 Readiness Disclosure Statement" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting or inspection processes, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, problems associated with the Year 2000 issue, problems that could arise from expansion into the Louisville, Kentucky market and the other risks described in the Company's Securities and Exchange Commission filings.

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

         The following table sets forth certain data for each of the last eight quarters:

                                                                Sales                                   Backlog
             Three                      Revenues              Contracts           Closings          (at period end)
         Months Ended                (in thousands)         (in units)(1)        (in units)           (in units)
         ------------                --------------         -------------        ----------           ----------

         Mar. 31, 1997                  $36,997                   356                266                  778
         June 30, 1997                  $56,672                   333                380                  731
         Sept. 30, 1997                 $58,723                   380                383                  728
         Dec. 31, 1997                  $55,534                   333                358                  703
         Mar. 31, 1998                  $54,458                   670                370                1,003
         June 30, 1998                  $68,031                   402                461                  944
         Sept. 30, 1998                 $67,769                   330                437                  837
         Dec. 31, 1998                  $74,679                   381                467                  751

(1)      Net of cancellations.

         At December 31, 1998 the aggregate sales value of homes in backlog was $129.2 million compared to $106.7 million at December 31, 1997. The average sales value of homes in backlog at December 31, 1998 increased to $172,100 from $151,800 at December 31, 1997.


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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Statements of Operations contained in the Financial Statements expressed as percentages of total revenues, as well as certain operating data:


                                                                          Year Ended December 31,
                                                               1998                   1997                1996
                                                               ----                   ----                ----
Revenues...................................................   100.0%                 100.0%              100.0%
Cost of real estate sold...................................... 81.2                   79.7                81.4
                                                              -----                  -----               ------
     Gross profit............................................. 18.8                   20.3                18.6
Selling, general and administrative........................... 10.9                   11.2                10.8
Settlement of litigation......................................                                             0.5
                                                               ----                  -----              -------

     Income from operations...................................  7.9                    9.1                 7.3
Interest expense..............................................  1.7                    2.7                 3.6
                                                               ----                  -----              -------

     Income before income taxes...............................  6.2                    6.4                 3.7
Provision for income taxes....................................  2.6                    2.7                 1.4
                                                               ----                   ----               ------

     Net income ............................................    3.6%                   3.7%                2.3%
                                                               ====                   ====              =======


Homes:
     Sales contracts.......................................... 1,783                1,402                1,308
     Closings................................................. 1,735                1,387                1,188
     Backlog at year end......................................   751                  703                  688
Average sales price of homes closed
     during the year (in thousands)...........................  $150                 $148                 $145
Average sales price of homes in backlog
     at year end (in thousands)...............................  $172                 $152                 $147
Aggregate sales price of homes in
     backlog at year end (in thousands).....................$129,241             $106,686             $101,202

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

         Homes included in "sales contracts" and in "backlog" in the foregoing table are net of cancellations. Most cancellations occur because customers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process. The cancellation rates for homes in backlog as of December 31, 1997, 1996 and 1995 were 14.5%, 15.2% and 12.7%, respectively.

         1998 COMPARED TO 1997

         REVENUES. Revenues for 1998 increased to $264.9 million from $207.9 million for 1997, an increase of $57.0 million or 27.4%. The increase in revenues was primarily the result of a 25.1% increase in the number of homes delivered and a 1.5% increase in the average price per delivered home. In 1998 the Company delivered 1,735 homes compared to 1,387 homes in 1997, an increase of 348 homes. Included in the 348 additional deliveries are 7 model homes the Company sold and leased back for use as sales models. The increase in the number of homes delivered in 1998 as compared to 1997 was due primarily to a greater number of homes sold and more favorable weather conditions. The average price per delivered home increased to $150,300 in 1998 from $148,100 in 1997, an increase of $2,200. The increase in the average price per delivered home occurred principally in the second half of the year and reflects the sale of larger homes with more customer selected options in 1998 than in 1997. Included in revenues are other revenues, consisting principally of the sale of land and building supplies to other homebuilders. In 1998, land sales to other homebuilders increased to $3.8 million from $2.2 million in 1997 and building supply sales increased to $400,000 from $300,000 in 1997.

         GROSS PROFIT. Gross profit for 1998 increased to $49.8 million from $42.2 million for 1997 due to the increased number of homes delivered. As a percentage of revenues, the gross profit margin declined to 18.8% for 1998 from 20.3% for 1997. The most significant reason for the decline in gross profit margin was the increase in construction costs attributed to the 25.1% increase in the number of homes delivered. As production volume increased, the Company found it necessary to pay higher costs in order to attract quality vendors and expand the capacity of its existing subcontractors. The Company also experienced increased customer financing costs during 1998 due to a change in FHA rules that caused many customers to move from FHA financing to more expensive conventional financing. During mid-1998 the Company was able to increase its sales prices and somewhat offset the increased construction and financing costs. The December 31, 1998 backlog reflects a 13.4% increase in the average sales value of homes compared to the backlog of homes at December 31, 1997. This increase is related to increased sales prices and a change in the product mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1998 increased to $28.7 million from $23.3 million for 1997. This increase was primarily due to the costs associated with selling and delivering a larger number of homes in 1998 compared to 1997. In addition, during 1998 the Company incurred additional marketing expenses, amortization of improvements to its corporate office building, amortization of hardware and software associated with its new computer system, and start-up costs related to entry into the Louisville, Kentucky market. As a percentage of revenues, selling, general and administrative expenses decreased to 10.8% for 1998 compared to 11.2% for 1997.

         INTEREST EXPENSE. Interest expense for 1998 decreased to $4.6 million from $5.6 million for 1997. As a percentage of revenues, interest expense for 1998 decreased to 1.7% from 2.7% for 1997. The primary reasons for the decrease in interest expense were lower average revolving line of credit borrowings, a lower average interest rate and additional capitalized interest in 1998 compared to 1997 due to the larger backlog and increased real estate inventories. The average revolving line of credit borrowings outstanding were $56.0 million and $57.5 million for 1998 and 1997, respectively. The weighted average rate of interest under the Company's revolving line of credit was 7.7% for 1998 compared to 8.9% for 1997.

         PROVISION FOR INCOME TAXES. Income tax expense for 1998 increased to $6.9 million from $5.6 million for 1997. The Company's estimated annual effective tax rate decreased to 41.9% for 1998 from 42.0% for 1997.

         1997 COMPARED TO 1996

         REVENUES. Revenues for 1997 increased to $207.9 million from $175.6 million for 1996, an increase of $32.3 million or 18.4%. The increase in revenues was primarily the result of a 16.8% increase in the number of homes delivered and a 2.2% increase in the average price per delivered home. In 1997 the Company delivered 1,387 homes compared to 1,188 homes in 1996, an increase of 199 homes. Included in the 199 additional deliveries are 16 model homes the Company sold and leased back for use as sales models. The increase in the number of homes delivered in 1997 as compared to 1996 was due to a larger backlog of homes at the beginning of 1997, a greater number of homes sold, more favorable weather conditions and increased construction efficiencies which led to shorter building periods. The average price per delivered home increased to $148,100 in 1997 from $144,900 in 1996, an increase of $3,200. The increase in the average price per delivered home occurred principally in the second half of the year and reflects the sale of larger homes with more customer selected options in 1997 than in 1996. The Company also was able to selectively increase the prices of some of its homes. Included in revenues are other revenues, consisting principally of the sale of land and building supplies to other homebuilders. In 1997, land sales to other homebuilders decreased to $2.2 million from $2.4 million in 1996 and building supply sales decreased to $300,000 from $1.1 million in 1996. The decrease in building supply sales resulted from the Company's lumber division's increased focus of its activities on the Company's internal needs.

         GROSS PROFIT. Gross profit for 1997 increased to $42.2 million from $32.6 million for 1996, representing a gross profit margin improvement to 20.3% from 18.6%. This 1.7% improvement in gross profit margin is attributable to the delivery of homes with more customer selected options which have a higher gross profit margin, selective price increases, a declining mortgage rate environment that minimized the costs of the financing the Company pays on behalf of its customers, and more effective control of direct construction costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1997 increased to $23.3 million from $19.0 million for 1996. This increase was primarily due to the costs associated with selling and delivering a larger number of homes in 1997 compared to 1996 and increased promotional efforts. As a percentage of revenues, selling, general and administrative expenses increased slightly to 11.2% for 1997 compared to 10.8% for 1996.

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

     SOURCES AND USES OF CASH
     1998 COMPARED TO 1997

         Net cash required by homebuilding operations in 1998 declined to $2.2 million from $6.5 million in 1997. The principal reasons for this reduction were the increase in net income to $9.6 million from $7.7 million and a reduction in the incremental increase in 1998 real estate inventories to $12.2 million from $15.9 million in 1997. Increased payments during 1998 for prepaid expenses offset these reductions by $1.3 million. The increase in prepaid expenses principally reflected additional sales commissions and employee benefits paid during 1998 compared to 1997.

         The Company invested $2.1 million in property and equipment in 1998 compared to $530,000 during 1997. The most significant purchases during 1998 were for model home, office, and lumberyard improvements. The Company also upgraded its computer hardware systems to increase productivity and ensure Year 2000 compliance. In addition to these cash expenditures, the Company incurred capital lease obligations of $1.4 million during 1998 to upgrade its computer software systems. Financing activities during 1998 provided cash of $4.2 million compared to $3.2 million during 1997.

     SOURCES AND USES OF CASH
     1997 COMPARED TO 1996

         Net cash used in operating activities was $6.5 million for 1997 compared to net cash provided by operating activities of $7.4 million for 1996. The Company used cash generated from the sale of homes to invest in real estate inventories to meet customer demand and to replace inventories under options that are no longer available. Land and land development costs increased to $62.9 million as of December 31, 1997 from $50.0 million as of December 31, 1996 due to an increase in finished lots in inventory. The Company increased finished lots in inventory to meet the anticipated demand during the first half of 1998. Homes under construction increased to $48.0 million as of December 31, 1997, from $43.0 million as of December 31, 1996, reflecting the larger number of homes under construction at the end of 1997 as compared to 1996. The increase in homes under construction was reduced by $2.3 million for homes in inventory that were sold during 1997 and leased back to the Company for use as sales models. Net cash provided by investing activities during 1997 was $3.3 million compared to net cash used by investing activities of $200,000 during 1996. The primary reason for this difference is that the Company sold its office facility for $4.0 million during 1997. Net cash provided by financing activities was $3.2 million during 1997 compared to net cash used by financing activities of $7.2 million during 1996.

REAL ESTATE INVENTORIES

         The Company's practice is to develop most of the lots upon which it builds its homes. The Company generally does not buy unimproved land for speculation and generally limits its investment in unimproved land to an amount it expects to be able to develop and sell within the next three to five years. At December 31, 1998, the Company either owned or had under contract to purchase lots or land that could be developed into approximately 5,000 lots, and the Company controlled through option agreements an additional 5,000 lots. During 1998, the Company exercised options to purchase 1,300 controlled lots, including 61 lots from BRC. Option agreements expire at varying dates through June 2003. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes. During 1998, the Company sold lots and land to other builders for $3.8 million.


         Real estate inventories at December 31, 1998 (which includes homes under construction) increased to $125.2 million from $113.0 million at December 31, 1997, an increase of $12.2 million. Of this increase, $8.2 million was a result of increased land and land development inventories and the remaining inventory increase was principally due to increased homes under construction. Land and land development inventories as a whole continued to grow in anticipation of continued strong home sales and to replace the record number of lots sold in 1998. Land inventories held for future development declined $4.3 million while land under development increased $13.5 million. Developed lots and other land inventories remained stable. Land under development inventories increased as a result of increased development activity during the fourth quarter of 1998. This development activity was undertaken to ensure an adequate supply of lots for 1999, to make lots available for the wider range of homes the Company is offering, and to reduce the costs of lot development. The homes under construction inventory increased at year end 1998 as a result of having more homes under construction and because the Company is building larger homes. The Company's investment in inventory homes at year end remained stable at $6.5 million and $6.8 million for 1998 and 1997, respectively. Unsold inventory homes are not reflected in sales or backlog. Building materials and supplies at the Company's lumberyard increased $700,000 at year end 1998 compared to year end 1997, reflecting the larger number of homes the Company had under construction and the Company's distribution of additional building components.


SELLER-PROVIDED DEBT

         The Company had $3.3 million and $5.1 million of seller-provided term debt outstanding at December 31, 1998 and 1997, respectively. Seller-provided term debt matures prior to August 2001 and has interest rates that range from 6.5% to the prime rate.

LAND PURCHASE COMMITMENTS

         At December 31, 1998, the Company had commitments to purchase residential lots and unimproved land at an aggregate cost of $7.9 million, all of which is expected to be funded during 1999. In addition, at December 31, 1998, the Company had cancelable obligations to purchase residential lots and unimproved land of $41.1 million, of which $28.7 million is expected to be funded during 1999. The Company had invested a total of $1.4 million in good faith deposits in purchase commitments and cancelable purchase obligations at December 31, 1998. The above amounts include land purchase commitments for both the Central Ohio and Louisville, Kentucky markets. At December 31, 1998, the Company had commitments to purchase residential lots and unimproved land in the Louisville market at an aggregate cost of $5.8 million, all of which is expected to be funded during 1999. In addition, at December 31, 1998, the Company had cancelable obligations to purchase unimproved land in the Louisville market of $2.2 million, of which approximately $500,000 is expected to be funded during 1999.

BANK FACILITY

         On May 29, 1998 the Company entered into a $125 million Senior Unsecured Revolving Credit Facility ("the Facility"). Five lending banks are party to the Facility, which was syndicated by Huntington Capital Corp. Huntington National Bank is the Administrative Agent and Issuing Bank of the Facility. Proceeds from the Facility were used to refinance the Company's previous $90 million bank facility and will also be used for working capital, capital expenditures, acquisition financing, and for other general corporate purposes. See Note 5 to the Financial Statements for additional details.

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

         As of December 31, 1998, the Company was in compliance with Facility covenants and the Company had $9.2 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

INFLATION AND OTHER COST INCREASES

         The Company is not always able to reflect all of its cost increases in the prices of its homes because competitive pressures and other factors require it in many cases to maintain or discount those prices. While the Company attempts to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, unanticipated additional costs may be incurred which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require the Company, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, additional costs may be incurred to obtain more subcontractors when certain trades are not readily available, which additional costs can result in lower gross profits.

Item 7A  QUANTITATIVE AND QUALITATIVE
         ----------------------------
         DISCLOSURES ABOUT MARKET RISK
         -----------------------------

         The Company has entered into three interest rate swap contracts with notional amounts of $10,000,000 each, maturing on October 16, 2000, January 14, 2001 and May 6, 2003. These interest rate swap contracts, reflected in aggregate in the table below, commenced on October 16, 1997, January 14, 1998 and May 6, 1998 and fix the variable interest rate on the Company's revolving credit note at 6.125%, 5.475% and 5.960%, respectively. The Company enters into interest rate swap contracts to achieve an appropriate level of variable and fixed-rate debt as approved by senior management. Interest rate swap contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. The expectation is that the resulting cost of funds is lower than that available under the variable-rate borrowings. Under interest rate swap contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt, after the effect of interest rate swap contracts have been considered, is maintained at approximately 50% of total borrowings under the revolving line of credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at December 31, 1998, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin of 1.75%. All amounts are reflected in U.S. Dollars (thousands).




                                                                                                                Fair
                               1999          2000         2001          2002          2003         Total        Value
                               ----          ----         ----          ----          ----         -----        -----
Liabilities

   Variable rate                                                                      $60,415      $60,415      $   60,415
   Average interest rate                                                                6.820%       6.820%

Interest-Rate Derivatives

   Notional amount             $30,000       $30,000      $20,000       $10,000       $10,000      $30,000      $    (620)
   Average pay rate              5.853%        5.853%       5.718%        5.960%        5.960%       5.869%
   Average receive rate          6.820%        6.820%       6.820%        6.820%        6.820%       6.820%

Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------



REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------


To the Board of Directors
and Shareholders
of Dominion Homes, Inc.


         In our opinion, the accompanying balance sheets and the related statements of operations and of cash flows present fairly, in all material respects, the financial position of Dominion Homes, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------

Columbus, Ohio
January 27, 1999

                              DOMINION HOMES, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
===============================================================================


                                                              Year ended December 31,
                                              1998                    1997                     1996
                                         --------------         ----------------         ----------------

 Revenues                                  $   264,937                $ 207,926              $   175,579
 Cost of real estate sold                      215,177                  165,741                  143,000
                                         --------------         ----------------         ----------------
 Gross profit                                   49,760                   42,185                   32,579
 Selling, general and administrative            28,650                   23,266                   18,973
 Settlement of litigation                                                                            850
                                         --------------         ----------------         ----------------
 Income from operations                         21,110                   18,919                   12,756
 Interest expense                                4,557                    5,645                    6,345
                                         --------------         ----------------         ----------------
        Income before income taxes              16,553                   13,274                    6,411
 Provision for income taxes                      6,942                    5,569                    2,374

                                         ==============         ================         ================
              Net income                   $     9,611                $   7,705              $     4,037
                                         ==============         ================         ================

 Earnings per share
        Basic                                    $1.53                    $1.23                    $0.65
                                         ==============         ================         ================
        Diluted                                  $1.46                    $1.20                    $0.64
                                         ==============         ================         ================

 Weighted average shares outstanding
        Basic                                6,275,388                6,250,918                6,220,033
                                         ==============         ================         ================
        Diluted                              6,586,752                6,430,925                6,275,050
                                         ==============         ================         ================

    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                                 BALANCE SHEETS
                    (In thousands, except share information)
================================================================================

                                                                                            December 31,
                                                                                     1998                 1997
                                                                                ----------------     ---------------
                                      ASSETS
Cash and cash equivalents                                                         $        261         $       252
Notes and accounts receivable:
     Trade                                                                                 133                 201
     Due from financial institutions for residential closings                              769                 340
Real estate inventories:
     Land and land development costs                                                    71,404              62,867
     Homes under construction                                                           50,843              47,959
     Other                                                                               2,906               2,177
                                                                                ----------------     ---------------
            Total real estate inventories                                              125,153             113,003
                                                                                ----------------     ---------------
Prepaid expenses and other                                                               3,111                 455
Deferred income taxes                                                                    1,788               2,110
Property and equipment, at cost:                                                         7,385               4,325
        Less accumulated depreciation                                                   (3,244)             (2,891)
                                                                                ----------------     ---------------
            Total property and equipment                                                 4,141               1,434
                                                                                ----------------     ---------------
                Total assets                                                      $    135,356         $   117,795
                                                                                ================     ===============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                                  $      5,520         $     6,770
Deposits on homes under contract                                                         2,601               1,977
Accrued liabilities                                                                     12,131              10,625
Note payable, banks                                                                     60,415              52,687
Term debt                                                                                4,461               5,076
                                                                                ----------------     ---------------
            Total liabilities                                                           85,128              77,135
                                                                                ----------------     ---------------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
        6,281,504 and 6,266,953 shares issued and outstanding, respectively             30,851              30,673
     Deferred compensation                                                                (371)               (150)
     Retained earnings                                                                  19,748              10,137
                                                                                ----------------     -----------------
            Total shareholders' equity                                                  50,228              40,660
                                                                                ----------------     -----------------
                Total liabilities and shareholders' equity                        $    135,356         $   117,795
                                                                                ================     =================

    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except share information)

================================================================================

                                  Common Shares
                        ---------------------------------

                                                                                                  Retained
                                                                                Deferred          Earnings
                                              Shares           Amount         Compensation       (Deficit)         Total
----------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------
Balance, December 31, 1995                    6,213,870         $30,416         $   (36)          $(1,605)          $28,775
----------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------
     Net income                                                                                     4,037             4,037

     Shares awarded and redeemed                 25,283             110             (93)                                 17

     Deferred compensation                                                           22                                  22
----------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------

Balance, December 31, 1996                    6,239,153          30,526            (107)            2,432            32,851
----------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------
     Net income                                                                                     7,705             7,705

     Shares awarded and redeemed                 27,800             147            (127)                                 20

     Deferred compensation                                                           84                                  84
----------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------
Balance, December 31, 1997                    6,266,953          30,673            (150)           10,137            40,660
----------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------
     Net income                                                                                     9,611             9,611

     Shares awarded and redeemed                 14,551             178            (208)                                (30)

     Treasury shares held for                                                    (1,224)                             (1,224)
         deferred compensation plan

     Deferred compensation                                                        1,211                               1,211
----------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------
Balance, December 31, 1998                    6,281,504         $30,851        $   (371)          $19,748           $50,228
----------------------------------------- ---------------- ---------------- ------------------ --------------- ---------------




    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Year Ended December 31,
                                                                         --------------------------------------------------
                                                                                1998              1997               1996
                                                                         --------------------------------------------------
Cash flows from operating activities:
      Net income                                                              $  9,611          $  7,705           $ 4,037
      Adjustments to reconcile net income to cash (used in) provided  by operating activities:
           Depreciation and amortization                                           635               934               997
           Property and equipment disposal (gain) loss                             (17)               91               107
           Allowance for doubtful accounts                                         (54)              (52)              152
           Reserve for real estate inventories                                                      (483)              549
           Issuance of common shares for compensation                               42                20                17
           Deferred income taxes                                                   322              (840)             (430)
           Changes in assets and liabilities:
               Notes and accounts receivable                                      (307)              (50)               57
               Refundable federal income taxes                                                                       1,019
               Real estate inventories                                         (12,150)          (15,888)           (1,001)
               Prepaid expenses and other                                       (1,413)              (77)               (7)
               Accounts payable                                                 (1,250)              515              (189)
               Deposits on homes under contract                                    624               152               128
               Accrued liabilities                                               1,758             1,494             1,999
                                                                         --------------    --------------      ------------
                    Net cash (used in) provided by operating activities         (2,199)           (6,479)            7,435
                                                                         --------------    --------------      ------------
Cash flows from investing activities:
      Proceeds from sale of property & equipment                                    73             3,798               151
      Purchase of property & equipment                                          (2,069)             (526)             (322)
                                                                         --------------    --------------      ------------
                    Net cash (used in) provided by investing activities         (1,996)            3,272              (171)
                                                                         --------------    --------------      ------------
Cash flows from financing activities:
      Payments on note payable, banks                                         (254,265)         (205,972)         (118,086)
      Proceeds from note payable, banks                                        261,993           208,889           114,805
      Proceeds from term debt                                                                      3,638
      Payments on term debt                                                     (1,805)           (3,355)           (3,938)
      Payment of deferred financing fees                                        (1,380)
      Payments on capital lease obligation                                        (174)
      Common shares purchased or redeemed                                         (165)                7
                                                                         --------------    --------------      ------------
                    Net cash provided by (used in) financing activities          4,204             3,207            (7,219)
                                                                         --------------    --------------      ------------
           Net change in cash and cash equivalents                                   9                                  45
Cash and cash equivalents, beginning of year                                       252               252               207
                                                                         ==============    ==============      ============
           Cash and cash equivalents, end of year                           $      261          $    252           $   252
                                                                         ==============    ==============      ============

Supplemental disclosures of cash flow information:
      Interest paid (net of amounts capitalized)                            $      792          $  1,631           $ 1,367
                                                                         ==============    ==============      ============
      Income taxes paid                                                     $    6,636          $  6,423           $ 1,878
                                                                         ==============    ==============      ============

Supplemental disclosures of non-cash financing activities:
      Land acquired by purchase contract or seller financing                                    $  3,638
                                                                                           ==============
      Capital lease obligations                                              $   1,364
                                                                         ==============

    The accompanying notes are an integral part of the financial statements.

                       NOTES TO THE FINANCIAL STATEMENTS

1.       BUSINESS OPERATIONS AND BASIS OF PRESENTATION:

         Dominion Homes, Inc. is a single-family homebuilder with operations in Central Ohio and Louisville, Kentucky. The Company was incorporated in October 1993 in anticipation of its initial public offering of common shares in March 1994. Prior to the initial public offering, the homebuilding operations were part of BRC Properties Inc. ("BRC"), formerly known as Borror Realty Company. BRC was incorporated in 1946 and started building homes in 1976. BRC owned 4,082,000 common shares or 65.0% of the outstanding common shares at December 31, 1998.

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

         PROPERTY AND EQUIPMENT: Depreciation and amortization are recognized on straight-line and declining-balance methods at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of the assets range from three to forty years. Depreciation expense was $534,000, $702,000 and $773,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

         Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized and amortized. The asset cost and accumulated depreciation is removed for assets sold or retired, and any resulting gain or loss is reflected in operations.

         COMPUTER SOFTWARE COSTS: The Company capitalizes the costs of acquired software and directly related implementation costs. All other costs related to software obtained for internal use are expensed as incurred.

         EARNINGS PER SHARE: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share computations include common share equivalents, when dilutive.

         WARRANTY COSTS: The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on actual warranty experience. Warranty expense was $2,250,000 $2,082,000 and $2,052,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accrued warranty cost was $1,080,000 and $1,003,000 at December 31, 1998 and 1997, respectively.

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

       CAPITALIZATION OF INTEREST: The Company capitalizes the cost of interest related to construction costs incurred during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. The summary of total interest is as follows:

                                                                               Year Ended December 31,

                                                                       1998               1997              1996
                                                                       ----               ----              ----
Interest incurred                                                    $5,069,000         $5,532,000         $5,804,000
Interest capitalized                                                 (4,247,000)        (3,453,000)        (4,482,000)
                                                                     -----------        -----------        -----------
Interest expensed directly                                              822,000          2,079,000          1,322,000
Previously capitalized interest charged to expense                    3,735,000          3,566,000          5,023,000
                                                                      ---------          ---------          ---------
Total interest expense                                               $4,557,000         $5,645,000         $6,345,000
                                                                     ==========         ==========         ==========
Capitalized interest in ending inventory                             $2,384,000         $1,871,000         $2,153,000
                                                                     ==========         ==========         ==========

         DEFERRED COSTS: Fees and costs incurred in connection with financing agreements are capitalized as other assets and amortized over the terms of the respective agreements. Amortization expense was $298,000, $148,000 and $202,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         ADVERTISING COSTS: The Company expenses advertising costs when incurred. Advertising expense was $2,383,000, $1,763,000 and $1,193,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         NEW ACCOUNTING STANDARDS: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 1999. The Company will be required to adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions which are significantly different from prior accounting principles. The Company has not yet determined the impact of SFAS No. 133.

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

3.   AFFILIATED ENTITY:

     During the first quarter of 1997 the Company participated in the creation of a title insurance agency, Alliance Title Agency, that began operating on April 1, 1997. The title insurance agency was formed to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company owns 49.9% of the title insurance agency and reports its investment using the equity method of accounting. The Company recognized $532,000 and $242,000 as its share of the earnings from this investment for 1998 and nine months of 1997, respectively.

4.   LAND PURCHASE COMMITMENTS:

     Purchase contracts for residential lots and unimproved land at December 31, 1998 and 1997 are:

                                                                                      1998                      1997
                                                                                      ----                      ----
Number of expected lots..............................................                   341                     186
                                                                                        ===                     ===

Purchase price.......................................................            $7,886,000              $4,993,000
Less deposits........................................................              (309,000)                (58,000)
                                                                               -------------            ------------
Net land purchase commitments........................................            $7,577,000              $4,935,000
                                                                                 ===========             ==========

The above commitments include the Central Ohio and Louisville, Kentucky markets.

         In addition, at December 31, 1998, the Company had entered into cancelable contracts to purchase residential lots and unimproved land in both Central Ohio and Louisville, Kentucky. Obligations under cancelable contracts are as follows:

                                                  Cancelable
                                                   Contracts

           1999...............................   $28,674,000
           2000...............................     6,534,000
           2001...............................     3,975,000
           2002...............................     1,082,000
           2003...............................       876,000
                                                 -----------
                                                 $41,141,000
                                                 ===========
5.       NOTE PAYABLE, BANKS:

         Note payable, banks at December 31, 1998 and 1997 consisted of the following:

                                                                                  1998                  1997
                                                                                  ----                  ----
          Revolving note payable to banks, principal due
          May 21, 2003, with interest payable monthly                         $60,415,000            $52,687,000


         The Company has also issued $14.6 million in irrevocable letters of credit at December 31, 1998 to municipalities and other individuals to secure performance and completion of certain land development activities and as collateral for land purchase commitments.

         On May 29, 1998 the Company entered into a Senior Unsecured Revolving Credit Facility ("the Facility") that matures on May 31, 2003. The Facility provides that aggregate borrowings and letters of credit will not exceed the lesser of $125 million or the availability under a borrowing base.

         The Facility contains the following provisions: (1) the Company has the option to use any combination of the following methods to price the revolving line of credit: (a) the bank's prime rate of interest that may be adjusted based upon the Company's ratio of EBITDA to Interest Expense ("Interest Coverage Ratio"); or (b) a Eurodollar rate of interest plus a variable margin based upon the Company's Interest Coverage Ratio; (2) the Company has agreed to enter into interest rate contracts in the amount of fifty percent of the outstanding borrowings in the event the Eurodollar rate (without regard to the variable margin) becomes 8.50% per annum or greater; (3) the Company has agreed to the following ratios: (a) Interest Coverage Ratio of not less than 2.25 to 1.00 determined quarterly and based upon the preceding four quarters; (b) total liabilities to tangible net worth of not greater than 2.75 to 1.00 through December 31, 1999 and 2.50 to 1.00 from and after January 1, 2000; (4) the Company has agreed that uncommitted land holdings in Central Ohio shall not exceed $73 million at the end of fiscal 1997 and shall not exceed $73 million plus fifty percent of the net income earned by the Company thereafter, with an overall limit of $90 million; (5) outside of Central Ohio the Company shall not, without lender approval, exceed the aggregate sum of $25 million for investments in uncommitted land holdings, speculative homes, model homes and acquisitions of companies in the homebuilding industry, except that the Company may invest up to $15 million of such amount in one or more "start-up" operations involving uncommitted land holdings, speculative homes and model homes not associated with an ongoing business acquisition; (6) the Company must maintain a tangible net worth of not less than $35 million plus seventy-five percent of net income for periods ending on or after December 31, 1998; (7) the Company shall not exceed the aggregate principal sum of $10 million for other borrowings, additional debt or capital lease obligations, except that the Company may borrow an additional $5 million of non-recourse indebtedness from sellers of real estate, provided that such additional non-recourse borrowings are fully reserved under the borrowing base; (8) the Company shall not exceed $2 million of operating lease rentals and $1 million of model home rentals; (9) the Company shall not purchase, without required lender approval, unzoned land in excess of $2.5 million; (10) the Company will not permit the value of its inventory homes to exceed $12.5 million and its model homes to exceed $6.5 million; (11) the Company may not incur a loss during any five consecutive quarters; and (12) the Company may not pay dividends during any calendar year in excess of twenty-five percent of the Company's net income after taxes for such year.

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

         As of December 31, 1998 the Company was in compliance with Facility covenants and had $9.2 million available under the Facility, after adjustment for borrowing base limitations. However, the borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

         Information regarding the bank borrowings is summarized as follows:


                                                             1998                 1997                 1996
                                                             ----                 ----                 ----
Borrowings outstanding:
Maximum amount.............................................$62,791,000         $70,814,000          $62,998,000
Average amount.............................................$56,049,000         $57,450,000          $58,739,000
Weighted average daily interest rate
      during the year.........................................    7.7%                8.9%                 8.8%
Interest rate at December 31..................................    7.4%                8.1%                 8.3%


6.       TERM DEBT:

         Term debt consisted of the following as of December 31:

                                                                                       1998                 1997
                                                                                       ----                 ----
          Prime rate mortgage notes payable due in installments
               Through January 1999.........................................         $  285,000          $  678,000
          8.0% Mortgage note payable due in installments
               through February 2000........................................            561,000             760,000
          6.5% Mortgage note payable due installments
               through August 2001..........................................          2,425,000           3,638,000
          Capital lease obligations due in installments
               through July 2003............................................          1,190,000
                                                                                      ---------          ----------
          Total term debt...................................................         $4,461,000          $5,076,000
                                                                                     ==========          ==========


         Aggregate maturities of term debt in years subsequent to December 31, 1998 are as follows:

                                                                      Term Debt

          1999....................................................   $  734,000
          2000....................................................    1,841,000
          2001....................................................    1,497,000
          2002....................................................      300,000
          2003....................................................       89,000
                                                                     ----------
                                                                     $4,461,000
                                                                     ==========

7.       INCOME TAXES:

         The provision for income taxes consists of the following for the years ended December 31, 1998, 1997 and 1996.

                                                                 1998                 1997                1996
                                                                 ----                 ----                ----
Currently payable:
    Federal                                                     $5,212,000          $5,061,000           $2,492,000
    State and local                                              1,408,000           1,348,000              312,000
Deferred:
    Federal                                                        276,000            (737,000)            (231,000)
    State                                                           46,000            (103,000)            (199,000)
                                                                -----------          ----------           ----------
Income tax expense                                              $6,942,000          $5,569,000           $2,374,000
                                                                ===========          ==========           ==========


         The components of the net deferred tax asset at December 31 are as follows:

                                                                                     1998                 1997
                                                                                     ----                 ----
Assets:
     Valuation reserves                                                            $   15,000           $  219,000
     Accrued expenses                                                               1,574,000            1,585,000
     Property and equipment                                                                                 13,000
     Deferred gain                                                                    295,000              351,000
                                                                                   ----------         ------------
          Gross deferred tax assets                                                 1,884,000            2,168,000
Liabilities:
     Property and equipment                                                            38,000
     Other                                                                             58,000               58,000
                                                                                 ------------         ------------
          Gross deferred tax liabilities                                               96,000               58,000
                                                                                 ------------         ------------
Net deferred income taxes as recorded in the balance sheet                         $1,788,000           $2,110,000
                                                                                   ==========           ==========


         A reconciliation of the federal corporate income tax rate and the effective tax rate on income taxes is summarized below for the years ended December 31, 1998, 1997 and 1996:

                                                                          1998            1997            1996
                                                                          ----            ----            ----

Statutory income tax rate                                                 34.3%          34.0%            34.0%
Permanent differences                                                       .4%            .5%              .3%
State and local taxes, net of federal benefit                              6.1%           6.7%             1.0%
Other                                                                      1.1%            .8%             1.7%
                                                                          ------        ------           ------
     Effective income tax rate                                            41.9%          42.0%            37.0%
                                                                          =====          =====            =====

8.       LEASE COMMITMENTS:

         Rent expense charged to operations is primarily for model homes, vehicles, equipment and office facilities, including month-to-month leases and noncancelable commitments. Rent expense amounted to $2,011,000, $1,128,000 and $1,127,000 for the years ended December 31, 1998, 1997 and 1996, respectively. (See also Note 9 - Related Party Transactions.)

         Minimum rental commitments due under noncancelable leases are as follows:

                                                                       Minimum
                                                                       Rentals
                                                                       -------

         1999...................................................     $1,338,000
         2000...................................................      1,149,000
         2001...................................................        742,000
         2002...................................................        558,000
         2003...................................................        536,000
                                                                  -------------
                                                                     $4,323,000
                                                                  =============


9.       RELATED PARTY TRANSACTIONS:

         The Company leases its corporate offices from BRC. The lease was effective January 1, 1998 and runs for twelve years with a rental rate of $12.00 per square foot on a total net basis. The lease contains two options to renew for periods of five years each at then-current market rates. The rental rates were established by an MAI appraiser commissioned by the Affiliated Transaction Review Committee of the Company's Board of Directors, and confirmed in a review by a second MAI appraiser. Lease expense for the year ended December 31, 1998 was $451,000.

         The Company and BRC have also entered into an operating lease agreement under which the Company leases space in a shopping center from BRC. Lease expense for the years ended December 31, 1998, 1997 and 1996 was $62,000, $70,000 and $69,000, respectively.

         The Company purchased finished lots, pursuant to a Land Option Agreement, in certain communities which were developed by BRC and other homebuilders under various joint venture agreements. Such purchases totaled $1,281,000, $4,789,000 and $8,155,000 for the years ended December 31, 1998,
1997 and 1996, respectively. The Company exercised its last option to purchase lots from BRC during 1998.

         Under the Model Home Lease Agreement dated January 20, 1994, effective with the initial public offering, the Company leased model homes from BRC. Lease expense for the years ended December 31, 1998, 1997 and 1996 was $3,000, $39,000 and $89,000, respectively. The Model Home Lease Agreement ended in March 1998.

         BRC paid the Company $25,000, $21,400, and $21,400 in 1998, 1997 and
1996, respectively, for miscellaneous services performed by Company personnel.

         The Company provides land development and management services to certain joint ventures in which one of the partners in the joint venture is BRC. Fees charged for the years ended December 31, 1998, 1997 and 1996 were $97,000, $174,000 and $370,000, respectively.

         The Company acquired printing services from a printing company principally owned by members of the Borror family. Such services aggregated $225,000, $189,000 and $177,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

10.      RETIREMENT PLAN:

         Through December 31, 1998, the Company maintained a defined contribution plan which provided a base Company contribution of 2% of a qualified employee's compensation and a Company matching contribution of one-quarter of the employee's voluntary deferral not to exceed 1.5%. Effective January 1, 1999 the Company amended the Plan to eliminate the base Company contribution of 2% and changed the matching of employee's voluntary deferrals to 100% of the first 3% of compensation deferred and 50% of the next 2% of compensation deferred. Substantially all employees are covered by the plan after one year of service. The Company's contribution to the plan amounted to $447,000, $334,000 and $279,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

11.      INCENTIVE STOCK AND EXECUTIVE DEFERRED COMPENSATION PLANS:

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

         In December 1994, the Company adopted a non-qualified Executive Deferred Compensation Plan for directors and certain executives. Under the Plan, participants may elect to defer a portion of their compensation (up to 20% of total base and bonus for employees and 100% of director fees). At December 31 of each year, the Company provides a matching contribution of 25% of the amount deferred in a given year by a participant, provided that the Company's matching contribution will not exceed $2,500 in any year. The Company's contribution vests in 20% increments over a five-year period. Under the plan as originally adopted, contributions were to be converted into theoretical common shares and adjusted in future periods based on the market value of the Common Shares, similar to stock appreciation rights. On October 29, 1997, the Board of Directors approved an Amended and Restated Executive Deferred Compensation Plan under which contribution and match amounts are used by the trustee to acquire Common Shares of the Company in the open market. These Common Shares are held and voted by the trustee pursuant to a rabbi trust agreement.

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The Company recognized expense for the Executive Deferred Compensation Plan of $48,000, $468,000 and $56,000 for the plan years ended December 31, 1998, 1997 and 1996, respectively. No compensation cost has been recognized for its Incentive Stock Plan. Had compensation cost for the Company's Incentive Stock Plan been determined based on the fair value of awards at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                  1998                1997              1996
                                                                  ----                ----              ----

Net income                                Pro forma              $9,467,000        $7,619,000         $3,977,000
                                          As Reported            $9,611,000        $7,705,000         $4,037,000

Diluted earnings per share                Pro forma                   $1.44             $1.18              $0.63
                                          As Reported                 $1.46             $1.20              $0.64

Weighted-average fair value of options
granted during the year                                               $7.79             $1.94              $1.27

         In determining the pro forma amount of stock-based compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 50.0%, 27.0% and 27.0% for 1998, 1997 and 1996, respectively; risk-free interest rates of 5.5%, 6.4% and 5.6% for the 1998, 1997 and 1996 Plan options, respectively; and expected life of 6 years for the Plan options.

         A summary of the status of the Company's Incentive Stock Plan as of December 31, 1998, 1997 and 1996, respectively, and changes during the years then ended is presented below:

                                                   1998                     1997                        1996
                                              --------------           --------------                 ---------
                                                   Weighted                  Weighted                  Weighted
                                                   Average                   Average                   Average
                                                   Exercise                  Exercise                  Exercise
Fixed Options Price                    Shares      Price        Shares       Price        Shares       Price
-------------------                    ------      ------------ ------       ------------ ------       -----

Outstanding at beginning of year       490,500     $ 3.95       428,500      $3.77         204,000     $  4.44
Granted                                113,500     $14.24        85,000      $4.75         268,500     $  3.27
Expired                                                                                     (4,200)    $  4.14
Forfeited                              (13,500)   $  5.29       (11,000)     $3.36         (39,800)    $  3.91
Exercised                               (7,400)   $  6.73       (12,000)     $3.92
                                      --------                  --------                   -------
Outstanding at end of year             583,100    $  5.89        490,500     $3.95         428,500     $  3.77
Options exercisable at year end        289,560                   177,200                    85,700


The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                                              Weighted
Year                     Range of                  Number          Average Remaining Contractual         Number
Issued               Exercise Prices            Outstanding                     Life                   Exercisable
------               ---------------            -----------                     ----                   -----------

1995                  $ 3.88 - $4.50                 169,000                  6 Years                       101,280
1996                  $ 3.25 - $4.13                 222,100                  7 Years                       133,380
1997                  $ 4.75                          82,500                  8 Years                        33,000
1998                  $12.69 - $14.50                109,500                  9 Years                        21,900
                                                     -------                                                 ------
                                                     583,100                                                289,560
                                                     =======                                                =======

12.      COMMITMENTS AND CONTINGENCIES:

         In 1997, the Company settled a lawsuit alleging violation of federal securities laws in connection with the Company's initial public offering. The Company's contribution to the settlement resulted in a pre-tax charge to fourth quarter 1996 earnings of $850,000.

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

13.      QUARTERLY FINANCIAL DATA (UNAUDITED)
         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       Quarter Ended
                                          March 31             June 30           September 30          December 31
                                          --------             -------           ------------          -----------
Revenues:
     1998......................            $ 54,458             $ 68,031             $ 67,769           $ 74,679
     1997......................            $ 36,997             $ 56,672             $ 58,723           $ 55,534
Gross profit:
     1998......................            $ 10,900             $ 13,001             $ 12,509           $ 13,350
     1997......................            $  7,617             $ 11,846             $ 12,021           $ 10,701
Income before income taxes:
     1998......................            $  3,457             $  4,619             $  4,416           $  4,061
     1997......................            $  1,039             $  4,159             $  4,610           $  3,466
Net income:
     1998......................            $  2,005             $  2,679             $  2,561           $  2,366
     1997......................            $    603             $  2,412             $  2,674           $  2,016
Diluted earnings per share:
     1998......................            $   0.30             $   0.41             $   0.39           $   0.36
     1997......................            $   0.10             $   0.38             $   0.41           $   0.31



Item 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ---------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

Not applicable.

                                    PART III

Item 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

         In accordance with General Instruction G(3), the information contained under the captions "BOARD OF DIRECTORS AND MANAGEMENT" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 11    EXECUTIVE COMPENSATION
-------    ----------------------

         In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the Compensation Committee of the Company's Board of Directors on executive compensation nor the performance graph included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999, shall be deemed to be incorporated herein by reference.

Item 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

         In accordance with General Instruction G(3), the information contained under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

         In accordance with General Instruction G(3), the information contained under the caption "CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

                                    PART IV

Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           -------------------------------------------------------
           FORM 8-K
           --------

(a) (1)  Financial Statements.
         ---------------------

         The financial statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, together with the notes thereto.

(a) (2)  Financial Statement Schedules.
         ------------------------------

         There are no financial statement schedules required to be filed with this Annual Report on Form 10-K.

(a) (3)  Exhibits.
         ---------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits."

(b)      Reports on Form 8-K.
         --------------------
         No reports on Form 8-K were filed by the Company in 1998.

(c)      Exhibits.
         ---------
         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits".

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

Date: March 15, 1999                         Dominion Homes, Inc.


                                          By /s/ Douglas G. Borror
                                             -----------------------------
                                             Douglas G. Borror,
                                             President and Chief Executive
                                             Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Capacities                                  Date
---------                                   ----------                                  ----
/s/ Donald A. Borror                        Director                                    March 15, 1999
------------------------------
Donald A. Borror

/s/ Douglas G. Borror                       Director and                                March 15, 1999
------------------------------              Principal Executive Officer
Douglas G. Borror

/s/ Jon M. Donnell                          Director,                                   March 15, 1999
------------------------------              Chief Operating Officer
Jon M. Donnell

/s/  Peter J. O'Hanlon                      Principal Financial Officer                 March 15, 1999
------------------------------
Peter J. O'Hanlon

/s/  Tad E. Lugibihl                        Principal Accounting Officer                March 15, 1999
------------------------------
Tad E. Lugibihl

/s/ David S. Borror                         Director                                    March 15, 1999
------------------------------
David S. Borror

/s/ Pete A. Klisares                        Director                                    March 15, 1999
------------------------------
Pete A. Klisares

/s/ Gerald E. Mayo                          Director                                    March 15, 1999
------------------------------
Gerald E. Mayo

/s/ C. Ronald Tilley                        Director                                    March 15, 1999
------------------------------
C. Ronald Tilley

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

3.2                Amended and Restated Code of Regulations of Borror Corporation       Incorporated by reference to
                                                                                        Exhibit 3.2 to Form S-1.

4.                 Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to
                                                                                        Exhibit 4 to the Company's March 31,
                                                                                        1997 Form 10-Q.

10.1*              Dominion Homes, Inc. Incentive Stock Plan, as amended December 5,    Incorporated by reference to
                   1995 and May 7, 1997                                                 Exhibit 4(c) to the Company's
                                                                                        Registration Statement on Form S-8
                                                                                        (File No. 333-26817) as filed with
                                                                                        the Commission on May 9, 1997.

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

10.6               Open Ended Mortgage and Security Agreement, dated December           Incorporated by reference to
                   22, Incorporated by reference to 1987, between The Borror            Exhibit 10.11 to Form S-1.
                   Corporation and W. Lyman Case & Company Exhibit 10.11 to Form
                   S-1.

10.7               Decorating Center Lease Agreement, dated January 4, 1994, between    Incorporated by reference to
                   Borror Corporation and Borror Realty Company, as amended by          Exhibit 10.12 to the Company's
                   addendum No. 1, effective July 1, 1994                               December 31, 1994 Form 10-K.

10.8*              Incentive Stock Option Agreement, dated January 4, 1995, between     Incorporated by reference to
                   Borror Corporation and Richard R. Buechler (which agreement is       Exhibit 10.18 to the Company's
                   substantially the same as Incentive Stock Option Agreements          December 31, 1995 Form 10-K.
                   entered into between the Company and other employees to whom options were granted on January 4, 1995 under the Company's
                   Incentive Stock Plan)

10.9*              Incentive Stock Option Agreement, dated July 1, 1997, between        Incorporated by reference to Exhibit
                   Dominion Homes, Inc. and Richard R. Buechler (which agreement is     10.15 to the Company's September 30,
                   substantially the same as Incentive Stock Option Agreements          1997 Form 10-Q.
                   entered into between the Company and other employees to whom options were granted on July 1, 1997 under the Company's
                   Incentive Stock Plan)

10.10*             Stock Option Agreement, dated May 21, 1998, between Dominion         Incorporated by reference to Exhibit
                   Homes, Inc. and Pete A. Klisares (which agreement is the same as     10.22 to the Company's June 30, 1998
                   Stock Option Agreements entered into between the Company and its     Form 10-Q.
                   other outside, independent directors, Gerald Mayo and C. Ronald
                   Tilley)

10.11*             Stock Option Agreement, dated June 1, 1998, between Dominion         Incorporated by reference to Exhibit
                   Homes, Inc. and Peter J. O'Hanlon                                    10.26 to the Company's June 30, 1998
                                                                                        Form 10-Q.

10.12*             Incentive Stock Option Agreement, dated July 1, 1998, between        Incorporated by reference to Exhibit
                   Dominion Homes, Inc. and Jon M. Donnell                              10.28 to the Company's June 30, 1998
                                                                                        Form 10-Q.

10.13*             Restricted Stock Agreement, dated August 1, 1995, between Borror     Incorporated by reference to Exhibit
                   Corporation and Jon M. Donnell                                       10.19 to the Company's December 31,
                                                                                        1995 Form 10-K.

10.14*             Restricted Stock Agreement, dated November 6, 1996, between Borror   Incorporated by reference to Exhibit
                   Corporation and Jon M. Donnell                                       10.30 to the Company's December 31,
                                                                                        1996 Form 10-K.

10.15*             Restricted Stock Agreement, dated August 1, 1997, between Dominion   Incorporated by reference to
                   Homes, Inc., and Jon M. Donnell                                      Exhibit 10.24 to the Company's
                                                                                        September 30, 1997 Form 10-Q.

10.16*             Restricted Stock Agreement, dated June 1, 1998, between Dominion     Incorporated by reference to
                   Homes, Inc. and Peter J. O'Hanlon                                    Exhibit 10.25 to the Company's June
                                                                                        30, 1998 Form 10-Q.

10.17*             Restricted Stock Agreement, dated August 1, 1998, between Dominion   Incorporated by reference to
                   Homes, Inc. and Jon M. Donnell                                       Exhibit 10.27 to the Company's June
                                                                                        30, 1998 Form 10-Q.

10.18*             Employment Agreement dated May 17, 1996, between Borror              Incorporated by reference to
                   Corporation and Jon M. Donnell                                       Exhibit 10.22 to the Company's
                                                                                        September 30, 1996 Form 10-Q.

10.19*             Employment Agreement dated May 17, 1996, between Dominion Homes,     Incorporated by reference to
                   Inc. and Richard R. Buechler                                         Exhibit 10.12 to the Company's
                                                                                        December 31, 1997 Form 10-K.

10.20*             Employment Agreement dated May 17, 1996, between Dominion Homes,     Incorporated by reference to
                   Inc. and Robert A. Meyer, Jr.                                        Exhibit 10.13 to the Company's
                                                                                        December 31, 1997 Form 10-K.

10.21*             Employment Agreement dated June 1, 1998, between Dominion Homes,     Incorporated by reference to
                   Inc. and Peter J. O'Hanlon                                           Exhibit 10.24 to the Company's June
                                                                                        30, 1998 Form 10-Q.

10.22*             Amended and Restated Dominion Homes, Inc. Executive Deferred         Incorporated by reference to Exhibit
                   Compensation Plan, effective November 15, 1997.                      4(a) to the Company's Registration
                                                                                        Statement on Form S-8 (file No.
                                                                                        333-40051) as filed with the
                                                                                        Commission on November 12, 1997.

10.23*             Amendment to Dominion Homes, Inc. Amended and Restated Executive     Incorporated by reference to Exhibit
                   Deferred Compensation Plan, dated July 29, 1998.                     10.30 to the Company's June 30, 1998
                                                                                        Form 10-Q.

10.24*             Amendment to Dominion Homes, Inc. Incentive Stock Option Plan,       Incorporated by reference to Exhibit
                   dated July 29, 1998                                                  10.29 to the Company's June 30, 1998
                                                                                        Form 10-Q.




10.25              Loan Agreement, dated May 29, 1998, among Dominion Homes, Inc.,      Incorporated by reference to Exhibit
                   Huntington Capital Corp. as syndicating agent, Huntington National   10.23 to the Company's June 30, 1998
                   Bank as Administrative and Issuing Agent and the lenders listed      Form 10-Q.
                   therein.

10.26              First Amendment to Lease Agreement, dated March 19, 1996, between    Incorporated by reference to Exhibit
                   Borror Realty Company and Borror Corporation                         10.21 to the Company's March 31, 1995
                                                                                        Form 10-Q.

10.27              Lease dated December 29, 1997 as amended by Addendum dated           Incorporated by reference to
                   February 2, 1998, between Borror Realty Company and Dominion         Exhibit 10.21 to the Homes, Inc.
                                                                                        Company's December 31, 1997 Form 10-K.

10.28              Office Sublease Agreement dated July 31, 1998, between Dominion      Incorporated by reference to
                   Homes, Inc. and Alliance Title Agency, LTD.                          Exhibit 10.31 to the Company's
                                                                                        June 30, 1998 Form 10-Q.

23                 Consent of PricewaterhouseCoopers LLP Independent Public             Filed herewith
                   Accountants

27                 Financial Data Schedule                                              Filed herewith

-------------
* Indicates management contracts, compensatory plans or other arrangements.