Form 10-Q
period 1999-03-31
DOMINION HOMES INC
filed 1999-05-13
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Number of common shares outstanding as of May 10, 1999: 6,324,104

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         DOMINION HOMES, INC.
                                            BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                             March 31,   December 31,
                                                                               1999          1998
                                                                           (unaudited)
                                                                           -----------   ------------
                                  ASSETS
Cash and cash equivalents                                                   $    277       $    261
Notes and accounts receivable, net:
     Trade                                                                       238            133
     Due from financial institutions for residential closings                  1,067            769
Real estate inventories:
     Land and land development costs                                          78,513         71,404
     Homes under construction                                                 58,589         50,843
     Other                                                                     4,738          2,906
                                                                            --------       --------
         Total real estate inventories                                       141,840        125,153
                                                                            --------       --------
Prepaid expenses and other                                                     3,240          3,111
Deferred income taxes                                                          1,788          1,788
Property and equipment, at cost                                                7,776          7,385
     Less accumulated depreciation                                            (3,434)        (3,244)
                                                                            --------       --------
         Net property and equipment                                            4,342          4,141
                                                                            --------       --------
             Total assets                                                   $152,792       $135,356
                                                                            ========       ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                     $  3,666       $  5,520
Deposits on homes under contract                                               2,744          2,601
Accrued liabilities                                                           11,063         12,131
Note payable, banks                                                           78,509         60,415
Term debt                                                                      5,645          4,461
                                                                            --------       --------
         Total liabilities                                                   101,627         85,128
                                                                            --------       --------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
         6,309,104 and 6,281,504 shares issued
         and outstanding, respectively                                        31,013         30,851
     Deferred compensation                                                      (319)          (371)
     Retained earnings                                                        20,471         19,748
                                                                            --------       --------
         Total shareholders' equity                                           51,165         50,228
                                                                            --------       --------
             Total liabilities and shareholders' equity                     $152,792       $135,356
                                                                            ========       ========

    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                              STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                       1999              1998
                                                    ----------        ----------
Revenues                                            $   52,774        $   54,458
Cost of real estate sold                                42,786            43,488
                                                    ----------        ----------
Gross profit                                             9,988            10,970
Selling, general and administrative                      7,573             6,422
                                                    ----------        ----------
Income from operations                                   2,415             4,548
Interest expense                                         1,163             1,091
                                                    ----------        ----------
     Income before income taxes                          1,252             3,457

Provision for income taxes                                 529             1,452
                                                    ----------        ----------
     Net income                                     $      723        $    2,005
                                                    ==========        ==========

Earning per share
     Basic                                          $     0.12        $     0.32
                                                    ==========        ==========
     Diluted                                        $     0.11        $     0.30
                                                    ==========        ==========

Weighted average shares outstanding
     Basic                                           6,287,162         6,268,199
                                                    ==========        ==========
     Diluted                                         6,546,032         6,579,019
                                                    ==========        ==========

    The accompanying notes are an integral part of the financial statements.

                                           DOMINION HOMES, INC.
                               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                               (UNAUDITED)

                                     Common Shares          Deferred Compensation
                                  -------------------    ---------------------------  Retained
                                   Shares      Amount    Liability   Treasury Shares  Earnings    Total
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1998        6,281,504   $30,851      $853          $(1,224)      $19,748   $50,228

    Net income                                                                             723       723

    Shares awarded and redeemed      27,600       162        30                                      192

    Treasury shares held for
      deferred compensation plan                                             (10)                    (10)

    Deferred compensation                                    32                                       32

---------------------------------------------------------------------------------------------------------
    Balance, March 31, 1999       6,309,104   $31,013      $915          $(1,234)      $20,471   $51,165
---------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                                      DOMINION HOMES, INC.
                                    STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)
                                          (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           1999          1998
                                                                         --------      --------
Cash flows from operating activities:
     Net income                                                          $    723      $  2,005
     Adjustments to reconcile net income to cash
       (used in) provided by operating activities:
         Depreciation and amortization                                        380           198
         Disposal of property and equipment                                                 (47)
         Issuance of common shares for compensation                           162            44
         Deferred income taxes                                                              110
         Changes in assets and liabilities:
             Notes and accounts receivable                                   (403)         (855)
             Real estate inventories                                      (16,687)       (1,174)
             Prepaid expenses and other                                      (220)         (636)
             Accounts payable                                              (1,854)          428
             Deposits on homes under contract                                 143           727
             Accrued liabilities                                           (1,050)          492
                                                                         --------      --------
                 Net cash (used in) provided by operating activities      (18,806)        1,292
                                                                         --------      --------
Cash flows from investing activities:
     Proceeds from sale of property and equipment                                            17
     Purchase of property and equipment                                      (283)         (173)
                                                                         --------      --------
                 Net cash used in investing activities                       (283)         (156)
                                                                         --------      --------
Cash flows from financing activities:
     Payments on note payable banks                                       (49,085)      (51,208)
     Proceeds from note payable banks                                      67,179        50,665
     Payments on term debt                                                   (551)         (593)
     Proceeds from term debt                                                1,572
     Common shares purchased or redeemed                                      (10)
                                                                         --------      --------
         Net cash provided by (used in) financing activities               19,105        (1,136)
                                                                         --------      --------

         Net change in cash and cash equivalents                               16             0
Cash and cash equivalents, beginning of period                                261           252
                                                                         --------      --------
         Cash and cash equivalents, end of period                        $    277      $    252
                                                                         ========      ========

Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)                          $    301      $    208
                                                                         ========      ========
     Income taxes paid                                                   $    934      $    485
                                                                         ========      ========

    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1998 balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the December 31, 1998 audited annual financial statements of Dominion Homes, Inc. contained in its Annual Report to Shareholders or in the December 31, 1998 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   RECLASSIFICATION
     ----------------

         Certain prior period information has been reclassified to conform to the current period presentation.

3.   CAPITALIZED INTEREST
     --------------------

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As lots are transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $2.7 million and $2.0 million at March 31, 1999 and March 31, 1998, respectively. The following table summarizes the activity with respect to capitalized interest:

                                                                          Three Months Ended
                                                                               March 31,
                                                                        1999             1998
                                                                     -----------      ----------
     Interest incurred                                               $ 1,505,000      $1,185,000
     Interest capitalized                                             (1,144,000)       (934,000)
                                                                     -----------      ----------
     Interest expensed directly                                          361,000         251,000

     Previously capitalized interest charged to interest expense         802,000         840,000
                                                                     -----------      ----------
         Total interest expense                                      $ 1,163,000      $1,091,000
                                                                     ===========      ==========

4.   NOTE PAYABLE, BANKS
     -------------------

         The Company is currently operating under a $125 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing rates, the Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. Since the inception of the Facility, the variable margin has been 1.75%.

        As of March 31, 1999, the Company was in compliance with Facility covenants and had $8.2 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

5.   EARNINGS PER SHARE
     ------------------

         A reconciliation of the weighted average shares used in basic and diluted Earnings per Share is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                     1999          1998
                                                   ---------     ---------
     Weighted average shares outstanding
          during the period                        6,287,162     6,268,199
     Assuming exercise of options                    258,870       310,820
                                                   ---------     ---------

     Weighted average shares outstanding
         adjusted for common share equivalents     6,546,032     6,579,019
                                                   =========     =========

6.   LEGAL PROCEEDINGS
     -----------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company recorded revenues of $52.8 million from 331 home closings in first quarter 1999 compared to $54.5 million from 370 home closings in first quarter 1998. Net income for first quarter 1999 was $723,000 or $.11 cents per diluted share compared to $2.0 million or $.30 per diluted share for first quarter 1998. The principal reason for the reduction in first quarter 1999 net income was that 39 fewer homes closed in first quarter 1999 compared to first quarter 1998. The Company believes the optimal weather conditions experienced during the 1997-1998 winter resulted in an unusually large number of sales and closings earlier in 1998 than the Company has historically experienced. The 1998-1999 winter weather conditions were more typical of Central Ohio and delayed many home closings until later in 1999. While the number of closings during first quarter 1999 declined 10.5%, revenues declined $1.7 million or 3.1%. The reason the percentage of revenues declined less than the percentage of closings was that the average price of homes delivered in first quarter 1999 increased to $159,337 from $146,916 in first quarter 1998. The higher home price reflects overall market demand for new homes in Central Ohio and the increased selection of more expensive homes the Company is offering. This trend is reflected in the Company's backlog of sales contracts, which amounted to $154.1 million from 873 sales contracts at March 31, 1999 compared to $154.8 million from 1,003 sales contracts at March 31, 1998. The average sales price of homes in backlog at March 31, 1999 increased to $176,487 from $154,364 at March 31, 1998. The increase in the average sales price of homes in backlog was also favorably impacted by an increase in the FHA loan limit for the Columbus Metropolitan Statistical Area, which limit increased in February 1999 to $185,483 from $128,700. New home contracts for the first three months of 1999 totaled 453 versus 670 home contracts for the comparable period in 1998. As with closings, the Company believes sales in Central Ohio were impacted by the more severe weather conditions experienced in the current year. The 453 sales contracts is the second largest number of home sales by the Company in any quarter.

     Selling, general and administrative expense for first quarter 1999 increased $1.2 million to $7.6 million. This increase reflects the Company's effort to expand its overall building capacity, to start home building activities in Louisville, Kentucky, to upgrade its computer systems with Year 2000 compliant hardware and software, and to continue its aggressive marketing campaign.

     First quarter 1999 real estate inventories, which include land, homes under construction, lumber and other building supplies, increased $12.2 million in Central Ohio and $4.5 million in Louisville, Kentucky from December 31, 1998. Of this combined $16.7 million increase in real estate inventories from December 31, 1998 to March 31, 1999, $7.1 million is a result of land purchases and land development, $7.8 million is a result of increased homes under construction, and $1.8 million is a result of increased lumber and building supplies. Land and land development inventories in Central Ohio increased $3.1 million from December 31, 1998 to March 31, 1999. The company increased its land and land development inventories in order to replace the large number of lots that were sold in 1998 and to offer more communities in which to sell its homes. Land and land development inventories in Louisville, Kentucky increased from December 31, 1998 to March 31, 1999 by $4.0 million as a result of the Company acquiring land to begin building homes in Louisville. Homes under construction increased $7.3 million in Central Ohio and $500,000 in Louisville, Kentucky from December 31, 1998 to March 31, 1999.

COMPANY OUTLOOK

     The more typical Central Ohio winter weather that the Company experienced in 1999 compared to 1998 has resulted in the delay of home deliveries until later in 1999. This trend is expected to continue through second quarter 1999. Total sales and closings for 1999 cannot be reasonably estimated until later in the year. However, the Company does not expect to exceed for 1999 the record number of sales and closings that occurred in 1998. The Company does expect to realize a higher gross profit per home during 1999 than in 1998 due to higher sales prices and a concentration of larger and more expensive homes in backlog.

     In April 1999, the Company began selling homes in two communities in Louisville, Kentucky. Lots in these communities were purchased from other developers. In addition, a third community is under development by the Company. The Company expects to close fewer than 50 homes in the Louisville market during 1999 and therefore expects a modest loss. However, the Company is making a significant investment and expects to become one of the leading homebuilders in this market.

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

     MISSION CRITICAL SOFTWARE: The Company has identified four mission critical software systems: homebuilding accounting and job cost, contract administration, sales management, and lumber division accounting and inventory management. In January 1998, the Company purchased and began implementation of a JDEdwards homebuilding and job cost accounting software system. This is the primary software the Company uses to run its business. The project was completed July 1, 1998 and has been tested as Year 2000 compliant. In August 1998, the Company completed transition of its contract administration and sales management software systems to new software systems, which have been tested as Year 2000 compliant. In September 1998, the Company began implementation of a JDEdwards accounting and inventory management software system at its lumber division. This system has been warranted to be Year 2000 compliant. The Company completed implementation of this software system in February 1999.

     OTHER SOFTWARE: The Company maintains and periodically updates an inventory of all other software utilized by it, such as word processing, spreadsheet, and database management. During third quarter 1998, the Company began testing this software for Year 2000 compliance. The Company expects to complete this testing and transition to Year 2000 compliant software during second quarter 1999.

     INFORMATION TECHNOLOGY HARDWARE: The Company maintains and periodically updates an inventory of all information technology hardware. The Company has identified and tested for Year 2000 compliance the items that are likely to have the greatest impact on the Company's ability to conduct business, such as its network server. During fourth quarter 1998, the Company began evaluating the remainder of its information technology hardware. The Company expects to complete this testing during second quarter 1999 and replace any non-compliant hardware during third quarter 1999.

     NON-INFORMATION TECHNOLOGY SYSTEMS: The Company has developed an inventory of all non-information technology systems that are likely to have a material impact on the Company's ability to conduct business, such as telephones and security systems. The Company has begun performing internal testing and has determined several minor systems are deficient. This testing and any necessary changes are expected to be completed during second quarter 1999.

     THIRD PARTY RELATED ISSUES: The Company has identified those vendors and subcontractors which have a material affect on the Company's ability to conduct business. The Company has developed and distributed a questionnaire to be completed by all such vendors and subcontractors with respect to their own Year 2000 compliance. For vendors and subcontractors who have not yet responded to the questionnaire, the Company is sending a second request for information. Once the Company has analyzed the questionnaire responses, it will take appropriate action to assist non-compliant vendors and subcontractors to become compliant and/or to transition to compliant vendors and subcontractors as soon as practical prior to the end of 1999. The Company is currently developing a plan to ensure an adequate supply of construction materials in the event its suppliers have a Year 2000 compliance problem.

     COSTS TO ADDRESS THE YEAR 2000 ISSUES: The Company has spent approximately $2.6 million on its Year 2000 compliance plan through March 31, 1999 and has budgeted a total cost of $2.8 million. These costs include normal system upgrades and technology improvements that would have been implemented regardless of the Year 2000 issue.

     RISKS: Failure of the Company or its vendors and subcontractors to adequately address the Year 2000 issues in a timely manner could impede the Company's ability to build and close homes and thus have a material adverse affect on the Company's ability to generate revenues. Accordingly, the Company intends to address all known Year 2000 issues before problems materialize. Should the efforts on the part of the Company, its vendors, and its subcontractors fail to adequately address their relevant Year 2000 issues, the worst case scenario would be an interruption of revenues of an undetermined length of time. As indicated above, the Company expects to complete its internal testing and transition to Year 2000 compliant software and hardware by the end of third quarter 1999. The Company has not received confirmation from many of its vendors or subcontractors that they are year 2000 complaint. For vendors and subcontractors that cannot be determined to be Year 2000 complaint during third quarter 1999, the Company intends to increase its inventories or take other measures to mitigate the problem.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in this report under the captions "Company Outlook" and "Year 2000 Readiness Disclosure Statement" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting or inspection processes, adverse decisions or changes in requirements by environmental agencies, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, problems associated with the Year 2000 issue, problems that could arise from expansion into the Louisville, Kentucky market and the other risks described in the Company's Securities and Exchange Commission filings.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. Typically, closings and related revenues increase in the second half of the year. The Company believes that this seasonality reflects the tendency of homebuyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can also accelerate or delay the scheduling of closings. The Company is concentrating on mitigating these seasonal variations whenever possible.

     The following table sets forth certain data for each of the last eight quarters:

        THREE                                          SALES                            BACKLOG
        MONTHS                REVENUES               CONTRACTS          CLOSINGS     (AT PERIOD END)
        ENDED              (IN THOUSANDS)          (IN UNITS) (1)      (IN UNITS)      (IN UNITS)
     ===============================================================================================
     June 30, 1997             $56,672                  333               380              731
     Sept. 30, 1997            $58,723                  380               383              728
     Dec. 31, 1997             $55,534                  333               358              703
     Mar. 31, 1998             $54,458                  670               370            1,003
     June 30, 1998             $68,031                  402               461              944
     Sept. 30, 1998            $67,769                  330               437              837
     Dec. 31, 1998             $74,679                  381               467              751
     Mar. 31, 1999             $52,774                  453               331              873

----------
(1) net of cancellations

At March 31, 1999 the aggregate sales value of homes in backlog was $154.1 million compared to $154.8 million at March 31, 1998. The average sales value of homes in backlog at March 31, 1999 increased to $176,487 compared to $154,364 at March 31, 1998.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                                             Three Months Ended
                                                                  March 31,
                                                              1999         1998
                                                             ------       ------
     Revenues                                                100.0%       100.0%
     Cost of real estate sold                                 81.1         79.9
                                                             -----        -----
         Gross profit                                         18.9         20.1
     Selling, general and administrative expenses             14.3         11.7
                                                             -----        -----
         Income from operations                                4.6          8.4
     Interest expense                                          2.2          2.0
                                                             -----        -----
     Income before income tax                                  2.4          6.4
     Income tax provision                                      1.0          2.7
                                                             -----        -----
         Net income                                            1.4%         3.7%
                                                             =====        =====

     FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

     REVENUES. Revenues for first quarter 1999 were $52.8 million compared to $54.5 million for first quarter 1998. The Company closed 331 homes during first quarter 1999 compared to 370 homes during first quarter 1998. The 39 fewer homes closed during first quarter 1999 resulted principally from more severe seasonal weather conditions experienced during first quarter 1999 than first quarter 1998. While the number of closings decreased 10.5%, revenues declined only $1.7 million or 3.1% due to an increase in the average price of homes delivered during first quarter 1999 compared to first quarter 1998. During first quarter 1999 the average price of homes delivered was $159,337 compared to $146,916 during first quarter 1998, an increase of 8.5%. This increase in average delivered home price reflects the overall market demand for new homes in Central Ohio and the increased selection of more expensive homes the Company is offering. The increase in average delivered home price is also attributed to the Company offering fewer sales discounts in first quarter 1999 than first quarter 1998.

     GROSS PROFIT. Gross profit for first quarter 1999 was $10.0 million compared to $11.0 million for first quarter 1998. The decrease in gross profit is a result of delivering 39 fewer homes in first quarter 1999 and experiencing a lower gross profit margin on homes delivered in that quarter. The gross profit margin was 18.9% for first quarter 1999 compared to 20.1% for first quarter 1998. The principal reasons for the lower gross profit margin in 1999 were increased construction costs and higher customer financing costs as compared to first quarter 1998. The Company has been increasing home sales prices since the second half of 1998 to offset the increased construction costs.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for first quarter 1999 increased to $7.6 million from $6.4 million for first quarter 1998. This $1.2 million increase in selling, general and administrative expense is primarily the result of the Company's efforts to expand its overall building capacity, the start-up costs in Louisville, Kentucky, the upgrade of the Company's computer systems with Year 2000 compliant hardware and software, and the Company's aggressive marketing campaign. As a percentage of revenues, selling, general and administrative expense for first quarter 1999 increased to 14.3% from 11.7% for first quarter 1998.

     INTEREST EXPENSE. Interest expense for first quarter 1999 increased to $1.2 million from $1.1 million for first quarter 1998. The primary reason for the increase in interest expense was a higher average revolving line of credit offset by a slightly lower average interest rate. The Company also capitalized $248,000 more interest during first quarter 1999 than first quarter 1998 as a result of increased real estate inventories. The weighted average rate of interest under the Company's revolving line of credit was 8.1% for first quarter 1999 compared to 8.3% for first quarter 1998. The average revolving line of credit borrowings outstanding were $71.7 million and $53.1 million for the first quarter of 1999 and 1998, respectively.

     PROVISION FOR INCOME TAXES. Income tax expense for first quarter 1999 was $529,000 compared to $1.5 million for first quarter 1998. The Company's estimated annual effective tax rate was 42.0% for first quarter 1999 and 1998.

SOURCES AND USES OF CASH

     FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998:

     Operating activities during first quarter 1999 used cash of $18.8 million compared to providing cash of $1.3 million during first quarter 1998. The principal reason for the increased use of cash in first quarter 1999 was the Company's investment in real estate inventories. The Company invested $7.1 million in land and land development inventories, $7.8 million in home construction inventories, and $1.8 million in lumber and building supply inventories during first quarter 1999. This was a total investment of $16.7 million compared to $1.2 million invested during first quarter 1998. In addition to the increased real estate inventory investment during first quarter 1999, operating activities generated less cash as first quarter 1999 net income decreased to $723,000 from $2.0 million for first quarter 1998. Net cash used in investing activities during first quarter 1999 was $283,000 compared to $156,000 during first quarter 1998. The Company increased its bank and term debt $19.1 million during first quarter 1999, principally to fund its increased investment in real estate inventories, which includes homes under construction, compared to reducing bank and term debt by $1.1 million during first quarter 1998.

REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At March 31, 1999, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 5,500 lots, including 267 lots in Louisville, Kentucky. The Company controlled through option agreements an additional 6,100 lots, including 212 lots in Louisville, Kentucky. During first quarter 1999, the Company exercised options to purchase 1,060 lots, including 210 lots in Louisville, Kentucky. Option agreements expire at varying dates through 2003. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

     First quarter 1999 real estate inventories of land and land development costs increased $7.1 million to $78.5 million from $71.4 million at December 31, 1998. Land and land development inventories grew in order to replace the record number of lots sold in 1998, to have lots available for the wider range of homes and communities the Company is offering, and to acquire land inventory in Louisville Kentucky. Real estate inventories in Louisville, Kentucky increased $4.5 million during first quarter 1999. Homes under construction increased $7.8 million to $58.6 million from $50.8 million at December 31, 1998 due to having more homes under construction and because the Company is building more expensive homes. Lumber and building supply inventories increased $1.8 million reflecting the larger number of homes the Company had under construction and the Company's distribution of additional building components.

     On March 31, 1999, the Company had 81 single family inventory homes in various stages of construction, which represented an aggregate investment of $5.5 million. At March 31, 1998, the Company had 69 inventory homes, in various stages of construction, which represented an aggregate investment of $4.8 million. Inventory homes are not reflected in sales or backlog.

SELLER-PROVIDED DEBT

     Seller-provided term debt increased to $4.4 million at March 31, 1999 from $3.3 million at December 31, 1998. During first quarter 1999, the Company added $1.6 million of term debt, which will be repaid prior to the end of 1999, and repaid $485,000 of term debt.. The remaining term debt matures prior to August 2001 and has interest rates that range from 6.5% to the prime rate.

LAND PURCHASE COMMITMENTS

     At March 31, 1999, the Company had commitments to purchase 83 residential lots at an aggregate cost of $2.4 million, net of $135,000 in good faith deposits. Included in the commitments are 57 lots in Louisville, Kentucky that have an aggregate cost of $1.5 million. In addition, at March 31, 1999, the Company had $53.8 million of cancelable obligations to purchase residential lots and unimproved land in which $1.1 million in good faith deposits had been invested by the Company. Included in the $53.8 million of cancelable commitments are $2.2 million of cancelable commitments for lots in Louisville, Kentucky in which $239,000 in good faith deposits had been invested. The majority of the land subject to cancelable obligations is for post 1999 development activities. The Company expects to fund its 1999 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facility.

CREDIT FACILITIES

     The Company is currently operating under a $125 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. Since inception of the Facility the variable margin has been 1.75%.

     As of March 31, 1999, the Company was in compliance with Facility covenants and had $8.2 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the credit Facility could increase, depending on the Company's utilization of the proceeds.

INFLATION AND OTHER COST INCREASES

     The Company is not always able to reflect all of its cost increases in the prices of its homes because competitive pressures and other factors require it in many cases to maintain or discount those prices. While the Company attempts to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, unanticipated additional costs may be incurred which cannot be passed onto the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require the Company, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, additional costs may be incurred to obtain subcontractor availability when certain trades are not readily available. These costs can result in lower gross profits.

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

         The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at March 31, 1999, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin of 1.75%. All amounts are reflected in U.S. Dollars (thousands).

                                                                                               FAIR
                             1999       2000      2001       2002       2003        TOTAL      VALUE
                             ----       ----      ----       ----       ----        -----      -----
LIABILITIES
   Variable rate                                                        $78,509     $78,509    $78,509
   Average interest rate                                                6.750%      6.750%
INTEREST-RATE
DERIVATIVES
   Notional amount           $30,000    $30,000   $20,000    $10,000    $10,000     $30,000    $  (340)
   Average pay rate          5.853%     5.853%    5.718%     5.960%     5.960%      5.869%
   Average receive rate      6.750%     6.750%    6.750%     6.750%     6.750%      6.750%

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


                                           DOMINION HOMES, INC.
                                           (Registrant)

Date:    May 10, 1999                      By:   /s/Douglas G. Borror
                                                 ------------------------------
                                                 Douglas G. Borror
                                                 Chief Executive Officer,
                                                 President


Date:    May 10, 1999                      By:   /s/Jon M. Donnell
                                                 ------------------------------
                                                 Jon M. Donnell
                                                 Chief Operating Officer


Date:    May 10, 1999                      By:   /s/Peter J. O'Hanlon
                                                 ------------------------------
                                                 Peter J. O'Hanlon
                                                 Chief Financial Officer

                                               INDEX TO EXHIBITS

Exhibit No.      Description                                                      Location
-----------      -----------                                                      --------
2.1              Corporate Exchange and Subscription Agreement, dated             Incorporated by reference to
                 January 20, 1994, between Borror Corporation and                 Exhibit 2.1 to the Company's
                 Borror Realty Company                                            Registration Statement on
                                                                                  Form S-1 (File No. 33-74298)
                                                                                  as filed with the Commission
                                                                                  on January 21, 1994 and as
                                                                                  amended on March 2, 1994 (The
                                                                                  "Form S-1").

2.2               Form of First Amendment to Corporate Exchange and               Incorporated by reference to
                  Subscription Agreement                                          Exhibit 2.2 to Form S-1.

3.1               Amended and Restated Articles of Incorporation of               Incorporated by reference to
                  Dominion Homes, Inc., as amended May 7, 1997                    Exhibit 4(a)(3) to the Company's
                                                                                  Registration Statement on
                                                                                  Form S-8 (File No. 333-26817)
                                                                                  filed with the Commission on
                                                                                  May 9, 1997.

3.2               Amended and Restated Code of Regulations of Borror              Incorporated by reference to
                  Corporation                                                     Exhibit 3.2 to Form S-1.

4.                Specimen of Stock Certificate of Dominion Homes, Inc.           Incorporated by reference to
                                                                                  Exhibit 4 to the Company's
                                                                                  March 31, 1997 Form 10-Q.

27*               Financial Data Schedule                                         Filed herewith

*  Filed Herewith