Form 10-Q
period 1999-06-30
DOMINION HOMES INC
filed 1999-08-12
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           (MARK ONE)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                                     0-23270
                             Commission File Number

                              DOMINION HOMES, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Ohio                                 31-1393233
              -----------------------                    ---------------
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



Number of common shares outstanding as of August 10, 1999: 6,293,480

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              DOMINION HOMES, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
================================================================================

                                                                                              June 30,             December 31,
                                                                                                1999                  1998
                                                                                             (Unaudited)
                                                                                          ------------------     ---------------
                                     ASSETS
Cash and cash equivalents                                                                        $     410          $     261
Notes and accounts receivable, net:
     Trade                                                                                             222                133
     Due from financial institutions for residential closings                                        1,405                769
Real estate inventories:
     Land and land development costs                                                                82,146             71,404
     Homes under construction                                                                       61,300             50,843
     Other                                                                                           4,765              2,906
                                                                                          ------------------     --------------
            Total real estate inventories                                                          148,211            125,153
                                                                                          ------------------     --------------

Prepaid expenses and other                                                                           3,812              3,111
Deferred income taxes                                                                                1,834              1,788
Property and equipment, at cost:                                                                     8,224              7,385
        Less accumulated depreciation                                                               (3,477)            (3,244)
                                                                                          ------------------     --------------
            Total property and equipment                                                             4,747              4,141
                                                                                          ------------------     --------------
                Total assets                                                                     $ 160,641          $ 135,356
                                                                                          ==================     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                                                          $   8,001          $   5,520
Deposits on homes under contract                                                                     2,468              2,601
Accrued liabilities                                                                                 11,825             12,131
Note payable, banks                                                                                 79,392             60,415
Term debt                                                                                            5,869              4,461
                                                                                          ------------------     --------------
            Total liabilities                                                                      107,555             85,128
                                                                                          ------------------     --------------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
        6,324,104 and 6,281,504 shares issued and outstanding, respectively                         31,119             30,851
        Less deferred compensation                                                                    (372)              (371)
     Retained earnings                                                                              22,339             19,748
                                                                                          ------------------     --------------
            Total shareholders' equity                                                              53,086             50,228
                                                                                          ------------------     --------------
                Total liabilities and shareholders' equity                                       $ 160,641          $ 135,356
                                                                                          ==================     ==============



    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
================================================================================
                                   (UNAUDITED)

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                                1999                1998             1999              1998
                                              ---------           ---------        ---------         ---------

Revenues                                      $  72,795           $  68,031        $ 125,569         $ 122,489
Cost of real estate sold                         59,332              55,030          102,118            98,588
                                              ---------           ---------        ---------         ---------
Gross profit                                     13,463              13,001           23,451            23,901
Selling, general and administrative               8,659               7,071           16,232            13,423
                                              ---------           ---------        ---------         ---------
Income from operations                            4,804               5,930            7,219            10,478
Interest expense                                  1,589               1,311            2,752             2,402
                                              ---------           ---------        ---------         ---------
     Income before income taxes                   3,215               4,619            4,467             8,076

Provision for income taxes                        1,347               1,940            1,876             3,392
                                              ---------           ---------        ---------         ---------
         Net income                           $   1,868           $   2,679        $   2,591         $   4,684
                                              =========           =========        =========         =========

Earnings per share
         Basic                                    $0.30               $0.43            $0.41             $0.75
                                              =========           =========        =========         =========
         Diluted                                  $0.29               $0.41            $0.40             $0.71
                                              =========           =========        =========         =========

Weighted average shares outstanding
         Basic                                6,319,297           6,272,646        6,303,318         6,270,435
                                              =========           =========        =========         =========
         Diluted                              6,527,661           6,608,399        6,540,960         6,594,730
                                              =========           =========        =========         =========



     The accompanying notes are an integral part of the financial statements

                              DOMINION HOMES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)


                                            Common Shares             Deferred Compensation
                                      --------------------------- ------------------------------
                                                                                                   Retained
                                         Shares          Amount    Liability    Treasury Shares    Earnings      Total
------------------------------------- ------------- ------------- ------------- ---------------- ------------ ------------
Balance, December 31, 1998               6,281,504      $30,851        $853         $(1,224)        $19,748      $50,228

    Net income                                                                                        2,591        2,591

    Shares awarded and redeemed             42,600          268         (35)                                         233

    Treasury shares held for
      deferred compensation plan                                                        (27)                         (27)

    Deferred compensation                                                61                                           61

------------------------------------- ------------- ------------- ------------- ---------------- ------------ ------------
Balance, June 30, 1999                   6,324,104      $31,119        $879         $(1,251)        $22,339      $53,086
------------------------------------- ------------- ------------- ------------- ---------------- ------------ ------------


    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
================================================================================

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                             ----------------------------------
                                                                                    1999               1998
                                                                             ----------------------------------
Cash flows from operating activities:
      Net income                                                                 $  2,591          $    4,684
      Adjustments to reconcile net income to cash
        (used in) provided by operating activities:
           Depreciation and amortization                                              706                 345
           Disposal of property and equipment                                          (6)                 (7)
           Issuance of common shares for compensation                                 268                 106
           Deferred income taxes                                                      (46)                110
           Changes in assets and liabilities:
               Notes and accounts receivable                                         (725)             (1,031)
               Real estate inventories                                            (21,486)               (396)
               Prepaid expenses and other                                            (910)             (1,020)
               Accounts payable                                                     2,481               1,191
               Deposits on homes under contract                                      (133)              1,046
               Accrued liabilities                                                   (323)             (1,203)
                                                                             --------------     ---------------
                    Net cash (used in) provided by operating activities           (17,583)              3,825
                                                                             --------------     ---------------
Cash flows from investing activities:
      Proceeds from sale of property and equipment                                     10                  17
      Purchase of property and equipment                                             (624)               (839)
                                                                             --------------     ---------------
                    Net cash used in investing activities                            (614)               (822)
                                                                             --------------     ---------------
Cash flows from financing activities:
      Proceeds from note payable, banks                                           142,094             116,827
      Payments on note payable, banks                                            (123,117)           (116,739)
      Prepaid loan fees                                                                                (1,536)
      Payments on term debt                                                          (604)             (1,805)
      Common shares purchased or redeemed                                             (27)
                                                                             --------------     ---------------
                    Net cash provided by (used in) financing activities            18,346              (3,253)
                                                                             --------------     ---------------

           Net change in cash and cash equivalents                                    149                (250)
Cash and cash equivalents, beginning of period                                        261                 252
                                                                             ==============     ===============
           Cash and cash equivalents, end of period                              $    410          $        2
                                                                             ==============     ===============

Supplemental disclosures of cash flow information:
      Interest paid (net of amounts capitalized)                                 $    841          $      381
                                                                             ==============     ===============
      Income taxes paid                                                          $  2,530          $    4,205
                                                                             ==============     ===============
      Land acquired by seller financing                                          $  1,572
                                                                             ==============     ===============


    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited financial statements for Dominion Homes, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the December 31, 1998 audited annual financial statements of the Company contained in its Annual Report to Shareholders or in its December 31, 1998 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    RECLASSIFICATION

         Certain prior period information has been reclassified to conform to the current period presentation.

3.   CAPITALIZED INTEREST

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As lots are transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $2.3 million and $1.9 million at June 30, 1999 and June 30, 1998, respectively. The following table summarizes the activity with respect to capitalized interest:

                                                Three Months Ended                       Six Months Ended
                                                     June 30,                                June 30,
                                              1999              1998                1999                1998
                                          -----------       ------------        -------------      --------------

     Interest incurred                    $1,661,000         $1,269,000            $3,166,000      $   2,454,000
     Interest capitalized                 (1,124,000)        (1,045,000)           (2,268,000)        (1,979,000)
                                          -----------        -----------           -----------     --------------
         Interest expensed directly          537,000            224,000               898,000            475,000

     Previously capitalized interest
       charged to interest expense         1,052,000          1,087,000             1,854,000          1,927,000
                                           ---------          ---------         -------------      -------------
         Total interest expense           $1,589,000         $1,311,000            $2,752,000      $   2,402,000
                                          ==========         ==========         =============      =============

4.   NOTE PAYABLE, BANKS


         The Company is currently operating under a $125 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. The Facility was amended August 9, 1999, to increase to $2.5 million from $500,000, the amount of its Common Shares that the Company is allowed to redeem or purchase in any year. The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. Since the inception of the Facility, the variable margin has been 1.75%.

         As of June 30, 1999, the Company was in compliance with Facility covenants and had $12.7 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

5.   EARNINGS PER SHARE

         A reconciliation of the weighted average shares used in basic and diluted Earnings Per Share is as follows:

                                                          Three Months Ended             Six Months Ended
                                                                 June 30,                     June 30,
                                                           1999           1998           1999          1998
                                                       -----------     -----------    ----------    ----------
     Weighted average shares outstanding
          during the period                            6,319,297        6,272,646      6,303,318    6,270,435
     Assuming exercise of options                        208,364          335,753        237,642      324,295
                                                       ---------       ----------     ----------    ---------

     Weighted average shares outstanding
         adjusted for common share equivalents         6,527,661        6,608,399      6,540,960    6,594,730
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

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company recorded revenues of $72.8 million from 436 home closings in second quarter 1999 compared to $68.0 million from 461 home closings in second quarter 1998. Net income for second quarter 1999 was $1.9 million, or $.29 per diluted share, compared to $2.7 million, or $.41 per diluted share, for second quarter 1998. Despite closing 25 fewer homes in second quarter 1999 than second quarter 1998, revenues and gross profit in second quarter 1999 were higher due to an increase in the average price of homes closed in second quarter 1999. The average price of homes closed in second quarter 1999 increased to $166,663 from $147,278 in second quarter 1998, an increase of $19,385 or 13.2%. The increases in second quarter 1999 revenues and gross profit, however, were offset by higher selling, general and administrative expense that increased in second quarter 1999 to $8.7 million from $7.1 million in second quarter 1998, an increase of $1.6 million or 22.5%.

     Selling, general and administrative expense began increasing in the second half of 1998 as the Company added field personnel and enhanced its operational systems to meet the approximately 25% growth in its business from the prior year. This expense level continued during the first half of 1999. Also, the Company's expenses in 1999 include the impact of the growth in its Louisville, Kentucky division, which began operations in September 1998.

     New home contracts in second quarter 1999 increased to 412 contracts from 402 contracts in second quarter 1998. Due to the record sales experienced during first quarter 1998, the Company's backlog of sales contracts at June 30, 1999 declined to 849 contracts from 944 contracts at June 30, 1998. However, the aggregate sales value of the contracts in backlog at June 30, 1999 increased to $151.5 million from $149.8 million at June 30, 1998, reflecting the increased sales prices of the Company's homes. The average sales price of homes in backlog at June 30, 1999 increased to $178,407 from $158,733 at June 30, 1998, an increase of $19,674 or 12.4%.

COMPANY OUTLOOK

     The Company expects enhanced deliveries during second half 1999, but anticipates sales, revenues and net income for the full year to be somewhat less than reported for 1998. The increased sales price of homes in backlog at June 30, 1999, combined with higher gross margins, are expected to partially mitigate the effects of fewer closings expected in 1999 compared to 1998. The Company expects to maintain its selling, general and administrative expenses at the current level for the balance of the year in order to efficiently meet the current level of activity in central Ohio and to expand its building capacity in Louisville, Kentucky, where the Company anticipates future growth.

     During second quarter 1999, the Company's customers began to experience higher mortgage interest rates. Such increases in mortgage interest rates did not appear to have materially affected the Company's sales during second quarter 1999. However, additional increases in mortgage interest rates could reduce the demand for the Company's homes.

     The Company is optimistic that it will gain market share in Louisville's strong home buying market but does not expect that the Louisville operation will be profitable in 1999. In April 1999, the Company began selling homes in two Louisville communities and has a third community under development. Through June 30, 1999, the Company has sold 23 homes and closed two homes in the Louisville market.

YEAR 2000 READINESS DISCLOSURE STATEMENT

     The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. Accordingly, such computer programs do not distinguish a year that begins with "20" from a year that begins with "19." If not corrected, these computer programs could fail or create erroneous results.

     The Company has developed and is in the process of implementing a plan for the identification and remediation of Year 2000 issues that could affect its business. The identification and remediation plan has five categories: (1) mission critical software, (2) other software, (3) information technology hardware, (4) non-information technology systems, and (5) third party related issues.

     MISSION CRITICAL SOFTWARE: The Company has identified four mission critical software systems: homebuilding accounting and job cost, contract administration, sales management, and lumber division accounting and inventory management. In January 1998, the Company purchased and began implementation of a JDEdwards homebuilding and job cost accounting software system. This is the primary software the Company uses to run its business. The project was completed July 1, 1998 and has been tested as Year 2000 compliant. In August 1998, the Company completed transition of its contract administration and sales management software systems to new software systems, which have been tested as Year 2000 compliant. In February 1999, the Company completed implementation of a JDEdwards accounting and inventory management software system at its lumber division. This system has been warranted to be Year 2000 compliant. The Company expects to test the system by the end of third quarter 1999.

     OTHER SOFTWARE: The Company maintains and periodically updates an inventory of all other software utilized by it, such as word processing, spreadsheet, and database management. During third quarter 1998, the Company began testing this software for Year 2000 compliance. The Company expects to complete this testing and transition to Year 2000 compliant software during third quarter 1999.

     INFORMATION TECHNOLOGY HARDWARE: The Company maintains and periodically updates an inventory of all information technology hardware. The Company has identified and obtained written confirmation from hardware manufacturers that their hardware is Year 2000 compliant. The Company has tested all hardware and replaced any that was not Year 2000 compliant.

     NON-INFORMATION TECHNOLOGY SYSTEMS: The Company has developed an inventory of all non-information technology systems that are likely to have a material impact on the Company's ability to conduct business, such as telephones and security systems. The Company has performed internal testing and has completed all necessary changes.

     THIRD PARTY RELATED ISSUES: The Company has identified those vendors and subcontractors which have a material effect on the Company's ability to conduct business. The Company has developed and distributed a questionnaire to all vendors and subcontractors with respect to their own Year 2000 compliance. The Company has received responses from the vendors and subcontractors that it considers to be material to its operations. Based on these responses, the Company has not identified any anticipated Year 2000 problems that could materially impact the Company's operations. Nonetheless, the Company expects to buy additional lumber, prior to December 31, 1999, to help assure an adequate supply of lumber in the event that its lumber suppliers encounter an unanticipated Year 2000 problem. In the event that any of the Company's other vendors or subcontractors encounter a material Year 2000 problem, the Company will attempt to move its business to alternate vendors or subcontractors. The Company, however, cannot guarantee that other vendors and subcontractors will be available or that they will be able to meet the demands of the Company

     COSTS TO ADDRESS THE YEAR 2000 ISSUES: The Company has spent approximately $2.6 million on its Year 2000 compliance plan through June 30, 1999 and has budgeted a total cost of $2.8 million. These costs include normal system upgrades and technology improvements that would have been implemented regardless of the Year 2000 issue.

     RISKS: Failure of the Company or its vendors and subcontractors to adequately address the Year 2000 issues in a timely manner could impede the Company's ability to build and close homes and thus have a material adverse affect on the Company's ability to generate revenues. Accordingly, the Company intends to address all known Year 2000 issues before problems materialize. Should the efforts on the part of the Company, its vendors, and its subcontractors fail to adequately address their relevant Year 2000 issues, the worst case scenario would be an interruption of revenues of an undetermined length of time. The Company has developed the contingency plan identified above under "Third Party Related Issues," to deal with any unexpected Year 2000 problems from its vendors and subcontractors. The Company does not expect to develop any further contingency plans prior to the end of 1999.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions, which are significantly different from prior accounting principles. The Company has not yet determined the impact of SFAS No. 133.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in this report under the captions "Company Outlook" and "Year 2000 Readiness Disclosure Statement" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting or inspection processes, adverse decisions or change in requirements by environmental agencies, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, problems associated with the Year 2000 issue, problems that could arise from expansion into the Louisville, Kentucky market and the other risks described in the Company's Securities and Exchange Commission filings.

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

     The following table sets forth certain data for each of the last eight quarters:

        THREE                                               SALES                              BACKLOG
        MONTHS                     REVENUES               CONTRACTS          CLOSINGS       (AT PERIOD END)
        ENDED                   (IN THOUSANDS)          (IN UNITS) (1)       (IN UNITS)       (IN NITS)
==========================================================================================================
      Sept. 30, 1997                $58,723                  380                 383              728
      Dec. 31, 1997                 $55,534                  333                 358              703
      Mar. 31, 1998                 $54,458                  670                 370            1,003
      June 30, 1998                 $68,031                  402                 461              944
      Sept. 30, 1998                $67,769                  330                 437              837
      Dec. 31, 1998                 $74,679                  381                 467              751
      Mar. 31, 1999                 $52,774                  453                 331              873
      June 30, 1999                 $72,795                  412                 436              849

-------------------
(1)   Net of cancellations

     At June 30, 1999, the aggregate sales price of homes in backlog was $151.5 million compared to $149.8 million at June 30, 1998. The average sales price of homes in backlog at June 30, 1999 increased to $178,407 from $158,733 at June 30, 1998.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                                Three Months Ended                           Six Months Ended
                                                       June 30,                                   June 30,
                                                1999               1998                   1999            1998
                                            -----------        -----------            -----------       --------

     Revenues                                  100.0%             100.0%                  100.0%          100.0%
     Cost of real estate sold                   81.5               80.9                    81.3            80.5
                                             ---------         ----------               ---------       --------
         Gross profit                           18.5               19.1                    18.7            19.5
     Selling, general and
       administrative expenses                  11.9               10.4                    12.9            11.0
                                            ----------         ----------               ---------       --------
           Income from operations                6.6                8.7                     5.8             8.5
     Interest expense                            2.2                1.9                     2.2             1.9
                                            ----------         ----------               ---------       --------
     Income before income taxes                  4.4                6.8                     3.6             6.6
     Provision for income taxes                  1.8                2.9                     1.5             2.8
                                            ----------         ----------               ---------       --------
           Net income                            2.6%               3.9%                    2.1%            3.8%
                                            ==========       ============               =========       =========

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1998

     REVENUES. Revenues for second quarter 1999 increased to $72.8 million from $68.0 million for second quarter 1998 despite the Company closing 25 fewer homes in second quarter 1999. Second quarter 1998 included seven model homes that the Company sold and leased back for use as sales models. The increase in revenues is attributable to a higher average home sale price, which increased to $166,663 during second quarter 1999 from $147,278 during second quarter 1998, an increase of $19,385 or 13.2%. The increase in the average home sale price is primarily attributable to the Company's customers purchasing larger homes and homes with more options. Customers were able to purchase larger homes and homes with more options because the Company offered a greater selection of larger homes and because the FHA mortgage limits were increased, allowing customers to finance larger homes. Included in revenues were the sale of land and building supplies to other builders of $130,000 and $180,000 for second quarter 1999 and 1998, respectively.

     GROSS PROFIT. Gross profit for second quarter 1999 increased to $13.5 million from $13.0 million for second quarter 1998, primarily as a result of closing higher priced homes in second quarter 1999. As a percentage of revenues, the gross profit margin declined to 18.5% for second quarter 1999 from 19.1% for second quarter 1998. The decrease in second quarter 1999 gross profit margin is principally attributed to fewer deliveries and the increased cost of many home building materials.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for second quarter 1999 increased to $8.7 million from $7.1 million for second quarter 1998. This $1.6 million increase in selling, general and administrative expenses is a result of the Company adding personnel and equipment in Central Ohio in order to expand its building capacity relative to second quarter 1998 and to invest in its new Louisville, Kentucky market. In addition, second quarter 1999 selling, general and administrative expenses fully recognized the amortized expense associated with the investment the Company previously made in computer systems in order to build homes more efficiently, distribute materials and components of its homes more effectively, provide internal and external communication, and address Year 2000 computer hardware and software concerns. As a percentage of revenues, selling, general and administrative expenses for second quarter 1999 increased to 11.9% from 10.4% for second quarter 1998.

     INTEREST EXPENSE. Interest expense for second quarter 1999 increased to $1.6 million from $1.3 million for second quarter 1998. As a percentage of revenues, interest expense for second quarter 1999 increased to 2.2% from 1.9% for second quarter 1998. The primary reasons for the increase in interest expense were higher average revolving line of credit borrowings partially offset by a lower average interest rate. The average revolving line of credit borrowings outstanding were $83.7 million and $56.4 million for the second quarter of 1999 and 1998, respectively. The average revolving line of credit borrowings were higher in second quarter 1999 than second quarter 1998 in order to finance increased real estate inventories in second quarter 1999. The weighted average rate of interest under the Company's revolving line of credit was 7.1% for second quarter 1999 compared to 8.3% for second quarter 1998. The Company capitalized $114,000 more net interest expense in second quarter 1999 than second quarter 1998 due to increased development and construction inventories.

     PROVISION FOR INCOME TAXES. Income tax expense for second quarter 1999 decreased to $1.3 million from $1.9 million for second quarter 1998. The Company's estimated annual effective tax rate was 42.0% for second quarter 1999 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1998

     REVENUES. Revenues for the six months ended June 30, 1999 increased to $125.6 million from $122.5 million for the six months ended June 30, 1998. The Company closed 767 homes during the first six months of 1999 compared to 831 homes during the first six months of 1998, a decrease of 64 homes or 7.7%. Closings for the six months ended June 30, 1998 included seven model homes that the Company sold and leased back to use as sales models. The increase in revenues is attributable to a higher average home sale price, which increased to $163,501 during the first six months of 1999 from $147,117 during the first six months of 1998, an increase of $16,384 or 11.1%. The increase in the average home sale price is primarily attributable to the Company's customers purchasing larger homes and homes with more options. Customers were able to purchase larger homes and homes with more options because the Company offered a greater selection of larger homes and because the FHA mortgage limits were increased allowing customers to finance larger homes. Included in revenues were other revenues, consisting of the sales of land and building supplies to other builders, which were $160,000 for the first six months of 1999 compared to $280,000 for the first six months of 1998.

     GROSS PROFIT. Gross profit for the first six months of 1999 was $23.5 million compared to $23.9 million for the first six months of 1998, despite closing 64 fewer homes in the first six months of 1999 than 1998. As a percentage of revenues, the gross profit margin declined to 18.7% for the first six months of 1999 from 19.5% for the first six months of 1998. The higher average home sales price during the first half of 1999 significantly offset the effects of delivering fewer homes with a lower gross profit margin. The decrease in first half 1999 gross profit margin is principally attributable to fewer deliveries and the increased cost of home building materials.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first six months of 1999 increased to $16.2 million from $13.4 million for the first six months of 1998. This $2.8 million increase in selling, general and administrative expenses is a result of the Company adding personnel and equipment in Central Ohio in order to expand its building capacity relative to first half 1998 and to invest in its new Louisville, Kentucky market. In addition, first half 1999 selling, general and administrative expenses fully recognized the amortized expense associated with the investment the Company previously made in computer systems in order to build homes more efficiently, distribute materials and components of its homes more effectively, provide internal and external communication, and address Year 2000 computer hardware and software concerns. As a percentage of revenues, selling, general and administrative expenses for the first six months of 1999 increased to 12.9% from 11.0% for the first six months of 1998.

     INTEREST EXPENSE. Interest expense for the first six months of 1999 increased to $2.8 million from $2.4 million for the first six months of 1998. As a percentage of revenues, interest expense for the first six months of 1999 increased to 2.2% from 1.9% for the first six months of 1998. The primary reasons for the increase in interest expense was a higher average revolving line of credit borrowings partially offset by a lower average interest rate. The average revolving line of credit borrowings outstanding were $77.7 million and $54.7 million for the first six months of 1999 and 1998, respectively. The average revolving line of credit borrowings were higher in the first six months of 1999 than the first six months of 1998 in order to finance increased real estate inventories in 1999. The weighted average rate of interest under the Company's revolving line of credit was 7.2% for the first six months of 1999 compared to 8.4% for the first six months of 1998. The Company capitalized $362,000 more net interest expense during the first six months of 1999 than the first six months of 1998 due to increased development and construction inventories.

     PROVISION FOR INCOME TAXES. Income tax expense for the first six months of 1999 decreased to $1.9 million from $3.4 million for the first six months of 1998. The Company's estimated annual effective tax rate was 42.0% for the first six months of 1999 and 1998, respectively.

SOURCES AND USES OF CASH

     SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Operating activities for the first six months of 1999 used cash of $19.2 million compared to providing cash of $3.8 million during the first six months of 1998. The principal reason for the increased use of cash in first half 1999 was the Company's investment in real estate inventories. The Company invested $9.1 million in land and land development inventories, $10.5 million in home construction inventories, and $1.9 million in lumber and building supply inventories during first half 1999. This represented a total investment of $21.5 million in real estate inventories in first half of 1999 compared to $400,000 invested during first half 1998. In addition to the increased real estate inventory investment during first half 1999, operating activities generated less cash as first half 1999 net income decreased to $2.6 million from $4.7 million for first half 1998. Net cash used in investing activities during first half 1999 was $614,000 compared to $822,000 during first half 1998. The Company increased its bank and term debt $19.9 million during first half 1999 compared to reducing bank and term debt by $3.3 million during first half 1998. The Company increased its bank term debt principally to fund its increased investment in real estate inventories, which includes homes under construction.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At June 30, 1999, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 5,500 lots, including 238 lots in Louisville, Kentucky. The Company controlled through option agreements an additional 6,200 lots, including 282 lots in Louisville, Kentucky. During second quarter 1999, the Company exercised options to purchase 473 lots, all of which are located in Central Ohio. Option agreements expire at varying dates through 2003. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

     Real estate inventories of land and land development costs at June 30, 1999 increased to $82.1 million from $71.4 million at December 31, 1998. Included in the $82.1 million of real estate inventories at June 30, 1999 are $4.1 million of real estate inventories located in Louisville, Kentucky. Land and land development inventories grew because of seasonal development activities and to replace the record number of lots sold in 1998. Land and land development inventories also increased because the Company is developing larger communities with more amenities and up-front development costs, the Company is offering a wider range of homes and communities, and the Company is acquiring and developing land inventory in Louisville, Kentucky. Homes under construction increased $10.5 million to $61.3 million from $50.8 million at December 31, 1998. The principal reasons for this increase are that many of the Company's homes were at a more advanced stage of construction at June 30, 1999 compared to June 30, 1998 and because the Company is building more expensive homes.

     On June 30, 1999, the Company had 71 single family inventory homes in various stages of construction, which represented an aggregate investment of $3.7 million. At June 30, 1998, the Company had 58 inventory homes, in various stages of construction, which represented an aggregate investment of $3.5 million. Inventory homes are not reflected in sales or backlog.

SELLER-PROVIDED DEBT

     Seller-provided term debt was $4.4 million at June 30, 1999 compared to $3.3 million at June 30, 1998. The Company will repay $1.6 million of the $4.4 million term debt prior to the end of 1999 and the remaining term debt will be repaid prior to August 2001. Interest rates range from 6.5% to the prime rate.

LAND PURCHASE COMMITMENTS

     At June 30, 1999, the Company had commitments to purchase 71 residential lots at an aggregate cost of $1.9 million, net of $112,000 in good faith deposits. Included in the commitments are 57 lots in Louisville, Kentucky that have an aggregate cost of $1.5 million. In addition, at June 30, 1999, the Company had $56.7 million of cancelable obligations to purchase residential lots and unimproved land, net of $2.2 million in good faith deposits. Included in the $56.7 million of cancelable commitments are $2.3 million of cancelable commitments for lots in Louisville, Kentucky. The majority of the land subject to cancelable obligations is for post 1999 development activities. The Company expects to fund its 1999 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facility.

CREDIT FACILITIES

         The Company is currently operating under a $125 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. The Facility was amended August 9, 1999, to increase to $2.5 million from $500,000, the amount of its Common Shares that the Company is allowed to redeem or purchase in any year. The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. Since inception of the Facility the variable margin has been 1.75%.

     As of June 30, 1999, the Company was in compliance with Facility covenants and had $12.7 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the credit Facility could increase, depending on the Company's utilization of the proceeds.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

         The Company has entered into three interest rate swap contracts with notional amounts of $10,000,000 each, maturing on October 16, 2000, January 14, 2001 and May 6, 2003. These interest rate swap contracts, reflected in aggregate in the table below, commenced on October 16, 1997, January 14, 1998 and May 6, 1998, respectively, and fix the variable interest rate on the Company's revolving credit note at 6.125%, 5.475% and 5.960%, respectively. The Company entered into interest rate swap contracts to achieve an appropriate level of variable and fixed-rate debt as approved by senior management. Interest rate swap contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. The expectation is that the resulting cost of funds is lower than that available under the variable-rate borrowings. Under interest rate swap contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt, after the effect of interest rate swap contracts have been considered, is maintained at approximately 38% of total borrowings under the revolving line of credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at June 30, 1999, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin of 1.75%. All dollar amounts are reflected in U.S. Dollars (thousands).

                                                                                                      FAIR
                             1999        2000        2001         2002        2003        TOTAL      VALUE
                             ----        ----        ----         ----        ----        -----      -----
Liabilities
-----------
   Variable rate                                                            $79,392     $79,392     $79,392
   Average interest rate                                                      6.750%      6.750%

Interest-Rate Derivatives
-------------------------
   Notional amount           $30,000     $30,000     $20,000    $10,000     $10,000     $30,000     $    74
   Average pay rate            5.853%      5.853%      5.718%     5.960%      5.960%      5.869%
   Average receive rate        6.750%      6.750%      6.750%     6.750%      6.750%      6.750%

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

Item 2.       Change in Securities and Use of Proceeds.  Not applicable.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              On April 28, 1999, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders ratified the selection of PricewaterhouseCoopers L.L.P., as independent public accountants for the Company in 1999 by the following vote:

                            Shares For               Shares Against                Shares Abstaining/Withheld
                            ----------               --------------                --------------------------
                            6,224,008                       700                               850

              The shareholders elected as Class I Directors the three nominees of the Board of Directors by the following vote:

                                                     Shares For                    Shares Abstaining/Withheld
                                                     ----------                    --------------------------
              Douglas G. Borror                      6,212,763                               12,795
              Jon M. Donnell                         6,212,763                               12,795
              C. Ronald Tilley                       6,212,763                               12,795

              The term of office of the Class II Directors, Donald A. Borror, David S. Borror, Peter A. Klisares and Gerald A. Mayo continued after the meeting.

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





                                              DOMINION HOMES, INC.
                                              (Registrant)



Date:    August 11, 1999                      By:    /s/Douglas G. Borror
                                                     --------------------
                                                     Douglas G. Borror
                                                     Chairman,
                                                     Chief Executive Officer



Date:    August 11, 1999                      By:    /s/Jon M. Donnell
                                                     -----------------
                                                     Jon M. Donnell
                                                     President
                                                     Chief Operating Officer



Date:    August 11, 1999                      By:    /s/Peter J. O'Hanlon
                                                     --------------------
                                                     Peter J. O'Hanlon
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

3.2                Amended and Restated Code of Regulations of Borror Corporation       Incorporated by reference to
                                                                                        Exhibit 3.2 to Form S-1.

4.                 Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to
                                                                                        Exhibit 4 to the Company's March 31,
                                                                                        1997 Form 10-Q.

10.1               Split Dollar Life Insurance Agreement dated  July 11, 1999 between   Filed herewith
                   Dominion Homes, Inc. and Douglas G. Borror (which agreement is the same as Split Dollar Life Insurance Agreements entered into between the Company and other executive officers of the Company except for life insurance values for which a supplemental schedule is attached)

10.2               Stock Option Agreement dated April 29, 1999 between Dominion         Filed herewith
                   Homes, Inc. and Pete A. Klisares (which agreement is the same as
                   Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald
                   Tilley)

10.3               Assignment and Assumption of Lease dated June 24, 1999 by and        Filed herewith
                   among Rommy K. Chung, Dominion Homes, Inc., and BRC Properties
                   Inc. (formerly The Borror Corporation)

10.4               Lease dated March 1, 1994 between The Borror Corporation and Rommy   Filed herewith
                   K. Chung

10.5               Assignment and Assumption of Lease dated June 24, 1999 by and        Filed herewith
                   among Dao Q. Nguyen, Dominion Homes, Inc., and BRC Properties Inc.
                   (formerly Borror Realty Company)

10.6               Lease dated November 12, 1997 between Borror Realty Company and      Filed herewith
                   Thomas M. Nguyen and assigned on October 2, 1998 to Dao Q. Nguyen

10.7               First Consent Agreement dated August 9, 1999 amending the Loan       Filed herewith
                   Agreement dated May 29, 1998, among Dominion Homes, Inc.,
                   Huntington Capital Corp. as Syndicating Agent, Huntington National
                   Bank as Administrative and Issuing Agent and the Lenders listed therein.

27                 Financial Data Schedule                                              Filed herewith