Form 10-Q
period 1999-09-30
DOMINION HOMES INC
filed 1999-11-12
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           (MARK ONE)
          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

          (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From ______ To ______

                                     0-23270
                             Commission File Number

                              DOMINION HOMES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                 31-1393233
       ------------------------------                -------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation of organization)                Identification No.)

                         5501 Frantz Road, Dublin, Ohio
                        ---------------------------------
                    (Address of principal executive offices)

                                   43017-0766
                                  ------------
                                   (Zip Code)

                                 (614) 761-6000
                                  -------------
              (Registrant's Telephone Number, Including Area Code)

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

             Yes X                                          No ____
                ---

Number of common shares outstanding as of November 10, 1999: 6,357,480

                                          PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                 DOMINION HOMES, INC.
                                                    BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE INFORMATION)
==========================================================================================================================
                                                                                     September 30,       December 31,
                                                                                         1999                 1998
                                                                                      (Unaudited)
                                                                                   ------------------     --------------
                                     ASSETS
Cash and cash equivalents                                                                  $    694          $    261
Notes and accounts receivable, net:
     Trade                                                                                      237               133
     Due from financial institutions for residential closings                                   653               769
Real estate inventories:
     Land and land development costs                                                         91,130            71,404
     Homes under construction                                                                60,632            50,843
     Other                                                                                    4,453             2,906
                                                                                   ------------------     --------------
             Total real estate inventories                                                  156,215           125,153
                                                                                   ------------------     --------------

Prepaid expenses and other                                                                    3,657             3,111
Deferred income taxes                                                                         1,904             1,788
Property and equipment, at cost:                                                              8,538             7,385
         Less accumulated depreciation                                                       (3,710)           (3,244)
                                                                                   ------------------     --------------
             Total property and equipment                                                     4,828             4,141
                                                                                   ------------------     --------------
                Total assets                                                               $168,188          $135,356
                                                                                   ==================     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                                                    $  7,067          $  5,520
Deposits on homes under contract                                                              2,221             2,601
Accrued liabilities                                                                          11,462            12,131
Note payable, banks                                                                          85,814            60,415
Term debt                                                                                     5,790             4,461
                                                                                   ------------------     --------------
             Total liabilities                                                              112,354            85,128
                                                                                   ------------------     --------------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
         6,345,480 and 6,281,504 shares issued and outstanding, respectively                 31,134            30,851
     Less deferred compensation                                                                (322)             (371)
     Retained earnings                                                                       25,022            19,748
                                                                                   ------------------     --------------
             Total shareholders' equity                                                      55,834            50,228
                                                                                   ==================     ==============
                Total liabilities and shareholders' equity                                 $168,188          $135,356
                                                                                   ==================     ==============



    The accompanying notes are an integral part of the financial statements.

                                               DOMINION HOMES, INC.
                                               STATEMENTS OF INCOME
                                     (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                                    (UNAUDITED)
===================================================================================================================

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                                1999                 1998           1999                  1998
                                            ------------         ----------       ----------           ---------

Revenues                                        $73,067             $67,769          $198,636          $190,258
Cost of real estate sold                         58,852              55,260           160,970           153,848
                                               --------              ------         ---------          --------
Gross profit                                     14,215              12,509            37,666            36,410
Selling, general and administrative               8,475               6,901            24,707            20,324
                                               --------           ---------         ---------          --------
     Income from operations                       5,740               5,608            12,959            16,086
Interest expense                                  1,196               1,192             3,948             3,594
                                               --------           ---------         ---------          --------
     Income before income taxes                   4,544               4,416             9,011            12,492

Provision for income taxes                        1,861               1,855             3,737             5,247
                                               --------           ---------         ---------          --------
         Net income                             $ 2,683             $ 2,561          $  5,274          $  7,245
                                               ========           =========         =========          ========

Earnings per share
         Basic                                    $0.43               $0.41             $0.84             $1.15
                                               ========           =========          ========         =========
         Diluted                                  $0.42               $0.39             $0.81             $1.10
                                               ========           =========          ========         =========

Weighted average shares outstanding
         Basic                                6,312,295           6,279,016         6,306,343         6,273,326
                                              =========         ===========       ===========         =========
         Diluted                              6,461,902           6,615,017         6,490,320         6,600,175
                                              =========         ===========       ===========         =========


     The accompanying notes are an integral part of the financial statements

                                               DOMINION HOMES, INC.
                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                                    (UNAUDITED)


                                                   Common Shares             Deferred Compensation
                                                   -------------             ---------------------      Retained
                                               Shares          Amount     Liability    Treasury Shares   Earnings
Total
------------------------------------------ -------------- -------------- ------------- --------------- ------------- -------------
Balance, December 31, 1998                   6,281,504        $30,851         $853         $(1,224)       $19,748       $50,228

    Net income                                                                                              5,274         5,274

    Shares awarded and redeemed                 88,976            463          (35)                                         428

    Treasury shares:
      held for deferred compensation                                                           (27)                        (27)
      other shares purchased                   (25,000)          (180)
                                                                                                                           (180)

    Deferred compensation                                                      111                                          111

------------------------------------------ -------------- -------------- ------------- --------------- ------------- -------------
Balance, September 30, 1999                  6,345,480        $31,134         $929         $(1,251)       $25,022       $55,834
------------------------------------------ -------------- -------------- ------------- --------------- ------------- -------------




    The accompanying notes are an integral part of the financial statements.

                                            DOMINION HOMES, INC.
                                          STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                (UNAUDITED)
=============================================================================================================
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              -------------------------------
                                                                                     1999           1998
                                                                              -------------------------------
Cash flows from operating activities:
      Net income                                                                   $ 5,274          $ 7,245
      Adjustments to reconcile net income to cash provided by
           (used in) operating activities:
           Depreciation and amortization                                             1,112              477
           Disposal of property & equipment                                             (7)             (14)
           Issuance of common shares for compensation                                  428               42
           Writedown of real estate inventories                                        256
           Deferred income taxes                                                      (116)            (164)
           Changes in assets and liabilities:
                Notes and accounts receivable                                           12             (653)
                Real estate inventories                                            (29,746)          (7,632)
                Prepaid expenses and other                                            (651)          (1,731)
                Accounts payable                                                     1,547             (280)
                Deposits on homes under contract                                      (380)             776
                Accrued liabilities                                                   (618)           2,531
                                                                              --------------    -------------
                    Net cash (used in) provided by operating activities            (22,889)             597
                                                                              --------------    -------------
Cash flows from investing activities:
      Proceeds from sale of property & equipment                                         8               24
      Purchase of property & equipment                                              (1,013)          (1,386)
                                                                              --------------    -------------
                    Net cash used in investing activities                           (1,005)          (1,362)
                                                                              --------------    -------------
Cash flows from financing activities:
      Proceeds from note payable, banks
                                                                                   220,462          183,852
      Payments on note payable, banks                                             (195,063)        (179,659)
      Prepaid loan fees                                                               (181)          (1,458)
      Payments on term debt                                                           (684)          (1,805)
      Common shares purchased or redeemed                                             (207)            (165)
                                                                              --------------    -------------
                    Net cash provided by financing activities                       24,327              765
                                                                              --------------    -------------
           Net change in cash and cash equivalents                                     433                0
Cash and cash equivalents, beginning of period                                         261              252
                                                                              ==============    =============
           Cash and cash equivalents, end of period                                $   694          $   252
                                                                              ==============    =============

Supplemental disclosures of cash flow information:
      Interest paid (net of amounts capitalized)                                   $ 1,067          $   736
                                                                              ==============    =============
      Income taxes paid                                                            $ 4,887          $ 6,234
                                                                              ==============    =============




    The accompanying notes are an integral part of the financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------
         The accompanying unaudited financial statements for Dominion Homes, Inc. ("the Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the December 31, 1998 audited annual financial statements of the Company contained in its Annual Report to Shareholders or in the December 31, 1998 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.   RECLASSIFICATION
     ----------------
         Certain prior period information has been reclassified to conform to the current period presentation.

3.   CAPITALIZED INTEREST
     --------------------
         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As a lot is transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and it is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.3 million and $2.0 million at September 30, 1999 and September 30, 1998, respectively. The following table summarizes the activity with respect to capitalized interest:

                                               Three Months Ended                        Nine Months Ended
                                                  September 30,                            September 30,
                                              1999              1998                1999                1998
                                          -----------       ------------        -------------      -------------

     Interest incurred                    $1,686,000         $1,286,000            $4,852,000      $   3,740,000
     Interest capitalized                 (1,428,000)          (973,000)           (3,696,000)        (2,952,000)
                                          -----------          ---------        --------------     --------------
         Interest expensed directly          258,000            313,000             1,156,000            788,000

     Previously capitalized interest
       charged to interest expense           938,000            879,000             2,792,000          2,806,000
                                        ------------       ------------          ------------      -------------
         Total interest expense           $1,196,000         $1,192,000            $3,948,000      $   3,594,000
                                          ==========         ==========            ==========      =============

4.   NOTE PAYABLE, BANKS
     -------------------
         The Company is currently operating under a $125 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. The Facility was amended by a First Consent Agreement August 9, 1999 to increase to $2.5 million from $500,000, the amount of Common Shares the Company is allowed to redeem or purchase in the aggregate through December 31, 2001. The First Consent Agreement was incorporated into a First Amendment to the Credit Agreement dated September 3, 1999, along with several other amendments to the Facility. The other amendments, among other matters, revise the definition of the Company's borrowing base to provide additional borrowing capacity; exclude developed lots owned by the Company for more than 24 months from the borrowing base; update the amount of Consolidated Tangible Net Worth the Company is required to maintain to $45 million plus 75% of the Company's Consolidated Net Income, beginning with the fiscal year ending December 31, 1999; require the Company's Leverage Ratio to not exceed 2.50 to 1.00 from September 30, 1999 through December 31, 2001 and 2.25 to 1.00 thereafter; require that the Company's Ratio of Uncommitted Land Holdings to Consolidated Tangible Worth not exceed 2.00 to 1.00 through December 31, 2001 and 1.75 to 1.00 thereafter; reduce the amount of speculative homes the Company is allowed to maintain in inventory to $10.0 million from $12.5 million; exclude Louisville, Kentucky from the restrictions imposed under new market investment limitations in the Facility; and limit investment by the Company in Louisville, Kentucky to $20.0 million.

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

         As of September 30, 1999, the Company was in compliance with Facility covenants and had $21.2 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

5.   EARNINGS PER SHARE
     ------------------
         A reconciliation of the weighted average shares used in basic and diluted earnings per share is as follows:

                                                          Three Months Ended             Nine Months Ended
                                                              September 30,               September 30,
                                                           1999           1998           1999          1998
                                                       -----------     -----------    ----------    ------------
     Weighted average shares outstanding
          during the period                            6,312,295        6,279,016      6,306,343      6,273,326
     Assuming exercise of options                        149,607          336,001        183,977        326,849
                                                       ----------       ---------     ----------      ---------

     Weighted average shares outstanding
         adjusted for common share equivalents         6,461,902        6,615,017      6,490,320      6,600,175
                                                       =========        =========      =========      =========

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company recorded revenues of $73.1 million from 428 home closings in third quarter 1999 compared to $67.8 million from 437 home closings in third quarter 1998. Net income for third quarter 1999 increased 4.8% to a quarterly record $2.7 million, or $.42 per share on a diluted basis, compared to $2.6 million, or $.39 per share on a diluted basis, for third quarter 1998. Revenues increased $5.3 million, or 7.8%, due to a 9.9% increase in the average sale price of the Company's homes in third quarter 1999 compared to third quarter 1998. Gains in revenues and gross profit, however, were partially offset by higher selling, general and administrative expense that increased in third quarter 1999 to $8.5 million from $6.9 million in third quarter 1998, an increase of $1.6 million or 22.8%.

         Selling, general and administrative expense began increasing in the second half of 1998 as the Company added field personnel and enhanced its operations systems to meet the approximately 25% growth in business from the previous year. However, many of these additional expenses were not fully implemented during third quarter 1998. Additionally, third quarter 1998 selling, general and administrative expense was favorably impacted by a $400,000 one time reduction of the Company's self insured medical plan expense. Third quarter 1999 selling, general and administrative expense reflects increased investment in the Company's Louisville, Kentucky operations compared to the amount reported in third quarter 1998, when the Company entered the Louisville, Kentucky market. It also includes expenses the Company incurred in adding new communities and sales offices in Central Ohio and amortizing its new information systems.

         New home contracts increased 22.4% to 404 for third quarter 1999 compared to 330 for the same period a year ago. The number of sales contracts in backlog remained stable with 825 home sales contracts in backlog at September 30, 1999 compared to 837 home sales contracts in backlog at September 30, 1998. However, the aggregate sales value of the homes in backlog at September 30, 1999 increased $10.3 million, or 7.6%, to $146.6 million from $136.3 million at September 30, 1998.

         On July 26, 1999 the Company announced the Board of Directors had authorized a program to repurchase up to 500,000 of the Company's common shares through July 31, 2000. As of September 30, 1999, the Company had repurchased 25,000 common shares at an average price of $6.88 per share.

COMPANY OUTLOOK

         Although the Company expects to close fewer homes in 1999 than it did in 1998, it expects its average per home closing price to be higher in 1999 than in 1998. As a result, the Company expects 1999 revenues and gross profit to be comparable to 1998 revenues and gross profit. However, because of the increased level of selling, general, and administrative expense that the Company has incurred during the first nine months of 1999, and expects to maintain during fourth quarter 1999, in order to position itself for growth in Central Ohio and Louisville, Kentucky, the Company expects 1999 net income to be lower than 1998 net income.

         The Company anticipates that its operations in Louisville, Kentucky will become profitable in 2000. The Company is currently selling homes in three communities in Louisville and has a fourth community under development. The Company has sold 47 homes and closed 4 homes in the Louisville market during the first nine months of 1999.

         On November 5, 1999, the Company entered into an agreement with Homebuilders Financial Network, Inc., providing for Homebuilders to assist the Company in establishing a mortgage finance company to be wholly-owned by the Company. The Company expects the mortgage finance company to be operational by the end of first quarter, 2000. The Company does not expect the mortgage finance company to materially impact the Company's revenues or expenses during 1999.

YEAR 2000 READINESS DISCLOSURE STATEMENT

         The Year 2000 issue exists because many computer programs use only the last two digits to refer to a year. Accordingly, such computer programs do not distinguish a year that begins with "20" from a year that begins with "19." If not corrected, these computer programs could fail or create erroneous results.

         The Company has developed and implemented a plan for the identification and remediation of Year 2000 issues that could affect its business. The identification and remediation plan has five categories: (1) mission critical software, (2) other software, (3) information technology hardware,
     (4) non-information technology systems, and (5) third party related issues.

         MISSION CRITICAL SOFTWARE: The Company has identified four mission critical software systems: homebuilding accounting and job cost, contract administration, sales management, and lumber division accounting and inventory management. In January 1998, the Company purchased and began implementation of a JDEdwards homebuilding and job cost accounting software system. This is the primary software the Company uses to run its business. The project was completed July 1, 1998 and has been tested as Year 2000 compliant. In August 1998, the Company completed transition of its contract administration and sales management software systems to new software systems, which have been tested as Year 2000 compliant. In February 1999, the Company completed implementation of a JDEdwards accounting and inventory management software system at its lumber division. This system has been tested as Year 2000 compliant.

         OTHER SOFTWARE: The Company maintains and periodically updates an inventory of all other software utilized by it, such as word processing, spreadsheet, and database management. During third quarter 1998, the Company began testing this software for Year 2000 compliance. The Company completed this testing and transition to Year 2000 compliant software during third quarter 1999.

         INFORMATION TECHNOLOGY HARDWARE: The Company maintains and periodically updates an inventory of all information technology hardware. The Company has identified and obtained written confirmation from hardware manufacturers that their hardware is Year 2000 compliant. The Company has tested all hardware and has replaced any that was not Year 2000 compliant.

         NON-INFORMATION TECHNOLOGY SYSTEMS: The Company has developed an inventory of all non-information technology systems that are likely to have a material impact on the

     Company's ability to conduct business, such as telephones and security systems. The Company has performed internal testing and has completed all necessary changes.

         THIRD PARTY RELATED ISSUES: The Company has identified those vendors and subcontractors which have a material effect on the Company's ability to conduct business. The Company has developed and distributed a questionnaire to all vendors and subcontractors with respect to their own Year 2000 compliance. The Company has received responses from the vendors and subcontractors that it considers to be material to its operations. Based on these responses, the Company has not identified any anticipated Year 2000 problems that could materially impact the Company's operations. Nonetheless, the Company expects to buy additional lumber, prior to December 31, 1999, to help assure an adequate supply of lumber in the event that its lumber suppliers encounter an unanticipated Year 2000 problem. In the event that any of the Company's other vendors or subcontractors encounter a material Year 2000 problem, the Company will attempt to move its business to alternate vendors or subcontractors. The Company, however, cannot guarantee that other vendors and subcontractors will be available or that they will be able to meet the demands of the Company

         COSTS TO ADDRESS THE YEAR 2000 ISSUES: The Company has spent approximately $2.6 million on its Year 2000 compliance plan through September 30, 1999. These costs include normal system upgrades and technology improvements that would have been implemented regardless of the Year 2000 issue.

         RISKS: Failure of the Company or its vendors and subcontractors to adequately address the Year 2000 issues in a timely manner could impede the Company's ability to build and close homes and thus have a material adverse affect on the Company's ability to generate revenues. Accordingly, the Company has implemented all aspects of its plan to address all known Year 2000 issues. Should the efforts on the part of the Company, its vendors, and its subcontractors fail to adequately address their relevant Year 2000 issues, the worst case scenario would be an interruption of revenues of an undetermined length of time. The Company has developed the contingency plan identified above under "Third Party Related Issues," to deal with any unexpected Year 2000 problems from its vendors and subcontractors. The Company does not expect to develop any further contingency plans prior to the end of 1999.

NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions, which are significantly different from prior accounting principles. The Company has not yet determined the impact of SFAS No. 133.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

         The statements contained in this report under the captions "Company Outlook," "Year 2000 Readiness Disclosure Statement" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting or inspection processes, adverse decisions or change in requirements by environmental agencies, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, problems associated with the Year 2000 issue, problems that could arise from expansion into the Louisville, Kentucky market and the other risks described in the Company's Securities and Exchange Commission filings.

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

     The following table sets forth certain data for each of the last eight quarters:

           THREE                                             SALES                               BACKLOG
          MONTHS                   REVENUES                CONTRACTS            CLOSINGS    (AT PERIOD END)
          ENDED                 (IN THOUSANDS)           (IN UNITS) (1)       (IN UNITS)       (IN UNITS)
===========================================================================================================
    Dec. 31, 1997                   $55,534                  333                 358              703
    Mar. 31, 1998                   $54,458                  670                 370            1,003
    June 30, 1998                   $68,031                  402                 461              944
    Sept. 30, 1998                  $67,769                  330                 437              837
    Dec. 31, 1998                   $74,679                  381                 467              751
    Mar. 31, 1999                   $52,774                  453                 331              873
    June 30, 1999                   $72,795                  412                 436              849
    Sept. 30, 1999                  $73,067                  404                 428              825
-----------------
(1) Net of cancellations

         At September 30, 1999, the aggregate sales value of homes in backlog was $146.6 million compared to $136.3 million at September 30, 1998. The average sales value of homes in backlog at September 30, 1999 increased to $177,742 from $162,881 at September 30, 1998. This increase reflects home sales price increases and the sale of larger homes.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                               Three Months Ended                           Nine Months Ended
                                                   September 30,                              September 30,
                                                1999               1998                   1999              1998
                                            -----------        -----------            -----------       -----------

     Revenues                                  100.0%             100.0%                  100.0%         100.0%
     Cost of real estate sold                   80.5               81.5                    81.0           80.9
                                             ---------         ----------               ---------       --------
           Gross profit                         19.5               18.5                    19.0           19.1
     Selling, general and
       administrative expenses                  11.6               10.2                    12.5           10.6
                                            ----------         ----------               ---------       --------
           Income from operations                7.9                8.3                     6.5            8.5
     Interest expense                            1.7                1.8                     2.0            1.9
                                            ----------         ----------               ---------       --------
           Income before income taxes            6.2                6.5                     4.5            6.6
     Provision for income taxes                  2.5                2.7                     1.8            2.8
                                            ----------         ----------               ---------       --------
           Net income                            3.7%               3.8%                    2.7%           3.8%
                                            ==========         ==========               =========       ========

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Revenues for third quarter 1999 increased to $73.1 million from $67.8 million for third quarter 1998. The Company closed 428 homes during third quarter 1999 compared to 437 homes closed during third quarter 1998. The increase in revenues is attributable to a higher average home price, which increased by 9.9% to $170,030 during third quarter 1999 from $154,657 during third quarter 1998. Included in revenues were other revenues, consisting of the sale of land and building supplies to other builders, which were $290,000 for third quarter 1999 compared to $180,000 for third quarter 1998.

         GROSS PROFIT. Gross profit for third quarter 1999 increased to $14.2 million from $12.5 million for third quarter 1998. As a percentage of revenues, the gross profit margin increased to 19.5% for third quarter 1999 from 18.5% for third quarter 1998. The primary reasons for the increase in third quarter 1999 gross profit were an increase in the average sales price of homes delivered during third quarter 1999 compared to third quarter 1998 and more effective control of financing and direct construction costs during third quarter 1999 than third quarter 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for third quarter 1999 increased to $8.5 million from $6.9 million for third quarter 1998. As a percentage of revenues, selling, general and administrative expenses increased to 11.6% from 10.2%. Selling, general and administrative expense grew quarter to quarter as the Company increased its investment in the Louisville, Kentucky market, added communities in Central Ohio and amortized its new information systems. The quarter to quarter comparison was also impacted by a $400,000 one-time reduction of the Company's self insured medical expense in third quarter 1998.

         INTEREST EXPENSE. Interest expense for third quarter 1999 was $1.2 million, the same interest expense as third quarter 1998. As a percentage of revenues, interest expense for third quarter 1999 decreased to 1.7% from 1.8% for third quarter 1998. Interest expense remained stable between third quarter 1999 and 1998 despite higher borrowing levels due to a lower average rate of interest and increased capitalization of interest during third quarter 1999. The average revolving line of credit borrowings were $82.2 million and $56.6 million for third quarter 1999 and 1998, respectively. The weighted average rate of interest under the Company's revolving line of credit was 7.8% for third quarter 1999 compared to 8.6% for third quarter 1998. The Company capitalized more interest during third quarter 1999 as a result of having increased land development and home construction inventories during third quarter 1999 compared to third quarter 1998.

         PROVISION FOR INCOME TAXES. Income tax expense for both third quarter 1999 and 1998 was $1.9 million. The Company's estimated annual effective tax rate was 41.0% for third quarter 1999 and 42.0% for third quarter 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Revenues for the nine months ended September 30, 1999 increased to $198.6 million from $190.3 million for the nine months ended September 30, 1998. The number of closings during the first nine months of 1999 declined by 73 homes, or 6%, to 1,195 homes compared to the 1,268 homes closed during the same period in 1998. Closings for the nine months ended September 30, 1998 included seven model homes the Company sold and leased back for use as sales models. The increase in revenues is attributable to a higher average home sales price, which increased 10.9% to $165,840 during the first nine months of 1999 from $149,538 during the first nine months of 1998. The increase in the average home sales price is primarily attributable to the Company's customers purchasing larger homes, homes with more options, and price increases by the Company. Customers were able to purchase larger homes and homes with more options during 1999 because the Company offered a greater selection of larger homes and because FHA mortgage limits were increased, allowing more customers to finance larger homes. Included in revenues were other revenues, consisting of the sales of land and building supplies to other builders, which were $460,000 for the first nine months of 1999 and 1998.

         GROSS PROFIT. Gross profit for the first nine months of 1999 increased to $37.7 million from $36.4 million for the first nine months of 1998, primarily as a result of closing homes with higher average sale prices in the first nine months of 1999 than 1998. As a percentage of revenues, the gross profit margin declined slightly to 19.0% for the first nine months of 1999 from 19.1% for the first nine months of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first nine months of 1999 increased to $24.7 million from $20.3 million for the first nine months of 1998. As a percentage of revenues, selling, general and administrative expenses for the first nine months of 1999 increased to 12.5% from 10.6% for the first nine months of 1998. Selling, general and administrative expense grew as the Company increased its investment in the Louisville, Kentucky market, added communities in Central Ohio and amortized its new information systems. The comparison was also impacted by a $400,000 one-time reduction of the Company's self insured medical expense in third quarter 1998.

         INTEREST EXPENSE. Interest expense for the first nine months of 1999 increased to $3.9 million from $3.6 million for the first nine months of 1998. As a percentage of revenues, interest expense for the first nine months of 1999 increased to 2.0% from 1.9% for the first nine months of 1998. Interest expense increased because of higher average borrowings, offset by a lower average rate of interest and because the Company capitalized more interest during the first nine months of 1999 than the first nine months of 1998. The average revolving line of credit borrowings outstanding were $79.2 million and $55.4 million for the first nine months of 1999 and 1998, respectively. The weighted average rate of interest under the Company's revolving line of credit was 7.9% for the first nine months of 1999 compared to 8.4% for the first nine months of 1998. The Company capitalized more interest in 1999 as a result of having increased land development and home construction inventories during the first nine months of 1999 compared to the first nine months of 1998.

         PROVISION FOR INCOME TAXES. Income tax expense for the first nine months of 1999 decreased to $3.7 million from $5.2 million for the first nine months of 1998. The Company's estimated annual effective tax rate was 41.5% for the first nine months of 1999 and 42.0% for the first nine months of 1998.

SOURCES AND USES OF CASH

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Operating activities for the first nine months of 1999 required cash of $22.9 million compared to providing cash of $597,000 during the first nine months of 1998. The principal reason for the increased use of cash during the first nine months of 1999 was the Company's investment in real estate inventories. The Company invested $18.4 million in land and land development inventories, $9.8 million in home construction inventories, and $1.5 million in lumber and building supply inventories during the first nine months of 1999. This represented a total investment of $29.7 million in real estate inventories during the first nine months of 1999 compared to $7.6 million invested during the first nine months of 1998. Operating activities also provided less cash during the first nine months of 1999 as net income declined to $5.3 million from $7.2 million for the first nine months of 1998. Net cash used in investing activities during the first nine months of 1999 was $1.0 million compared to $1.4 million during the first nine months of 1998. The Company increased its bank and term debt $24.3 million during the first nine months of 1999 compared to $765,000 during the first nine months of 1998. The Company increased its bank term debt principally to fund its increased investment in real estate inventories, which includes homes under construction.

     REAL ESTATE INVENTORIES

         The Company's practice is to develop most of the lots on which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At September 30, 1999, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 5,900 lots, including 200 lots in Louisville, Kentucky. The Company controlled through option agreements an additional 5,900 lots, including 700 lots in Louisville, Kentucky. During third quarter 1999, the Company exercised options to purchase 800 lots, including 57 lots in Louisville, Kentucky. Option agreements expire at varying dates through 2003. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

         Land and land development inventories at September 30, 1999 increased to $91.1 million from $71.4 million at December 31, 1998. Included in the $91.1 million of land and land development inventories at September 30, 1999 are $5.8 million of land and land development inventories located in Louisville, Kentucky. There were no land and land development inventories in Louisville, Kentucky at September 30, 1998. Land and land development inventories in Central Ohio increased due to seasonal development activities and to replace the record number of lots sold in 1998. Inventories also increased because the Company is developing a larger number of communities and communities with more amenities and more up-front development costs. Homes under construction increased $9.8 million to $60.6 million from $50.8 million at December 31, 1998. The principal reason for this increase is that the Company is building larger and more expensive homes.

         On September 30, 1999, the Company had 60 inventory homes in various stages of construction, which represented an aggregate investment of $4.4 million. At September 30, 1998, the Company had 79 inventory homes, in various stages of construction, which represented an aggregate investment of $4.2 million. Inventory homes are not reflected in sales or backlog.

     SELLER-PROVIDED DEBT

         Seller-provided term debt was $4.4 million at September 30, 1999 compared to $3.3 million at September 30, 1998. The Company expects to repay $1.6 million of the $4.4 million term debt prior to the end of 1999 and the balance of such term debt will be due prior to August 2001. Interest rates range from 6.5% to the prime rate.

     LAND PURCHASE COMMITMENTS

         At September 30, 1999, the Company had commitments to purchase 105 residential lots in Central Ohio, at an aggregate cost of $2.5 million, net of $1.2 million in good faith deposits. In addition, at September 30, 1999, the Company had $77.4 million of cancelable obligations to purchase residential lots and unimproved land in which $2.9 million in good faith deposits had been invested by the Company. The majority of the land subject to cancelable obligations is for post 1999 development activities. The Company expects to fund its capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facility.

     CREDIT FACILITIES

         The Company is currently operating under a $125 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. The Facility was amended by a First Consent Agreement August 9, 1999 to increase to $2.5 million from $500,000, the amount of Common Shares the Company is allowed to redeem or purchase in the aggregate through December 31, 2001. The First Consent Agreement was incorporated into a First Amendment to the Credit Agreement dated September 3, 1999, along with several other amendments to the Facility. The other amendments, among other matters, revise the definition of the Company's borrowing base to provide additional borrowing capacity; exclude developed lots owned by the Company for more than 24 months from the borrowing base; update the amount of Consolidated Tangible Net Worth the Company is required to maintain to $45 million plus 75% of the Company's Consolidated Net Income, beginning with the fiscal year ending December 31, 1999; require the Company's Leverage Ratio to not exceed 2.50 to 1.00 from September 30, 1999 through December 31, 2001 and 2.25 to 1.00 thereafter; require that the Company's Ratio of Uncommitted Land Holdings to Consolidated Tangible Worth not exceed 2.00 to 1.00 through December 31, 2001 and 1.75 to 1.00 thereafter; reduce the amount of speculative homes the Company is allowed to maintain in inventory to $10.0 million from $12.5 million; exclude Louisville, Kentucky from the restrictions imposed under new market investment limitations in the Facility; and limit investment by the Company in Louisville, Kentucky to $20.0 million.

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

         As of September 30, 1999, the Company was in compliance with Facility covenants and had $21.2 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

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

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has entered into three interest rate swap contracts with notional amounts of $10,000,000 each, maturing on October 16, 2000, January 14, 2001 and May 6, 2003. These interest rate swap contracts, reflected in aggregate in the table below, commenced on October 16, 1997, January 14, 1998 and May 6, 1998, respectively, and fix the variable interest rate on the Company's revolving credit note at 6.125%, 5.475% and 5.960%, respectively. The Company entered into interest rate swap contracts to achieve an appropriate level of variable and fixed-rate debt as approved by senior management. Interest rate swap contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. The expectation is that the resulting cost of funds is lower than that available under the variable-rate borrowings. Under interest rate swap contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt, after the effect of interest rate swap contracts have been considered, is maintained at approximately 36% of total borrowings under the revolving line of credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at September 30, 1999, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin of 1.75%. All dollar amounts are reflected in U.S. Dollars (thousands).

                                                                                                            FAIR
                                       1999        2000       2001        2002        2003       TOTAL      VALUE
                                       ----        ----       ----        ----        ----       -----      -----
     Liabilities
        Variable rate                                                               $85,814     $85,814     $85,814
        Average interest rate                                                         6.750%      6.750%

     Interest-Rate Derivatives
        Notional amount              $30,000     $30,000     $20,000    $10,000     $10,000     $30,000     $    99
        Average pay rate               5.853%      5.853%      5.718%     5.960%      5.960%      5.869%
        Average receive rate           6.750%      6.750%      6.750%     6.750%      6.750%      6.750%

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

Item 5.       Other Information. Not applicable

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


                                              DOMINION HOMES, INC.
                                              (Registrant)


Date:    November 11, 1999                    By:    /s/Douglas G. Borror
                                                     -------------------------------------------
                                                     Douglas G. Borror
                                                     Chairman, Chief Executive Officer



Date:    November 11, 1999                    By:    /s/Jon M. Donnell
                                                     -------------------------------------------
                                                     Jon M. Donnell
                                                     President, Chief Operating Officer


Date:    November 11, 1999                    By:    /s/Peter J. O'Hanlon
                                                     -------------------------------------------
                                                     Peter J. O'Hanlon
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

3.2                 Amended and Restated Code of Regulations of Borror Corporation       Incorporated by reference to
                                                                                         Exhibit 3.2 to Form S-1.

4.                  Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to Exhibit 4
                                                                                         to the Company's March 31, 1997 Form
                                                                                         10-Q.

10.1                Split Dollar Life Insurance Agreement dated July 11, 1999 between    Incorporated by reference to
                    Dominion Homes, Inc. and Douglas G. Borror (which agreement is the   Exhibit 10.1 to the Company's June 30,
                    same as Split Dollar Life Insurance Agreements entered into          1999 Form 10-Q.
                    between the Company and other executive officers of the
                    Company except for life insurance values for which a
                    supplemental schedule is attached)

10.2                Stock Option Agreement dated April 29, 1999 between Dominion         Incorporated by reference to
                    Homes, Inc. and Pete A. Klisares (which agreement is the same as     Exhibit 10.2 to the Company's June 30,
                    Stock Option Agreements entered into between the Company and its     1999 Form 10-Q.
                    other outside, independent directors, Gerald E. Mayo and C. Ronald
                    Tilley)

10.3                Assignment and Assumption of Lease dated June 24, 1999 by and        Incorporated by reference to
                    among Rommy K. Chung, Dominion Homes, Inc. and BRC Properties Inc.   Exhibit 10.3 to the Company's June 30,
                    (formerly The Borror Corporation)                                    1999 Form 10-Q.

10.4                Lease dated March 1, 1994 between The Borror Corporation and Rommy   Incorporated by reference to
                    K. Chung                                                             Exhibit 10.4 to the Company's June 30,
                                                                                         1999 Form 10-Q.

10.5                Assignment and Assumption of Lease dated June 24, 1999 by            Incorporated by reference to

                    and among Dao Q. Nguyen, Dominion Homes, Inc., and                   Exhibit 10.5 to the Company's June 30,
                    BRC Properties Inc. (formerly Borror Realty Company)                 1999 Form 10-Q.

10.6                Lease dated November 12, 1997 between Borror Realty Company and      Incorporated by reference to
                    Thomas M. Nguyen and assigned on October 2, 1998 to Dao Q. Nguyen    Exhibit 10.6 to the Company's June 30,
                                                                                         1999 Form 10-Q.

10.7                First Consent Agreement dated August 9, 1999 amending the Loan       Incorporated by reference to
                    Agreement dated May 29, 1998, among Dominion Homes, Inc.,            Exhibit 10.7 to the Company's June 30,
                    Huntington Capital Corp. as Syndicating Agent, Huntington National   1999 Form 10-Q.
                    Bank as Administrative and Issuing Agent and the Lenders listed therein

10.8                First Amendment to Credit Agreement dated September 3, 1999          Filed herewith
                    amending the Loan Agreement dated May 29, 1998, among Dominion
                    Homes, Inc., Huntington Capital Corp. as Syndicating Agent,
                    Huntington National Bank as Administrative and Issuing Agent and
                    the Lenders listed therein

10.9                Lease dated September 29, 1999 between BRC Properties Inc. and       Filed herewith
                    Dominion Homes, Inc.

10.10               Agreement For Services dated November 5, 1999 between Homebuilders   Filed herewith
                    Financial Network, Inc. and Dominion Homes, Inc.

27                  Financial Data Schedule                                              Filed herewith