Form 10-K405
period 1999-12-31
DOMINION HOMES INC
filed 2000-03-16
CIK 917857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-23270

Dominion Homes, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1393233

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

5501 Frantz Road, Dublin, Ohio	43017

(Address of principal executive offices)	(Zip Code	)

Registrant’s telephone number, including area code: 614-761-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares with no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Based upon the closing sale price reported on the NASDAQ National Market on March 13, 2000, the aggregate market value of the Common Shares of the Registrant held by non-affiliates (assuming, for this purpose, that all executive officers and directors are affiliates) on that date was $10,530,809.

As of March 14, 2000 there were 6,366,920 Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1999 (in pertinent part, as indicated) Part III

PART I

Item 1 BUSINESS

Background

      Dominion Homes, Inc. (“the Company”) was incorporated in Ohio in October 1993 in anticipation of its initial public offering. Prior to consummation of the Company’s initial public offering in March 1994, the Company was operated as part of the homebuilding and related divisions (the “Homebuilding Divisions”) of BRC Properties Inc. (“BRC”) (formerly known as Borror Realty Company), an Ohio corporation incorporated in 1946. BRC started building homes in 1976 under the direction of Donald A. Borror, the Company’s current Chairman Emeritus of the Board. In connection with the Company’s initial public offering, the Company acquired from BRC substantially all of the operating assets of the Homebuilding Divisions. At March 14, 2000, BRC owned 4,146,500 Common Shares of the Company, representing 65.1% of the issued and outstanding Common Shares.

      The principal corporate offices of the Company are located at 5501 Frantz Road, Dublin, Ohio and its telephone number is (614) 761-6000.

Market Overview

      The Company conducts its homebuilding operations in two markets, Central Ohio and Louisville, Kentucky. The Company is currently one of the largest homebuilders in the Central Ohio market and had a 22.8% share of the Central Ohio homebuilding market in 1999. Columbus, the capital of Ohio, has been a stable market, with diverse economic and employment bases. Columbus is also the home of The Ohio State University. In addition, a number of notable organizations have their headquarters in Central Ohio, including Honda of America Manufacturing, Inc., The Limited, Inc., Nationwide Insurance Company, Wendy’s International, Inc., Huntington Bancshares Incorporated, Battelle Memorial Institute, Worthington Industries, Inc., The Scotts Company and Cardinal Health, Inc. Columbus also is the county seat of Franklin County and the largest city in Ohio. The Company builds its homes in all of the counties in the Columbus Metropolitan Statistical Area (the “CMSA”) which includes Franklin, Pickaway, Madison, Fairfield, Delaware and Licking Counties (the “CMSA Counties”), and also in Union County. References herein to Central Ohio means the CMSA Counties and Union County.

      During late third quarter 1998, the Company entered the Louisville, Kentucky market. This resulted from extensive research by the Company of potential markets for expansion beyond Central Ohio. The Company chose Louisville because of its proximity to Central Ohio, its lack of builders with dominant market share and the ability of the Company to provide product offerings similar to its Central Ohio homes. The Company also considered Louisville’s strong economy, available land supply and subcontractor base. Louisville is the home of The University of Louisville and headquarters for major corporations such Humana Corporation and Tricon International. United Parcel Service also has a major distribution center in Louisville. The Louisville Metropolitan Statistical Area (the “LMSA”) is comprised of Jefferson, Oldham, Bullitt and Shelby Counties in Kentucky and Harrison, Floyd and Clark Counties in Southern Indiana.

Products

      The Company offers three distinct series of single-family homes that are differentiated by size, price, standard features and available options. This product diversity allows the Company to target specific market segments and appeal to a wide range of homebuyers. The Company’s products range from starter homes to executive homes with prices from $120,000 to more than $300,000. Homes offered in the Century Series generally range in size from 1,100 to 1,500 square feet, at prices from $120,000 to $160,000, and are targeted to appeal primarily to young, entry level home buyers. Homes offered in the Celebrity Series generally range in size from 1,500 to 2,000 square feet, at prices from $145,000 to $200,000, and are targeted to appeal to both entry level and move-up homebuyers. Homes offered in the Tradition Series generally range in size from 2,000 to 3,000 square feet, at prices from $175,000 to more than $300,000, and are targeted to appeal primarily to existing homeowners who desire to move up to larger homes with more amenities.

      The Company is a “full option” homebuilder. Each of the Company’s homes has a standard design and basic features. After the purchaser has chosen a home from over 45 standard floor plans and elevations available, the purchaser can “individualize” the home, at additional cost, through the selection of structural, exterior and interior options. Structural options include two-foot side-wall extensions, side-load garages and master bathrooms. Exterior/interior options include brick or stone facades, fireplaces, and upgrades on bathroom and kitchen fixtures, cabinets, tiles and floorings. The Company’s homes feature nationally recognized and industry leading brand names, including Trane® natural gas furnaces, Andersen® wood windows, Armstrong® flooring, General Electric® appliances, Wilsonart® decorative laminate, Aristokraft® cabinets and the Kohler® family of bathroom and kitchen fixtures.

Marketing and Sales

      The Company markets all of its homes under the “Dominion Homes®” tradename. The Company has an extensive targeted marketing program that includes advertising by radio, television, newspapers, magazines, direct mail and billboards. The Company’s advertising typically emphasizes the quality of its homes, the location of its communities, the brand name components used in its homes and the wide variety of its home styles and options. The Company believes these factors differentiate its products and reinforce its “Dominion Homes — The Best of Everything®” brand awareness program. At the end of 1999, according to a third party survey, the Dominion Homes® name was recognized by 87% of the Central Ohio respondents.

      The Company markets a “Helping Hand Program” to purchasers of its Century and Celebrity Series homes. The Helping Hand Program is a work equity program approved by the U.S. Department of Housing and Urban Development which permits home buyers to reduce their down payments by performing some minor construction tasks themselves. Through training conducted by the Company’s personnel and a detailed video, participating homebuyers receive step-by-step guidance on completing these tasks. The Company aggressively markets this program because it enables the Company to sell homes to entry level home buyers who otherwise would not have the down payment necessary to qualify for mortgage financing. This program also allows home buyers to purchase homes with more desirable features and amenities than they would otherwise qualify to purchase. In 1999, approximately 56.7% of the purchasers of the Company’s homes participated in the Helping Hand Program.

      The Company conducts its home sales from 30 furnished model home sales offices in Central Ohio and 3 furnished model home sales offices in Louisville, Kentucky. In addition the Company opened a centralized sales office in Central Ohio during 1999 to focus on participation sales with local realtors. Sales representatives are employees of the Company and are trained to fully explain the features and benefits of the Company’s homes, to determine which home best suits the customer’s needs, to explain available mortgage financing opportunities and to explain the construction process. The Company devotes significant attention to the continued training of sales representatives to assure high levels of professionalism and product knowledge. The Company believes that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables the Company to communicate a consistent message to its customers. Sales representatives are compensated on a commission and bonus basis. At December 31, 1999, the Company employed 45 sales representatives in Central Ohio and 4 in Louisville, Kentucky.

      The Company welcomes independent real estate broker participation because it believes that such participation introduces the Company to customers who might not otherwise consider purchasing a home from the Company. The Company’s centralized sales office is designed to facilitate real estate broker participation. In 1999, the Company paid sales commissions of $4.5 million to independent brokers on 823 homes that had an aggregate sales price of $141.5 million.

      The Company uses promotional and sales incentives such as discounts on the purchase price of its homes or options to market its products. Generally, it is the Company’s intention to use this practice on a selective or seasonal basis to target slow sales areas and manage production capacity. The Company also offers a discount to customers who previously purchased a Dominion Home, to employees of companies with which it does business and to its own employees.

      Sales of the Company’s homes are made pursuant to standard sales contracts. These contracts generally require the purchaser to make a $500 deposit when the contract is executed and to pay the balance of the cash down payment, typically up to 3.0% of the purchase price, at the start of construction. The Company also has a “zero down payment” program whereby the customer makes a $250 deposit, when the contract is executed, and a second $250 deposit when the customer’s loan is approved. Under the “zero down payment” program there is no further down payment required.

      The Company generally does not commence construction of a home until it obtains a sales contract and notice from the customer’s lender that mortgage financing has been approved. However, the Company routinely commences construction of a home with a sales contract that is contingent upon the customer selling an existing home. Some customers fail to complete their contracts, which results in partially constructed homes that are no longer under contract. In addition, the Company selectively starts construction of a limited number of homes without a contract to create an inventory in anticipation of seasonal demand and to attract customers, such as corporate transferees, who need homes within 60 to 90 days. At December 31, 1999, the Company had 133 inventory homes in various stages of construction.

Design and Construction

      The Company incorporates innovative ideas in building its homes. Its homes include superior construction features such as its engineered floor truss system; safer, less steep stairs; B.F. Goodrich® CPVC plumbing pipe; and Category 5 wiring and two-way interactive cable wiring.

      The Company employs a full-service architectural department which controls the design of its homes. Each home design is value-engineered for greater efficiency in the building process and lower cost to the purchaser. For example, where possible, back-to-back bathrooms are designed to avoid the need for multiple drains and room sizes are designed to correspond to standard carpet widths to avoid the expense and waste involved in cutting carpet. On an ongoing basis, the design team utilizes the Company’s knowledge of its markets and feedback gained from its customers to create new designs and modify existing designs to keep pace with changing consumer preferences.

      The design team is aided by a computer graphics design system. This system provides the Company with greater flexibility in creating new designs and modifying existing designs and enhances the Company’s ability to accurately estimate the materials necessary for a particular design.

      The Company acts as the general contractor for the construction of its homes. The Company’s construction superintendents, together with the construction managers to whom they report, monitor construction, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes.

      The use of subcontractors enables the Company to minimize its investment in employees, equipment and building supply inventory. This practice also increases the Company’s flexibility in responding to changes in the demand for housing. The Company has longstanding business relationships with many of its subcontractors. These relationships, coupled with the Company’s building volume, year round retention of subcontractors and efficient design have enabled the Company to negotiate favorable agreements with its subcontractors.

      The Company has reduced its exposure to risks of inadequate supply and significant price fluctuations through its ownership and operation of a lumberyard, which allows it to purchase its lumber directly from mills and wholesalers. From time to time the Company purchases lumber for delayed delivery to ensure adequate supply and predictable cost. Substantially all of the lumber purchased by the lumberyard was used by the Company. Additionally, the Company distributes roof shingles, windows and doors through its lumberyard and will continue to explore other distribution opportunities.

      The Company has integrated various information and administrative systems to support its construction operations. This management information system allows the Company to control construction costs by making available the information necessary to monitor subcontractor performance and expenditures on each home. Subcontracted work is authorized by work orders, the cost of deviations from the work order must be approved for payment by the Company’s construction superintendents and significant cost variances are investigated. The management information system also integrates the Company’s sales reporting, contract management and material distribution systems into the construction process.

Decorating Center

      Since introducing the decorating center concept in 1990, the Company has been able to offer customers full-service advice in the decorating process. Providing the ambiance of a quality retail store, the decorating center features full-sized samples, vignettes, and computer-aided graphics that depict the exterior of the customer’s home. These features allow the customer to visualize color combinations and options, feel the textures and picture how the selections work together. Decorating consultants are available to assist customers in making selections from among hundreds of options on display at the decorating center, from bathroom fixtures to outdoor siding. Management believes that the decorating center reduces customer anxiety in the decorating and selection process and significantly contributes to customer satisfaction.

Customer Satisfaction Program

      The Company recognizes that for most customers the purchase of a home represents the single largest investment they will ever make. The Company strives to ensure the soundness of this investment through the timely delivery of quality homes that are located in attractive communities and that provide lasting value.

      The Company also understands that many prospective customers are uncertain about how to choose a homebuilder and a home and have little knowledge about home construction. Accordingly, every phase of the Company’s operations, from the beginning of the selling process through construction, closing and service after the closing, educates and involves the customer in the homebuilding process.

      At a construction conference, the Construction Orientation Manager meets with the customer to review the home plans and explains the construction process and schedule. Because the Company wants the customer to see the quality built into the customer’s home, the customer is invited to visit the home site at any time during the course of construction.

      The Company’s “Gold Medal” quality assurance program is designed to provide the customer with peace of mind. Under this program, each home is subject to eight separate inspections by the Company’s construction personnel, and members of the Company’s senior management inspect randomly selected homes on a monthly basis. Because of the Company’s attention to quality and its commitment to “doing it right the first time,” the Company offers a comprehensive warranty program that features a two-year warranty covering all mechanical elements (including heating, plumbing and electrical systems), roof, windows and doors, as well as a thirty-year warranty covering all major structural components. The structural warranty on each home is automatically transferable to subsequent owners of the home. The Company also passes along to its customers all warranties provided by manufacturers and suppliers. The Company believes that its warranty program is one of the best warranty packages offered in the homebuilding industry.

      The Company invites each customer at and after closing to complete questionnaires that rate the customer’s sales representative, construction superintendent and decorating consultant and provide certain other information regarding the customer’s homebuilding experience. The Company uses the information obtained from these questionnaires to refine its products, programs and services to assure that the Company continues to be responsive to its customers.

Land Acquisition and Development

      The Company believes that one of its key strengths has been its ability to identify and acquire property to be utilized as lots for future residential home development. The Company’s practice has been to develop most of the lots on which it builds its homes. The Company generally does not buy unimproved land for speculation and generally limits its investment in unimproved land to an amount that it expects to be able to develop and sell within three to five years. In recent years the process to obtain the required zoning and other approvals necessary to build the Company’s communities has taken longer and has become increasingly difficult. Consequently, the Company is identifying future residential home sites sooner and starting these processes earlier than in the past.

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

      The Company believes that its understanding of homebuilding markets, particularly in Central Ohio, gives it an advantage in identifying and acquiring unimproved land with good market potential. In considering the suitability of unimproved land for development, the Company reviews factors such as (i) availability of existing community services such as sewers, water, gas and electricity; (ii) estimated costs of development; (iii) quality of school systems; (iv) population growth patterns; (v) proximity to developed residential and retail areas; (vi) employment growth rates; (vii) anticipated absorption rates for new housing; and (viii) availability of transportation.

      Although the Company purchases land and engages in land development activities primarily for the purpose of maintaining an adequate supply of lots on which to build, the Company also sells unimproved land and finished lots to developers and other homebuilders. Revenues from the sale of unimproved land and developed lots in 1999 was $430,000.

      Prior to its acquisition of unimproved land, the Company ensures that any necessary zoning, environmental or other governmental approvals required to develop the land into residential lots have been obtained and that the land is served by utilities. The Company’s engineering and design professionals then plan and engineer the land and construct the streets, sewers, water and drainage facilities and other improvements to meet the Company’s specifications. In developing land, the Company is required by some municipalities and other governmental authorities to provide letters of credit or performance bonds to secure performance of the Company’s obligations to install sewers, streets and other improvements. At December 31, 1999, the Company had an aggregate of $13.3 million of letters of credit and performance bonds outstanding for these purposes. In addition, the Company provided $3.4 million of letters of credit or performance bonds to secure contracts the Company entered into for land commitments. The Company does not believe that any of the outstanding letters of credit or performance bonds are likely to be drawn upon.

      To limit its risk, the Company attempts to control land through the use of option and contingent purchase contracts. These contracts condition the Company’s obligation to purchase land upon the Company’s review and approval of such matters as zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, title matters, economic feasibility of development and other property-related criteria.

      The Company designs each residential community to have its own identity. Through its control over the details of development, from the placement of streets to the design of each community entryway, the Company creates in each of its communities a distinctive look of quality and success. The Company generally completes the sale of homes in its communities in time periods that range from three to five years from first to last sale, with smaller communities generally taking less time to complete than larger ones. In addition, the Company typically incorporates a homeowner association for communities with common areas to ensure the continued maintenance of the common areas after the community is developed.

      The Company occasionally enters into joint venture agreements with other homebuilders to own and develop communities. The primary reason for these joint venture agreements is to limit the Company’s exposure to owning large amounts of land in a single community and to limit the risks associated with longer holding periods for these larger communities.

      Land inventory owned by the Company includes land titled in the Company’s name or land the Company is committed to purchase. Land inventory controlled by the Company represents land which the Company has the right to acquire under contingent purchase contracts and option contracts.

      The following table sets forth the Company’s land inventory as of December 31, 1999:

	Finished	Lots Under	Unimproved Land	Total
Land Inventory	Lots	Development	Estimated Lots	Estimated Lots

Owned by the Company:

Central Ohio	919	753	3,882	5,554

Louisville, Kentucky	99	59	114	272

Controlled by the Company:

Central Ohio	0	0	5,361	5,361

Louisville, Kentucky	0	0	886	886

	1,018	812	10,243	12,073

Customer Financing

      On November 16, 1999 the Company organized Dominion Homes Financial Service, Ltd. (“DHFS”) to provide mortgage financing services for its homebuyers. The Company expects DHFS to be operational in second quarter 2000 and over time to provide most of the mortgage financing for its customers. However, during 1999 and prior years, the Company did not offer customers home financing but instead referred its customers to independent mortgage brokers that offer qualified customers a variety of financing options, including both government insured and conventional financing programs. Additionally, the Company pays certain elements of its customers’ costs of financing with certain mortgage lenders with whom the Company has a relationship, including customer origination fees, rate commitment fees and discount points. If a customer chooses to make his or her own financing arrangements, the Company will reduce the purchase price of the home.

      The Company will build a home under Federal Housing Administration (“FHA”) or Department of Veteran Affairs (“VA”) guidelines to allow the customer to finance the purchase through a FHA or VA mortgage program. In comparison to conventional financing, government insured financing generally allows customers to purchase homes with a higher percentage of their incomes directed toward housing expenses and with lower down payments (as little as no money down when used in conjunction with the Company’s Helping Hand Program). FHA and VA rules are also generally more liberal with respect to the amount of points and closing costs that the seller may pay. During 1999, 49.6% of the Company’s closings involved government insured financing. The Company expects more customers will use FHA financing programs due to the increase in the FHA financing limit that occurred in February 1999. At December 31, 1999, the FHA financing limit was $191,425 in the CMSA Counties, $121,296 in Union County and $163,875 in the LMSA Counties.

      The Company offers its Helping Hand Program to purchasers of its Century and Celebrity Series homes. The Helping Hand Program is a work-equity program, approved by HUD, which allows homebuyers to significantly reduce down payments by performing certain minor construction tasks themselves.

      Virtually all of the Company’s customers use long-term first mortgages to finance their home purchases. Adverse economic conditions, increases in unemployment, increases in mortgage interest rates and a reduction in the scope or funding of government programs could deter or eliminate a substantial number of potential customers for the Company’s homes.

Title Insurance Agency

      Alliance Title Agency (“Alliance”), which is 49.9% owned by the Company, provides title insurance for most of the Company’s homes in Central Ohio. The Company believes that it has improved service to its customers and enhanced its administrative processes through the operations of Alliance.

Availability of Labor and Raw Materials

      During periods of increased construction activity, the homebuilding industry has faced shortages in the availability of skilled labor. Waiting for skilled labor to become available may result in construction delays, while the use of less skilled labor to fill a skilled labor shortage may cause quality standards to suffer. Additionally, harsh winters could result in a larger than usual labor demand in the early spring from the homebuilding industry. Increases in the demand for skilled labor can also result in increases in the cost of such labor. The Company believes that, by taking a long-term approach to its relationships with subcontractors and by providing consistent work, its ability to retain subcontractors and better control the cost of skilled labor is enhanced. However, significant increases in home deliveries from year to year have resulted in labor cost increases in past years.

      The principal raw materials used in the homebuilding industry, lumber, drywall, brick and concrete, as well as plumbing and electrical supplies, generally are available from a variety of sources, but are subject to periodic price fluctuations. In particular, lumber has occasionally been subject to limited availability and significant price increases. Future price increases in these items could have a material adverse effect on the Company’s profitability because the Company may not be able to pass price increases in raw materials or labor on to its customers

Competition

      The homebuilding industry in the Central Ohio and Louisville, Kentucky markets is highly competitive. The Company competes with national, regional and local homebuilders, some of which have greater financial, marketing, sales and other resources than the Company. The Company competes with other homebuilders and the resale market for the sale of homes on the basis of such factors as location, price, design and the Company’s reputation for quality and service; The Company also competes with other homebuilders for materials and skilled labor and with other homebuilders and land developers for financing and desirable unimproved land. The Company believes its primary competitive strengths are: (i) knowledge, financial strength and dominant size in the Central Ohio market and its financial strength in the Louisville, Kentucky market, which have allowed it to capitalize on opportunities for advantageous land acquisition in desirable locations; (ii) ability to design and offer communities and homes that home buyers find appealing; (iii) reputation for quality and service and (iv) a vertically integrated company that includes a lumber distribution center, land development division and a title company.

Regulation

      The Company is subject to environmental, wetlands, zoning, land use, sales, building design, construction, health and safety and other regulation by various federal, state and local authorities. The Company must obtain licenses, permits and approvals from various governmental authorities to conduct its business, the granting of which are beyond the Company’s control. The Company is subject to local regulations which impose zoning and density requirements in order to limit the areas for residential development and the number of houses within particular areas.

      The Company could be subject to periodic delays or precluded entirely from developing land due to building moratoriums. Generally, such moratoriums relate to insufficient water or sewage facilities within specific areas or subdivisions. To date, moratoriums have not had a material adverse effect on the Company’s business.

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

Service Marks

      The Company uses, owns and has obtained federal registration for the service marks Dominion Homes® and The Best of Everything®.

Employees

      On December 31, 1999, the Company employed 428 individuals (including 14 part-time employees) in Central Ohio and 15 individuals in Louisville, Kentucky. In Central Ohio, the Company employed 180 individuals in construction, 74 in sales and marketing, 71 in the lumber division, 13 in land development and 90 in management, administrative or clerical positions. In Louisville, the Company employed 5 individuals in construction, 6 in sales and 4 in management, administrative and clerical positions. The Company’s employees are not represented by labor unions or covered by collective bargaining agreements. The Company believes its relationships with its employees and subcontractors are generally good.

Other Information

      Information regarding seasonality, practices of the Company regarding working capital items and backlog orders is contained in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2 PROPERTIES

      The Company leases its corporate offices in Central Ohio from BRC. The lease was effective January 1, 1998 and runs for twelve years with a rental rate of $12.00 per square foot on a total net basis. The lease contains two options to renew for periods of five years each at then-current market rates. The rental rates were established by an MAI appraiser commissioned by the Affiliated Transaction Review Committee of the Company’s Board of Directors, and confirmed in a review by a second MAI appraiser.

      The Company owns a lumberyard located on approximately six acres in Columbus, Ohio. The facility includes nine buildings, constructed of steel, wood or concrete block and contains approximately 75,000 square feet of space.

      The Company leases 11,200 square feet in a Central Ohio shopping center from BRC. The Company uses the space for a decorating center, centralized sales office, mortgage company and construction conference center.

      In addition, the Company leases from unaffiliated parties approximately 2,400 square feet of office space in Louisville, Kentucky and an aggregate of 3,600 square feet of office-warehouse space in two Central Ohio locations.

      The Company has entered into a program with an unaffiliated party to sell and lease back many of its model homes. The Company had 15 model homes in Central Ohio under lease with this program at December 31, 1999. These leases have one-year terms and then become month-to-month leases, controlled by the Company.

Item 3 LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

Item 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company’s Common Shares are traded on the Nasdaq National Market under the symbol “DHOM.” The following table sets forth for the periods indicated the high and low sales prices for the Common Shares, as reported by the Nasdaq National Market.

	Sales Prices

Calendar Year Ending December 31, 2000	High	Low

First Quarter (Through March 13, 2000	$6.75	$5.31

Calendar Year Ended December 31, 1999	High	Low

First Quarter	$11.13	$7.25

Second Quarter	$8.75	$5.25

Third Quarter	$7.75	$5.25

Fourth Quarter	$6.94	$5.50

Calendar Year Ended December 31, 1998	High	Low

First Quarter	$14.00	$9.25

Second Quarter	$14.88	$12.00

Third Quarter	$17.50	$9.25

Fourth Quarter	$11.63	$8.00

      On March 13, 2000, the last sale price of the Common Shares, as reported by the Nasdaq National Market, was $5.75 per share, and there were approximately 207 holders of record of the Common Shares.

      The Company has not paid any dividends in the past and does not anticipate that it will pay any dividends in the near term. The provisions of the Company’s bank credit facilities limit the amount of dividends that the Company may pay during any calendar year to 25% of the Company’s net income after taxes for such year.

Item 6 SELECTED FINANCIAL DATA

(dollars in thousands, except per share amounts)

      The following table summarizes certain selected financial and operating data of the Company. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere herein.

Selected Financial Data	1999	1998	1997	1996	1995

Revenues	$277,577	$264,937	$207,926	$175,579	$178,112

Gross profit	53,103	49,830	42,244	32,579	27,102

Income from operations	19,502	21,110	18,919	12,756	887

Income (loss) before income taxes	13,478	16,553	13,274	6,411	(5,182)

Provision for income taxes	5,460	6,942	5,569	2,374	(1,684)

Net income (loss)	8,018	9,611	7,705	4,037	(3,498)

Diluted earnings (loss) per share	1.23	1.46	1.20	0.64	(0.56)

Total assets at year end	174,059	135,356	117,795	103,826	105,031

Long term obligations at year end	97,058	64,876	57,763	54,563	61,782

Operating Data	1999	1998	1997	1996	1995

Homes:

Sales contracts (1)	1,680	1,783	1,402	1,308	1,253

Closings	1,641	1,735	1,387	1,188	1,206

Backlog at year end	790	751	703	688	568

Aggregate sales value of homes in backlog at year end	$140,220	$129,241	$106,686	$101,202	$83,167

(1)	Net of cancellations.

Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company’s homebuilding operations remained stable during 1999, with higher revenues and gross profit than 1998, but lower net income due to higher administrative and interest expenses. The Company had net income of $8.0 million from revenues of $277.6 million during 1999 compared to $9.6 million of net income from revenues of $264.9 million during 1998. Revenues increased because the Company was able to increase the average sales price of homes delivered in 1999 to $168,800 from $150,300 in 1998, an increase of $18,500 per house or 12.3%. The number of homes delivered in 1999 decreased 5.4% to 1,641 from 1,735 in 1998. Home sales during 1999 declined 5.8% to 1,680 homes from 1,783 homes in 1998. The lower number of home deliveries and sales during 1999 was principally due to an unusually strong first quarter 1998 sales effort in which the Company sold a record 670 homes compared to 453 homes sold during first quarter 1999. The Company’s backlog of sales contracts at December 31, 1999 includes a record 790 homes with a sales value of $140.2 million compared to 751 homes with a sales value of $129.2 million at December 31, 1998. Sales, general and administrative expense increased 17.0%, or $4.9 million, during 1999 principally due to increased investment in the Louisville homebuilding market, investment in technology and additional corporate infrastructure. Interest expense increased 32.2%, or $1.5 million, principally because of increased investment by the Company in real estate inventories.

      Real estate inventories increased during 1999 compared to 1998 because the Company made significant investments in land in Louisville, Kentucky and expanded its investment in Central Ohio to ensure an adequate supply of lots for future development. The Company also increased its investment in homes under construction. The Company’s investment in homes under construction and the interest expense to carry those homes during the construction period increased due to the higher average sales price of its homes.

      During 1999 the Company positioned itself for growth in the Louisville, Kentucky homebuilding market by offering homes in four sales communities. The Company sold 62 homes and closed 25 homes from these communities during 1999. On December 30, 1999, the Company formed Dominion Homes of Kentucky, Ltd., a Kentucky limited partnership, which is wholly owned by the Company, to own and operate the Company’s homebuilding operations in Louisville, Kentucky.

      On November 16, 1999, the Company formed Dominion Homes Financial Services, Ltd. (“DHFS”) to provide mortgage services, primarily to the Company’s customers. DHFS is an Ohio limited liability company wholly owned by the Company. DHFS was formed to better manage the home buying experience for the Company’s customers and to better control the costs of providing financing for those customers. DHFS will originate and process mortgage applications under the guidance of an unaffiliated company which will also provide sources of mortgage funds from a network of mortgage lenders. DHFS will receive a fee based upon a percentage of the mortgage amount. The Company does not anticipate that DHFS will require significant new sources of capital to fund the mortgage operations. The Company expects DHFS to begin providing mortgage services in second quarter 2000.

Company Outlook

      The Company has undertaken a number of activities which are intended to generate additional revenues, and will result in additional administrative expenses, during 2000. The Company expects to increase the number of sales communities in which it offers homes in Central Ohio and in Louisville, Kentucky during 2000 and to offer its first age-restrictive active adult community. The Company’s new centralized sales office in Central Ohio, which is designed to facilitate realtor sales, will become fully operational during the first quarter of 2000. The Company expects its homebuilding operations in Louisville, Kentucky to continue to grow and to become profitable in 2000 and its start-up mortgage finance subsidiary to provide a modest profit in 2000. In addition, during 1999, the Company made substantial investments in additional land reserves and in its corporate infrastructure to enable it to build more homes in 2000 than it did in 1999.

      The Company faced several challenges during 1999 which it expects will continue during 2000, including historically high land acquisition, development and construction costs, shortages of contractor and labor supplies and rising interest rates. The Company has attempted to be proactive in meeting these challenges and in positioning the Company for continued growth.

      The Company was able during 1999 to pass through to its customers, by means of price increases, the higher land acquisition, development and construction costs that it experienced. Should these costs continue to rise during 2000, the Company would expect to employ a similar strategy. Construction contractors and labor were highly sought after in both the Central Ohio and Louisville, Kentucky markets during 1999 and remain so during the first part of 2000. Through its contractor and labor retention and incentive programs, the Company has been able to maintain an adequate supply of these resources. Mortgage interest rates have climbed steadily during the past 14 months, from approximately 7.0% at January 1, 1999 to approximately 8.8% at March 1, 2000. Through the Company’s contributions to the mortgage financing programs that it offers to its customers, the Company has been able to mitigate the affects of these modest increases in mortgage rates. However, the Company and the homebuilding industry in general would be adversely impacted if mortgage rates would increase significantly.

Year 2000 Readiness

      The Company’s implementation of new systems, hardware and software, as well as its testing procedures, proved effective in addressing the Year 2000 issue. The Company is not aware of problems caused to date by the Year 2000 issue.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

      The statements contained in this report under the captions “Company Outlook” and other provisions of this report which are not historical facts are “forward looking statements” that involve various important risks, uncertainties and other factors which could cause the Company’s actual results for 2000 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, increases in mortgage interest rates, increases in the cost of acquiring and developing land, mortgage commitments that expire prior to homes being delivered, entry into the mortgage financing business, the Company’s ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting or inspection processes, the effect of changing consumer tastes on the market acceptance for the Company’s products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, problems associated with the Year 2000 issue, problems that could arise from expansion into the Louisville, Kentucky market and other risks described in the Company’s Securities and Exchange Commission filings.

Seasonality and Variability in Quarterly Results

      The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity. Typically, closings and related revenues will increase in the second half of the year. The Company believes this seasonality reflects the tendency of homebuyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can also accelerate or delay the scheduling of closings.

      The following table sets forth certain data for each of the last eight quarters:

		Sales		Backlog
Three	Revenues	Contracts	Closings	(at period end)
Months Ended	(in thousands)	(in units)(1)	(in units)	(in units)

Mar. 31, 1998	$54,458	670	370	1,003

June 30, 1998	$68,031	402	461	944

Sept. 30, 1998	$67,769	330	437	837

Dec. 31, 1998	$74,679	381	467	751

Mar. 31, 1999	$52,774	453	331	873

June 30, 1999	$72,795	412	436	849

Sept. 30, 1999	$73,067	404	428	825

Dec. 31, 1999	$78,941	411	446	790

(1)	Net of cancellations.

      At December 31, 1999 the aggregate sales value of homes in backlog was $140.2 million compared to $129.2 million at December 31, 1998. The average sales value of homes in backlog at December 31, 1999 increased to $177,500 from $172,100 at December 31, 1998.

      The Company annually incurs a substantial amount of indirect construction costs which are essentially fixed in nature. For purposes of quarterly financial reporting, the Company capitalizes these costs to real estate inventories on the basis of the ratio of estimated annual indirect costs to direct construction costs to be incurred. Thus, variations in construction activity cause fluctuations in interim and annual gross profits.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Statements of Operations contained in the Financial Statements expressed as percentages of total revenues, as well as certain operating data:

	Year Ended December 31,
	1999	1998	1997

Revenues	100.0%	100.0%	100.0%

Cost of real estate sold	80.8	81.2	79.7

Gross profit	19.2	18.8	20.3

Selling, general and administrative	12.2	10.9	11.2

Income from operations	7.0	7.9	9.1

Interest expense	2.1	1.7	2.7

Income before income taxes	4.9	6.2	6.4

Provision for income taxes	2.0	2.6	2.7

Net income	2.9%	3.6%	3.7%

Homes:

Sales contracts	1,680	1,783	1,402

Closings	1,641	1,735	1,387

Backlog at year end	790	751	703

Average sales price of homes closed during the year (in thousands)	$169	$150	$148

Average sales price of homes in backlog at year end (in thousands)	$177	$172	$152

Aggregate sales price of homes in backlog at year end (in thousands)	$140,220	$129,241	$106,686

      A home is included in “sales contracts” when the Company’s standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing and/or for the sale of an existing home, is executed. “Closings” or “deliveries” represent homes for which the closing has occurred and conveyance of the deed has passed from the Company to the buyer. Revenue and cost of real estate sold are recognized at the time of closing. “Backlog” represents homes for which the Company’s standard sales contract has been executed, but for which closings had not occurred as of the end of the period.

      Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur because customers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process. The cancellation rates for homes in backlog as of December 31, 1998, 1997 and 1996 were 10.4%, 14.5%, and 15.2%, respectively.

      1999 Compared to 1998

      Revenues. Revenues for 1999 increased to $277.6 million from the delivery of 1,641 homes compared to 1998 revenues of $264.9 million from the delivery of 1,735 homes. Revenues for 1999 increased $12.7 million or 4.8% due to a higher average price of delivered homes. The average price of homes delivered in 1999 increased to $168,800 from $150,300 in 1998, an increase of $18,500 per house or 12.3%. The higher average price of delivered homes in 1999 was the result of the Company emphasizing the sale of larger homes and homes with more options, combined with increased FHA mortgage limits. The increased FHA mortgage limits allowed homebuyers to qualify for larger mortgages while minimizing their required downpayment. The number of closings in 1999 decreased by 94 homes compared to 1998, principally due to the record number of homes sold in first quarter 1998. Included in revenues are other revenues, consisting of the sale of land and building supplies to other builders. These other revenues amounted to $607,000 during 1999 compared to $4.2 million during 1998.

      Gross Profit. Gross profit for 1999 increased to $53.1 million from $49.8 million in 1998. Gross profit as a percentage of revenues also increased in 1999 to 19.2% from 18.8% in 1998. The primary reasons for the increase in 1999 gross profit were the higher average sales price of homes delivered and more effective control of financing and direct construction costs during 1999 compared to 1998.

      Selling, General and Administrative Expenses. Selling, general and administrative expense for 1999 increased to $33.6 million or 12.2% of revenues compared to $28.7 million or 10.9% of revenues for 1998. Selling, general and administrative expense increased primarily due to start-up costs in the Louisville, Kentucky market, higher lease and amortization expense of technology improvements and investment in corporate infrastructure.

      Interest Expense. Interest expense for 1999 increased to $6.0 million from $4.6 million for 1998. As a percentage of revenues, interest expense for 1999 increased to 2.1% from 1.7% for 1998. The primary reasons for the increase in interest expense were higher average revolving line of credit borrowings, offset by a slightly lower average interest rate. The Company also capitalized additional interest in 1999 compared to 1998 due to the larger backlog and increased real estate inventories. The average revolving line of credit borrowings outstanding were $82.3 million and $56.0 million for 1999 and 1998, respectively. The weighted average rate of interest under the Company’s revolving line of credit was 7.5% for 1999 compared to 7.7% for 1998.

      Provision for Income Taxes. Income tax expense for 1999 decreased to $5.5 million from $6.9 million for 1998. The Company’s estimated annual effective tax rate decreased to 40.5% for 1999 from 41.9% for 1998.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1998 increased to $28.7 million from $23.3 million for 1997. This increase was primarily due to the costs associated with selling and delivering a larger number of homes in 1998 compared to 1997. In addition, during 1998 the Company incurred additional marketing expenses, amortization of improvements to its corporate office building, amortization of hardware and software associated with its new computer system and start-up costs related to entry into the Louisville, Kentucky market. As a percentage of revenues, selling, general and administrative expenses decreased to 10.8% for 1998 compared to 11.2% for 1997.

      Interest Expense. Interest expense for 1998 decreased to $4.6 million from $5.6 million for 1997. As a percentage of revenues, interest expense for 1998 decreased to 1.7% from 2.7% for 1997. The primary reasons for the decrease in interest expense were lower average revolving line of credit borrowings, a lower average interest rate and additional capitalized interest in 1998 compared to 1997 due to the larger backlog and increased real estate inventories. The average revolving line of credit borrowings outstanding were $56.0 million and $57.5 million for 1998 and 1997, respectively. The weighted average rate of interest under the Company’s revolving line of credit was 7.7% for 1998 compared to 8.9% for 1997.

      Provision for Income Taxes. Income tax expense for 1998 increased to $6.9 million from $5.6 million for 1997. The Company’s estimated annual effective tax rate decreased to 41.9% for 1998 from 42.0% for 1997.

Liquidity and Capital Resources

      Historically, the Company’s capital needs have depended upon sales volume, asset turnover, land acquisition and inventory levels. The Company’s traditional sources of capital have been internally generated cash, bank borrowings and seller financing. The Company has incurred substantial indebtedness in the past and expects to incur substantial indebtedness in the future to fund its operations and its investment in land.

Sources and Uses of Cash
1999 Compared to 1998

      Net cash required by homebuilding operations increased $23.3 million during 1999 to $25.5 million, from $2.2 million the previous year. Net cash required by operations increased as the Company invested $32.7 million, or $20.5 million more than during 1998, in real estate inventories. Investment in real estate inventories during 1999 included land development costs of $23.0 million, homes under construction of $9.4 million and building materials of $300,000. Net income for 1999 provided operating activities with cash of $8.0 million compared to $9.6 million for 1998. Net cash used in investing activities during 1999 was $1.1 million compared to $2.0 million during 1998. Financing activities provided the Company with $29.2 million in cash compared to $4.2 million the previous year. The bank credit facility provided $31.9 million during 1999, which was used principally to fund real estate inventories.

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

      The Company invested $2.1 million in property and equipment in 1998 compared to $530,000 during 1997. The most significant purchases during 1998 were for model home, office and lumberyard improvements. The Company also upgraded its computer hardware systems to increase productivity and ensure Year 2000 compliance. In addition to these cash expenditures, the Company incurred capital lease obligations of $1.4 million during 1998 to upgrade its computer software systems. Financing activities during 1998 provided cash of $4.2 million compared to $3.2 million during 1997.

Real Estate Inventories

      The Company’s practice is to develop most of the lots upon which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At December 31, 1999, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 5,800 lots, including 300 lots in Louisville, Kentucky. The Company controlled through option agreements an additional 6,200 lots, including 900 lots in Louisville, Kentucky. During 1999, the Company exercised options to purchase 2,645 lots, including 277 lots in Louisville, Kentucky. Option agreements expire at varying dates through 2003. The Company’s decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

      Real estate inventories increased to $159.2 million at December 31, 1999 compared to $125.2 million at December 31, 1998. Land and land development costs increased $24.3 million, homes under construction increased $9.4 million and other inventories, consisting primarily of lumber and other building supplies, increased $300,000, for a combined increase of $34.0 million. Of the $24.3 million increase in land and land development costs, $6.6 million is due to new land inventories in Louisville, Kentucky and the balance of the increase is principally due to having incurred more land development expense in Central Ohio in 1999 than the previous year. The Company increased its Central Ohio land inventories in anticipation of longer land development lead times and greater community anti-development sentiment, to replace the record number of lots it sold during 1998 and to increase the number and types of communities it has available to sell to its customers. Homes under construction inventories increased due to having a larger number of homes under construction and homes with a higher sales value at December 31, 1999 compared to December 31, 1998.

      On December 31, 1999, the Company had 133 inventory homes, including 10 in Louisville, Kentucky, in various stages of construction, which represented an aggregate investment of $9.4 million. At December 31, 1998, the Company had 119 inventory homes, including 2 in Louisville, Kentucky, in various stages of construction, which represented an aggregate investment of $6.5 million. Inventory homes are not reflected in sales or backlog.

Seller-Provided Debt

      The Company had $2.8 million and $3.3 million of seller-provided term debt outstanding at December 31, 1999 and 1998, respectively. The Company expects to repay $1.6 million of seller-provided term debt in 2000 and the remaining $1.2 million in August 2001. Interest rates range from 6.5% to the prime rate.

Land Purchase Commitments

      At December 31, 1999, the Company had commitments to purchase residential lots and unimproved land at an aggregate cost of $3.7 million, of which $3.1 million is expected to be funded during 2000. In addition, at December 31, 1999, the Company had cancelable obligations to purchase residential lots and unimproved land of $81.8 million, of which $30.2 million is expected to be funded during 2000. See Note 5 to the Consolidated Financial Statements for additional details. The Company had a total of $6.5 million in good faith deposits invested in purchase commitments and cancelable purchase obligations at December 31, 1999. The Company did not have any commitments to purchase lots or land in Louisville, Kentucky at December 31, 1999. Included in the cancelable obligations of $81.8 million above, are cancelable obligations for Louisville, Kentucky of $13.0 million. The Company expects to fund $5.6 million of the Louisville cancelable obligations in 2000.

Bank Facility

      On May 29, 1998 the Company entered into a $125 million Senior Unsecured Revolving Credit Facility (“the Facility”). Five lending banks are party to the Facility, which was syndicated by Huntington Capital Corp. Huntington National Bank is the Administrative Agent and Issuing Bank of the Facility. Proceeds from the Facility were used to refinance the Company’s previous $90 million bank facility and for working capital, capital expenditures, acquisition financing, and other general corporate purposes. See Note 7 to the Consolidated Financial Statements for additional details.

      The Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company’s Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. Since the inception of the Facility the variable margin has been 1.75%.

      As of December 31, 1999, the Company was in compliance with Facility covenants and had $16.2 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company’s utilization of the proceeds.

Inflation and Other Cost Increases

      The Company is not always able to reflect all of its cost increases in the prices of its homes because competitive pressures and other factors sometimes require it to maintain or discount those prices. While the Company attempts to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, unanticipated costs may be incurred which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require the Company, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, additional costs may be incurred to obtain more subcontractors when certain trades are not readily available, which additional costs can result in lower gross profits.

New Accounting Standards

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions which are significantly different from prior accounting principles. The Company has not yet determined the impact of SFAS No. 133.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into three interest rate swap contracts with notional amounts of $10,000,000 each, maturing on October 16, 2000, January 14, 2001 and May 6, 2003. These interest rate swap contracts, reflected in aggregate in the table below, commenced on October 16, 1997, January 14, 1998 and May 6, 1998 and fix the variable interest rate on the Company’s revolving credit note at 6.125%, 5.475% and 5.960%, respectively. The Company enters into interest rate swap contracts to achieve an appropriate level of variable and fixed-rate debt as approved by senior management. Interest rate swap contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. The expectation is that the resulting cost of funds is lower than that available under the variable-rate borrowings. Under interest rate swap contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt, after the effect of interest rate swap contracts have been considered, is maintained at approximately 32% of total borrowings under the revolving line of credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes.

      The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at December 31, 1999, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin of 1.75%. All amounts are reflected in U.S. Dollars (thousands).

					TOTAL		FAIR VALUE

	2000	2001	2002	2003	1999	1998	1999	1998

Liabilities

Variable rate				$92,308	$92,308	$60,415	$92,308	$60,415

Average interest rate				7.751%	7.751%	6.820%

Interest-Rate

Derivatives

Notional amount	$30,000	$20,000	$10,000	$10,000	$30,000	$30,000	$378	$(620)

Average pay rate	5.853%	5.718%	5.960%	5.960%	5.873%	5.869%

Average receive rate	7.751%	7.751%	7.751%	7.751%	7.751%	6.820%

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Dominion Homes, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Dominion Homes, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
January 25, 2000

Dominion Homes, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,

	1999	1998	1997

Revenues	$277,577	$264,937	$207,926

Cost of real estate sold	224,474	215,107	165,682

Gross profit	53,103	49,830	42,244

Selling, general and administrative	33,601	28,720	23,325

Income from operations	19,502	21,110	18,919

Interest expense	6,024	4,557	5,645

Income before income taxes	13,478	16,553	13,274

Provision for income taxes	5,460	6,942	5,569

Net income	$8,018	$9,611	$7,705

Earnings per share

Basic	$1.27	$1.53	$1.23

Diluted	$1.23	$1.46	$1.20

Weighted average shares outstanding

Basic	6,318,148	6,275,388	6,250,918

Diluted	6,495,796	6,586,752	6,430,925

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.
Consolidated Balance Sheets
(In thousands, except share information)

	December 31,

	1999	1998

ASSETS

Cash and cash equivalents	$2,862	$261

Notes and accounts receivable:

Trade	212	133

Due from financial institutions for residential closings	544	769

Real estate inventories:

Land and land development costs	95,657	71,404

Homes under construction	60,272	50,843

Other	3,251	2,906

Total real estate inventories	159,180	125,153

Prepaid expenses and other	3,891	3,111

Deferred income taxes	1,904	1,788

Property and equipment, at cost:	9,055	7,385

Less accumulated depreciation	(3,589)	(3,244)

Total property and equipment	5,466	4,141

Total assets	$174,059	$135,356

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$5,273	$5,520

Deposits on homes under contract	1,634	2,601

Accrued liabilities	11,364	12,131

Note payable, banks	92,308	60,415

Term debt	4,750	4,461

Total liabilities	115,329	85,128

Commitments and contingencies Shareholders’ equity

Common shares, without stated value, 12,000,000 shares authorized,

6,382,480 shares issued and 6,357,480 shares outstanding on

December 31, 1999 and 6,281,504 shares issued and outstanding

on December 31, 1998	31,388	30,851

Deferred compensation	(252)	(371)

Retained earnings	27,766	19,748

Treasury stock	(172)

Total shareholders’ equity	58,730	50,228

Total liabilities and shareholders’ equity	$174,059	$135,356

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands, except share information)

	Common Shares		Deferred Compensation

				Trust	Retained	Treasury
	Shares	Amount	Liability	Shares	Earnings	Stock	Total

Balance, December 31, 1996	6,239,153	$30,526	$(107)		$2,432		$32,851

Net income					7,705		7,705

Shares issued and redeemed	27,800	147	(127)				20

Deferred compensation			84				84

Balance, December 31, 1997	6,266,953	30,673	(150)		10,137		40,660

Net income					9,611		9,611

Shares issued and redeemed	14,551	178	(208)				(30)

Treasury shares:

Held for deferred compensation				$(1,224)			(1,224)

Deferred compensation			1,211				1,211

Balance, December 31, 1998	6,281,504	30,851	853	(1,224)	19,748		50,228

Net income					8,018		8,018

Shares issued and redeemed	100,976	537	(170)				367

Treasury shares:

Held for deferred compensation				(35)			(35)

Other shares purchased	(25,000)					$(172)	(172)

Deferred compensation			324				324

Balance, December 31, 1999	6,357,480	$31,388	$1,007	$(1,259)	$27,766	$(172)	$58,730

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	1999	1998	1997

Cash flows from operating activities:

Net income	$8,018	$9,611	$7,705

Adjustments to reconcile net income to cash used in operating activities:

Depreciation and amortization	1,434	635	934

Property and equipment disposal loss (gain)	6	(17)	91

Allowance for doubtful accounts		(54)	(52)

Reserve for real estate inventories	245		(483)

Issuance of common shares for compensation	367	42	20

Deferred income taxes	(116)	322	(840)

Changes in assets and liabilities:

Notes and accounts receivable	146	(307)	(50)

Real estate inventories	(32,700)	(12,150)	(15,888)

Prepaid expenses and other	(984)	(1,413)	(77)

Accounts payable	(247)	(1,250)	515

Deposits on homes under contract	(967)	624	152

Accrued liabilities	(699)	1,758	1,494

Net cash used in operating activities	(25,497)	(2,199)	(6,479)

Cash flows from investing activities:

Proceeds from sale of property & equipment	25	73	3,798

Purchase of property & equipment	(1,083)	(2,069)	(526)

Net cash (used in) provided by investing activities	(1,058)	(1,996)	3,272

Cash flows from financing activities:

Payments on note payable, banks	(266,884)	(254,265)	(205,972)

Proceeds from note payable, banks	298,777	261,993	208,889

Proceeds from term debt			3,638

Payments on term debt	(2,057)	(1,805)	(3,355)

Payment of deferred financing fees	(181)	(1,380)

Payments on capital lease obligation	(292)	(174)

Common shares purchased or redeemed	(207)	(165)	7

Net cash provided by financing activities	29,156	4,204	3,207

Net change in cash and cash equivalents	2,601	9

Cash and cash equivalents, beginning of year	261	252	252

Cash and cash equivalents, end of year	$2,862	$261	$252

Supplemental disclosures of cash flow information:

Interest paid (net of amounts capitalized)	$1,969	$792	$1,631

Income taxes paid	$5,839	$6,636	$6,423

Supplemental disclosures of non-cash financing activities:

Land acquired by purchase contract or seller financing	$1,572		$3,638

Capital lease obligations	$1,066	$1,364

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Business Operations and Basis of Presentation:

      Dominion Homes, Inc. is a single-family homebuilder with operations in Central Ohio and Louisville, Kentucky. The Company was incorporated in October 1993 in anticipation of its initial public offering of common shares in March 1994. Prior to the initial public offering, the homebuilding operations were part of BRC Properties Inc. (“BRC”), formerly known as Borror Realty Company. BRC was incorporated in 1946 and started building homes in 1976. BRC owned 4,116,500 common shares or 64.8% of the outstanding common shares at December 31, 1999.

      On November 16, 1999 Dominion Homes, Inc. formed Dominion Homes Financial Services, Ltd. (“DHFS”) to provide mortgage services, primarily to its customers. The Company expects DHFS to be operational in second quarter 2000. On December 30, 1999 Dominion Homes, Inc. formed Dominion Homes of Kentucky, Ltd. (“DHK”) to own and operate the Company’s homebuilding operations in Louisville, Kentucky. DHFS is an Ohio limited liability company and DHK is a Kentucky limited partnership. Both entities are wholly owned by Dominion Homes, Inc. The accompanying consolidated financial statements include the accounts of DHFS and DHK. Intercompany transactions are eliminated in consolidation.

2. Summary of Significant Accounting Policies:

      Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

      Real Estate Inventories: Real estate inventories are recorded at cost. Land and land development costs are allocated to development phases based on the total number of lots expected to be developed within each subdivision. As each development phase is completed, land development costs, including capitalized interest and real estate taxes, are then allocated to individual lots. Homes under construction include land development costs, construction costs, capitalized interest and indirect costs related to development and construction activities. Indirect costs that do not relate to development and construction activities, including general and administrative expenses, are charged to expense as incurred. Other inventories consist primarily of lumber and building supplies.

      Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

      Property and Equipment: Depreciation and amortization are recognized on straight-line and declining-balance methods at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of the assets range from three to forty years. Property and equipment includes assets subject to capital leases with a cost of $2,421,000 and $1,364,000, net of accumulated amortizations of $476,000 and $134,000 at December 31, 1999 and 1998, respectively. Depreciation expense was $815,000, $534,000 and $702,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

      Warranty Costs: The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on actual warranty experience. Warranty expense was $2,759,000, $2,250,000 and $2,082,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Accrued warranty cost was $1,180,000 and $1,080,000 at December 31, 1999 and 1998, respectively.

      Income Taxes: The Company records income taxes on the liability method. This method requires the recognition of deferred income taxes for the tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations.

      Revenue Recognition on Sales of Real Estate: The Company recognizes revenues from the sale of homes at the time the deed is conveyed from the Company to the buyer. Accounts receivable due from financial institutions represent payments to be received on completed closings. Gains on sales of model homes subject to leasing arrangements are deferred and recognized over the term of the lease.

      Capitalization of Interest: The Company capitalizes the cost of interest related to construction costs incurred during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. The summary of total interest is as follows:

	Year Ended December 31,

	1999	1998	1997

Interest incurred	$6,943,000	$5,069,000	$5,532,000

Interest capitalized	(4,726,000)	(4,247,000)	(3,453,000)

Interest expensed directly	2,217,000	822,000	2,079,000

Previously capitalized interest charged to expense	3,807,000	3,735,000	3,566,000

Total interest expense	$6,024,000	$4,557,000	$5,645,000

Capitalized interest in ending inventory	$3,304,000	$2,384,000	$1,871,000

      Deferred Costs: Fees and costs incurred in connection with financing agreements are capitalized as other assets and amortized over the terms of the respective agreements. Amortization expense was $385,000, $298,000 and $148,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Advertising Costs: The Company expenses advertising costs when incurred. Advertising expense was $2,876,000, $2,383,000 and $1,763,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Derivative Financial Instruments: The Company has entered into interest rate swap contracts as hedges against increasing rates on its variable rate debt. Gains or losses related to the swap contracts are recognized as an adjustment to interest expense over the life of the agreement.

      New Accounting Standards: In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions which are significantly different from prior accounting principles. The Company has not yet determined the impact of SFAS No. 133.

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

3. Affiliated Entity:

      During the first quarter of 1997 the Company participated in the creation of a title insurance agency, Alliance Title Agency, that began operating on April 1, 1997. The title insurance agency was formed to provide title insurance to the Company’s customers and third parties and to facilitate the closing of the Company’s homes. The Company owns 49.9% of the title insurance agency and reports its investment using the equity method of accounting. The Company recognized $454,000, $532,000 and $242,000 as its share of the earnings from this investment for 1999, 1998 and nine months of 1997, respectively. The Company’s investment in the title insurance company was $159,998 and $170,279 at December 31, 1999 and 1998, respectively, and is included in other assets in the accompanying balance sheets.

4. Earnings Per Share:

      A reconciliation of weighted average common shares used in basic and diluted earnings per share calculations are as follows:

	1999	1998	1997

Weighted average shares – basic	6,318,148	6,275,388	6,250,918

Common share equivalents	177,648	311,364	180,007

Weighted average shares — diluted	6,495,796	6,586,752	6,430,925

      As of December 31, 1999, 1998 and 1997 there were 129,000, 109,500 and zero options, respectively, which were antidilutive and have been excluded from the respective diluted earnings per share calculations above.

5. Land Purchase Commitments:

      Purchase contracts for residential lots and unimproved land at December 31, 1999 and 1998 are:

	1999	1998

Number of expected lots	88	341

Purchase price	$3,691,000	$7,886,000

Less deposits or guarantees	(1,164,000)	(309,000)

Net land purchase commitments	$2,527,000	$7,577,000

      The above commitments include the Central Ohio and Louisville, Kentucky markets.

      In addition, at December 31, 1999, the Company had entered into cancelable contracts to purchase residential lots and unimproved land in both Central Ohio and Louisville, Kentucky. Obligations under cancelable contracts are as follows:

Cancelable
Year	Contracts

2000	$30,205,000

2001	23,038,000

2002	12,835,000

2003	3,110,000

Thereafter	3,590,000

$72,778,000

6. Land Development Joint Ventures

      The Company has equity interests ranging from 33% to 50% in joint venture partnerships and limited liability corporations that are engaged in land development activities. The Company accounts for these investments using the equity method. The Company’s investment in joint ventures, which is included in land and land development costs, was $14,703,000 and $9,376,000 at December 31, 1999 and 1998, respectively. Summary financial information representing 100% of operations as of December 31, 1999 and 1998, are set forth below:

	1999	1998

Land and land under development	$36,790,656	$23,841,008

Other assets	458,950	752,436

Total assets	$37,249,606	$24,593,444

Other liabilities	$1,483,285	$2,888,456

Total Liabilities	1,483,285	2,888,456

Partners’ equity	35,766,321	21,704,988

Total liabilities and partners’ equity	$37,249,606	$24,593,444

	1999		1998	1997

Revenues	$		$19,879	$41,102

Expenses		120,966	16,809	37,806

(Loss) income		$(120,966)	$3,070	$3,296

7. Note Payable, Banks:

      On May 29, 1998 the Company entered into a Senior Unsecured Revolving Credit Facility (“the Facility”) on which interest is payable monthly and that matures on May 31, 2003. The Facility provides that aggregate borrowings and letters of credit will not exceed the lesser of $125 million or the availability under a borrowing base. The Facility was amended by a First Consent Agreement August 9, 1999 to increase to $2.5 million from $500,000, the amount of Common Shares the Company is allowed to redeem or purchase in the aggregate through December 31, 2001. The First Consent Agreement was incorporated into a First Amendment to the Credit Agreement along with several other amendments to the Facility September 3, 1999. A Second Consent and Modification to the Facility was entered into on December 30, 1999, permitting the Company to contribute and transfer certain assets of the Company’s division operating in the metropolitan Louisville, Kentucky area to a new wholly owned subsidiary, Dominion Homes of Kentucky Ltd. This subsidiary is a Kentucky limited partnership and is permitted to incur indebtedness to the Company, provided such indebtedness meets all other Facility restrictions.

      The Facility contains the following provisions: (1) the Company has the option to use any combination of the following methods to price the revolving line of credit: (a) the bank’s prime rate of interest that may be adjusted based upon the Company’s ratio of EBITDA to Interest Expense (“Interest Coverage Ratio”); or (b) a Eurodollar rate of interest plus a variable margin based upon the Company’s Interest Coverage Ratio; (2) the Company has agreed to enter into interest rate contracts in the amount of fifty percent of the outstanding borrowings in the event the Eurodollar rate (without regard to the variable margin) becomes 8.50% per annum or greater; (3) the Company has agreed to the following ratios: (a) Interest Coverage Ratio of not less than 2.25 to 1.00 determined quarterly and based upon the preceding four quarters; (b) total liabilities to tangible net worth of not greater than 2.50 to 1.00 through December 31, 2001 and 2.25 to 1.00 from and after January 1, 2002; (4) the Company has agreed to maintain at all times a ratio of uncommitted land holdings to tangible net worth not greater than 2.00 to 1.00 through December 31, 2001 and not greater than 1.75 to 1.00 thereafter; (5) the Company shall not, without lender approval, exceed the aggregate sum of $25 million for investments in uncommitted land holdings, speculative homes, model homes and acquisitions of companies in the homebuilding industry outside of Central Ohio or metropolitan Louisville, Kentucky, except that the Company may not invest more than $15 million of such amount in one or more “start-up” operations that are not associated with an ongoing business acquisition or more than $20 million in the metropolitan Louisville, Kentucky area; (6) the Company must maintain a tangible net worth of not less than $45 million plus seventy-five percent of net income beginning with the fiscal year ending December 31, 1999; (7) the Company shall not exceed the aggregate principal sum of $10 million for other borrowings, additional debt or capital lease obligations, except that the Company may borrow an additional $5 million of non-recourse indebtedness from sellers of real estate, provided that such additional non-recourse borrowings are fully reserved under the borrowing base; (8) the Company shall not exceed $2 million of operating lease rentals and $1 million of model home rentals; (9) the Company shall not purchase, without required lender approval, unzoned land in excess of $2.5 million; (10) the Company will not permit the value of its inventory homes to exceed $10.0 million and its model homes to exceed $6.5 million; (11) the Company may not incur a loss during any five consecutive quarters; and (12) the Company may not pay dividends during any calendar year in excess of twenty-five percent of the Company’s net income after taxes for such year.

      Note payable, banks consisted of $92,308,000 and $60,415,000 as of December 31, 1999 and 1998, respectively due under the Facility.

      As of December 31, 1999 and 1998 the Company was in compliance with Facility covenants and had 16.2 million and $9.2 million, respectively, available under the Facility, after adjustment for borrowing base limitations. However, the borrowing availability under the Facility could increase, depending on the Company’s utilization of the proceeds.

      The Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company’s Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. Since the inception of the Facility the variable margin has been 1.75%. The fair value of the interest rate swap contracts was $378,000 and $(620,000) at December 31, 1999 and 1998, respectively.

      The Company had a combined $16.7 million in irrevocable letters of credit and performance bonds outstanding at December 31, 1999. The letters of credit and performance bonds were issued to municipalities and other individuals to secure performance and completion of certain land development activities and as collateral for land purchase commitments. The Company does not anticipate incurring any liabilities with respect to the letters of credit and performance bonds.

      Information regarding the bank borrowings is summarized as follows:

	1999	1998	1997

Borrowings outstanding:

Maximum amount	$95,865,000	$62,791,000	$70,814,000

Average amount	$82,270,000	$56,049,000	$57,450,000

Weighted average daily interest rate during the year	7.5%	7.7%	8.9%

Interest rate at December 31	8.0%	7.4%	8.1%

8. Term Debt:

      Term debt consisted of the following as of December 31:

	1999	1998
8.0% Mortgage note payable due in installments through February 2000	$360,000	$561,000

6.5% Mortgage note payable due in installments through August 2001	2,425,000	2,425,000

Capital lease obligations due in installments through March 2004	1,965,000	1,190,000

Prime rate mortgage notes payable due in installments through January 1999		$285,000

Total term debt	$4,750,000	$4,461,000

      Aggregate maturities of term debt in years subsequent to December 31, 1999 are as follows:

	Term
	Debt	Capital Lease	Total

2000	$1,573,000	$542,000	$2,115,000

2001	1,212,000	542,000	1,754,000

2002		542,000	542,000

2003		542,000	542,000

2004		159,000	159,000

	2,785,000	2,327,000	5,112,000

Less amounts representing interest		(362,000)	(362,000)

	$2,785,000	$1,965,000	$4,750,000

9. Income Taxes:

      The provision for income taxes consists of the following for the years ended December 31, 1999, 1998 and 1997.

	1999	1998	1997

Currently payable:

Federal	$4,142,000	$5,212,000	$5,061,000

State and local	1,202,000	1,408,000	1,348,000

	5,344,000	6,620,000	6,409,000

Deferred:

Federal	25,000	276,000	(737,000)

State	91,000	46,000	(103,000)

	116,000	322,000	(840,000)

Income tax expense	$5,460,000	$6,942,000	$5,569,000

      The components of the net deferred tax asset at December 31 are as follows:

	1999	1998

Assets:

Accrued expenses	$1,737,000	$1,574,000

Deferred gain	281,000	295,000

Valuation reserves		15,000

Gross deferred tax assets	$2,018,000	1,884,000

Liabilities:

Property and equipment	56,000	38,000

Other	58,000	58,000

Gross deferred tax liabilities	114,000	96,000

Net deferred income taxes as recorded on the balance sheet	$1,904,000	$1,788,000

      A reconciliation of the federal corporate income tax rate and the effective tax rate on income taxes is summarized below for the years ended December 31, 1999, 1998 and 1997:

	1999	1998	1997

Statutory income tax rate	34.0%	34.3%	34.0%

Permanent differences	.6%	.4%	.5%

State and local taxes, net of federal benefit	5.9%	6.1%	6.7%

Other		1.1%	.8%

Effective income tax rate	40.5%	41.9%	42.0%

10. Operating Lease Commitments:

      Rent expense charged to operations is primarily for model homes, vehicles, equipment and office facilities, including month-to-month leases and noncancelable commitments. Rent expense amounted to $2,177,000, $2,011,000 and $1,128,000 for the years ended December 31, 1999, 1998 and 1997, respectively. (See also Note 11 – Related Party Transactions.)

      Minimum rental commitments due under noncancelable leases are as follows:

Minimum
Year	Rentals

2000	$1,550,000

2001	1,254,000

2002	836,000

2003	614,000

2004	505,000

$4,759,000

11. Related Party Transactions:

      The Company leases its corporate offices from BRC. The lease was effective January 1, 1998 for a term of twelve years with a rental rate of $12.00 per square foot on a total net basis. The lease contains two options to renew for periods of five years each at then-current market rates. The rental rates were established by an MAI appraiser commissioned by the Affiliated Transaction Review Committee of the Company’s Board of Directors, and confirmed in a review by a second MAI appraiser. Lease expense was $451,000 for each of the years ended December 31, 1999 and 1998.

      The Company and BRC have also entered into an operating lease agreement under which the Company leases space in a shopping center from BRC. Lease expense for the years ended December 31, 1999, 1998, and 1997 was $70,000, $62,000 and $70,000, respectively.

      The Company purchased finished lots, pursuant to a Land Option Agreement, in certain communities which were developed by BRC and other homebuilders under various joint venture agreements. Such purchases totaled $1,281,000 and $4,789,000 for the years ended December 31, 1998 and 1997, respectively. The Company exercised its last option to purchase lots from BRC during 1998.

      Under the Model Home Lease Agreement, dated January 20, 1994, effective with the initial public offering, the Company leased model homes from BRC. Lease expense for the years ended December 31, 1998 and 1997 was $3,000 and $39,000, respectively. The Model Home Lease Agreement ended in March 1998.

      BRC paid the Company $25,000, $25,000, and $21,400 in 1999, 1998 and 1997, respectively, for miscellaneous services performed by Company personnel.

      The Company provides land development and management services to certain joint ventures in which one of the partners in the joint venture is BRC. Fees charged for the years ended December 31, 1998 and 1997 were $97,000 and $174,000, respectively. There were no such services provided to BRC in 1999.

      The Company acquired printing services from a printing company principally owned by members of the Borror family. Such services aggregated $80,000, $225,000 and $189,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

12. Retirement Plan:

      Through December 31, 1998, the Company maintained a defined contribution plan which provided a base Company contribution of 2% of a qualified employee’s compensation and a Company matching contribution of one-quarter of the employee’s voluntary deferral not to exceed 1.5%. Effective January 1, 1999 the Company amended the Plan to eliminate the base Company contribution of 2% and changed the matching of employee’s voluntary deferrals to 100% of the first 3% of compensation deferred and 50% of the next 2% of compensation deferred. Substantially all employees are covered by the plan after one year of service. The Company’s contribution to the plan amounted to $454,000, $447,000 and $334,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

13. Incentive Stock and Executive Deferred Compensation Plans:

      In March 1994, the Company adopted the Dominion Homes, Inc. Incentive Stock Plan (the “Plan”). The Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of performance awards of Common Shares, restricted Common Shares, incentive stock options and non-qualified options for the purpose of attracting, motivating and retaining key employees and eligible directors. A maximum of 850,000 Common Shares have been reserved for issuance under the Plan. The Plan provides that grants shall include certain terms and conditions and be subject to certain restrictions as provided for under applicable provisions of the Internal Revenue Code and federal securities laws. In general, grants of options are subject to vesting schedules at twenty percent a year, set forth an exercise price that is equal to the fair market value on the grant date (110% of the fair market value for 10% shareholders), and must be exercised within ten years of the grant date (5 years for 10% shareholders).

      In December 1994, the Company adopted a non-qualified Executive Deferred Compensation Plan for directors and certain executives. Under this plan, participants may elect to defer a portion of their compensation (up to 20% of total base and bonus for employees and 100% of director fees). At December 31 of each year, the Company provides a matching contribution of 25% of the amount deferred in a given year by a participant, provided that the Company’s matching contribution will not exceed $2,500 in any year. The Company’s contribution vests in 20% increments over a five-year period. As originally adopted, contributions were to be converted into theoretical common shares and adjusted in future periods based on the market value of the Common Shares, similar to stock appreciation rights. On October 29, 1997, the Board of Directors approved an Amended and Restated Executive Deferred Compensation Plan under which contribution and match amounts are used by the trustee to acquire Common Shares of the Company in the open market. These Common Shares are held and voted by the trustee pursuant to a rabbi trust agreement.

      The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The Company recognized expense for the Executive Deferred Compensation Plan of $41,000, $48,000 and $468,000 for the plan years ended December 31, 1999, 1998 and 1997, respectively. No compensation cost has been recognized for its Incentive Stock Plan. Had compensation cost for the Company’s Incentive Stock Plan been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		1999	1998	1997

Net income	Pro forma	$7,791,000	$9,467,000	$7,619,000

	As Reported	$8,018,000	$9,611,000	$7,705,000

Diluted earnings per share	Pro forma	$1.20	$1.44	$1.18

	As Reported	$1.23	$1.46	$1.20

Weighted-average fair value of options granted during the year		$3.90	$7.79	$1.94

      In determining the pro forma amount of stock-based compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 80.0%, 50.0%, and 27.0% for 1999, 1998 and 1997, respectively; risk-free interest rates of 5.5%, 5.5%, and 6.4% for the 1999, 1998 and 1997 Plan options, respectively; and expected life of 6 years for the Plan options.

      A summary of the status of the Company’s Incentive Stock Plan as of December 31, 1999, 1998 and 1997, respectively, and changes during the years then ended is presented below:

	1999		1998		1997

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	583,100	$5.89	490,500	$3.95	428,500	$3.77

Granted	67,500	$7.04	113,500	$14.24	85,000	$4.75

Forfeited	(43,000)	$5.93	(13,500)	$5.29	(11,000)	$3.36

Exercised	(74,000)	$3.83	(7,400)	$6.73	(12,000)	$3.92

Outstanding at end of year	533,600	$6.32	583,100	$5.89	490,500	$3.95

Options exercisable at end of year	332,280	$5.31	289,560	$4.67	177,200	$3.89

      The following table summarizes information about fixed stock options outstanding at December 31, 1999:

			Weighted
Year	Range of	Number	Average Remaining	Number
Issued	Exercise Prices	Outstanding	Contractual Life	Exercisable

1995	$3.88 - $4.50	132,600	5 Years	106,080

1996	$3.25 - $4.13	164,500	6 Years	131,600

1997	$4.75	67,500	7 Years	40,500

1998	$12.69 - $14.50	101,500	8 Years	40,600

1999	$5.66 - $6.00	30,000	9 Years	6,000

1999	$7.50 - $8.50	37,500	9 Years	7,500

		533,600		332,280

14. Commitments and Contingencies:

      The Company is involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

15. Quarterly Financial Data (Unaudited)
(in thousands except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues:

1999	$52,774	$72,795	$73,067	$78,941

1998	$54,458	$68,031	$67,769	$74,679

Gross profit:

1999	$9,988	$13,463	$14,215	$15,437

1998	$10,970	$13,001	$12,509	$13,350

Income before income taxes:

1999	$1,252	$3,215	$4,544	$4,467

1998	$3,457	$4,619	$4,416	$4,061

Net income:

1999	$723	$1,868	$2,683	$2,744

1998	$2,005	$2,679	$2,561	$2,366

Diluted earnings per share:

1999	$0.11	$0.29	$0.42	$0.41

1998	$0.30	$0.41	$0.39	$0.36

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      In accordance with General Instruction G(3), the information contained under the captions “BOARD OF DIRECTORS AND MANAGEMENT” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 11 EXECUTIVE COMPENSATION

      In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the Compensation Committee of the Company’s Board of Directors on executive compensation nor the share price performance graph included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000, shall be deemed to be incorporated herein by reference.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      In accordance with General Instruction G(3), the information contained under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999, together with the notes thereto.

(a)(2)	Financial Statement Schedules.

There are no financial statement schedules required to be filed with this Annual Report on Form 10-K.

(a)(3)	Exhibits.

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Index to Exhibits.”

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company in 1999.

(c)	Exhibits.

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Index to Exhibits”.

(d)	Financial Statement Schedules.

There are no financial statement schedules required to be filed with this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2000	Dominion Homes, Inc.

/s/ Douglas G. Borror

By Douglas G. Borror,

Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Donald A. Borror	Director	March 16, 2000
Donald A. Borror

/s/ Douglas G. Borror	Principal Executive Officer & Director	March 16, 2000
Douglas G. Borror

/s/ Jon M. Donnell	Principal Operations Officer & Director	March 16, 2000
Jon M. Donnell

/s/ Peter J. O’Hanlon	Principal Financial Officer	March 16, 2000
Peter J. O’Hanlon

/s/ Tad E. Lugibihl	Principal Accounting Officer	March 16, 2000
Tad E. Lugibihl

/s/ David S. Borror	Director	March 16, 2000
David S. Borror

/s/ Pete A. Klisares	Director	March 16, 2000
Pete A. Klisares

/s/ Gerald E. Mayo	Director	March 16, 2000
Gerald E. Mayo

/s/ C. Ronald Tilley	Director	March 16, 2000
C. Ronald Tilley

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Corporate Exchange and Subscription Agreement, dated January 20, 1994, between Borror Corporation and Borror Realty Company	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 33-74298) as filed with the Commission on January 21, 1994 and as amended on March 2, 1994 (The “Form S-1”).

2.2	Form of First Amendment to Corporate Exchange and Subscription Agreement	Incorporated by reference to Exhibit 2.2 to Form S-1.

3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., as amended May 7, 1997	Incorporated by reference to Exhibit 4(a)(3) to the Company’s Registration Statement on Form S-8 (File No. 333-26817) as filed with the Commission on May 9, 1997.

3.2	Amended and Restated Code of Regulations of Borror Corporation	Incorporated by reference to Exhibit 3.2 to Form S-1.

4.	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 4 to the Company’s March 31, 1997 Form 10-Q (File No. 0-23270).

10.1	Dominion Homes, Inc. Incentive Stock Plan, as amended December 5, 1995 and May 7, 1997	Incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-8 (File No. 333-26817) as filed with the Commission on May 9, 1997.

10.2	Shareholder Agreement, dated January 20, 1994, between Borror Corporation and Borror Realty Company	Incorporated by reference to Exhibit 10.4 to Form S-1.

10.7	Decorating Center Lease Agreement, dated January 4, 1994, between Borror Corporation and Borror Realty Company, as amended by addendum No. 1, effective July 1, 1994	Incorporated by reference to Exhibit 10.12 to the Company’s December 31, 1994 Form 10-K (File No. 0-23270).

10.8*	Incentive Stock Option Agreement, dated January 4, 1995, between Borror Corporation and Richard R. Buechler (which agreement is substantially the same as Incentive Stock Option Agreements entered into between the Company and other employees to whom options were granted on January 4, 1995 under the Company’s Incentive Stock Plan)	Incorporated by reference to Exhibit 10.18 to the Company’s December 31, 1995 Form 10-K(File No. 0-23270).

10.9*	Incentive Stock Option Agreement, dated July 1, 1997, between Dominion Homes, Inc. and Richard R. Buechler (which agreement is substantially the same as Incentive Stock Option Agreements entered into between the Company and other employees to whom options were granted on July 1, 1997 under the Company’s Incentive Stock Plan)	Incorporated by reference to Exhibit 10.15 to the Company’s September 30, 1997 Form 10-Q10-K (File No. 0-23270).

10.10*	Stock Option Agreement, dated May 21, 1998, between Dominion Homes, Inc. and Pete A. Klisares (which agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald Mayo and C. Ronald Tilley)	Incorporated by reference to Exhibit 10.22 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.11*	Stock Option Agreement, dated June 1, 1998, between Dominion Homes, Inc. and Peter J. O’Hanlon	Incorporated by reference to Exhibit 10.26 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.12*	Incentive Stock Option Agreement, dated July 1, 1998, between Dominion Homes, Inc. and Jon M. Donnell	Incorporated by reference to Exhibit 10.28 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.13*	Restricted Stock Agreement, dated August 1, 1995, between Borror Corporation and Jon M. Donnell	Incorporated by reference to Exhibit 10.19 to the Company’s December 31, 1995 Form 10-K (File No.0-23270).

10.14*	Restricted Stock Agreement, dated November 6, 1996, between Borror Corporation and Jon M. Donnell	Incorporated by reference to Exhibit 10.30 to the Company’s December 31, 1996 Form 10-K (File No. 0-23270).

10.15*	Restricted Stock Agreement, dated August 1, 1997, between Dominion Homes, Inc., and Jon M. Donnell	Incorporated by reference to Exhibit 10.24 to the Company’s September 30, 1997 Form 10-Q (File No. 0-23270).

10.16*	Restricted Stock Agreement, dated June 1, 1998, between Dominion Homes, Inc. and Peter J. O’Hanlon	Incorporated by reference to Exhibit 10.25 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.17*	Restricted Stock Agreement, dated August 1, 1998, between Dominion Homes, Inc. and Jon M. Donnell	Incorporated by reference to Exhibit 10.27 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.18*	Employment Agreement dated May 17, 1996, between Borror Corporation and Jon M. Donnell	Incorporated by reference to Exhibit 10.22 to the Company’s September 30, 1996 Form 10-Q (File No. 0-23270).

10.20*	Employment Agreement dated May 17, 1996, between Dominion Homes, Inc. and Robert A. Meyer, Jr.	Incorporated by reference to Exhibit 10.13 to the Company’s December 31, 1997 Form 10-K (File No. 0-23270).

10.21*	Employment Agreement dated June 1, 1998, between Dominion Homes, Inc. and Peter J. O’Hanlon	Incorporated by reference to Exhibit 10.24 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.22*	Amended and Restated Dominion Homes, Inc. Executive Deferred Compensation Plan, effective November 15, 1997.	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (File No. 333-40051) as filed with the Commission on November 12, 1997.

10.23*	Amendment to Dominion Homes, Inc. Amended and Restated Executive Deferred Compensation Plan, dated July 29, 1998.	Incorporated by reference to Exhibit 10.30 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.24*	Amendment to Dominion Homes, Inc. Incentive stock Option Plan, dated July 29, 1998	Incorporated by reference to Exhibit 10.29 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.25	Loan Agreement, dated May 29, 1998, among Dominion Homes, Inc., Huntington Capital Corp. as syndicating agent, Huntington National Bank as Administrative and Issuing Agent and the lenders listed therein.	Incorporated by reference to Exhibit 10.23 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.26	First Amendment to Lease Agreement, dated March 19, 1996, between Borror Realty Company and Borror Corporation	Incorporated by reference to Exhibit 10.21 to the Company’s March 31, 1995 Form 10-Q (File No. 0-23270).

10.27	Lease dated December 29, 1997 as amended by Addendum dated February 2, 1998, between Borror Realty Company and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s December 31, 1997 Form 10-K (File No. 0-23270).

10.28	Office Sublease Agreement dated July 31, 1998, between Dominion Homes, Inc. and Alliance Title Agency, Ltd.	Incorporated by reference to Exhibit 10.31 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.29*	Split Dollar Life Insurance Agreement dated July 11, 1999 between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Split Dollar Life Insurance Agreements entered into between the Company and other executive officers of the Company except for life insurance values for which a supplemental schedule is attached)	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.30*	Stock Option Agreement dated April 29, 1999 between Dominion Homes, Inc. and Pete A. Klisares (which agreement is the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald Tilley)	Incorporated by reference to Exhibit 10.2 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.31	Assignment and Assumption of Lease dated June 24, 1999 by and among Rommy K. Chung, Dominion Homes, Inc. and BRC Properties Inc. (formerly The Borror Corporation)	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.32	Lease dated March 1, 1994 between The Borror Corporation and Rommy K. Chung	Incorporated by reference to Exhibit 10.4 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.33	Assignment and Assumption of Lease dated June 24, 1999 by and among Dao Q. Nguyen, Dominion Homes, Inc., and BRC Properties Inc. (formerly Borror Realty Company)	Incorporated by reference to Exhibit 10.5 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.34	Lease dated November 12, 1997 between Borror Realty Company and Thomas M. Nguyen and assigned on October 2, 1998 to Dao Q. Nguyen	Incorporated by reference to Exhibit 10.6 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.35	First Consent Agreement dated August 9, 1999 amending the Loan Agreement dated May 29, 1998, among Dominion Homes, Inc., Huntington Capital Corp. as Syndicating Agent, Huntington National Bank as Administrative and Issuing Agent and the Lenders listed therein	Incorporated by reference to Exhibit 10.7 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.36	First Amendment to Credit Agreement dated September 3, 1999 amending the Loan Agreement dated May 29, 1998, among Dominion Homes, Inc., Huntington Capital Corp. as Syndicating Agent, Huntington National Bank as Administrative and Issuing Agent and the Lenders listed therein	Incorporated by reference to Exhibit 10.8 to the Company’s September 30, 1999 Form 10-Q (File No.0-23270).

10.37	Lease dated September 29, 1999 between BRC Properties Inc. and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.9 to the Company’s September 30, 1999 Form 10-Q (File No. 0-23270).

10.38	Agreement For Services dated November 5, 1999 between Homebuilders Financial Network, Inc. and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.10 to the Company’s September 30, 1999 Form 10-Q (File No. 0-23270).

10.39	Second Consent and Modification to Credit Agreement dated December 30, 1999 among Dominion Homes, Inc., Huntington Capital Corp. as Syndicating Agent, Huntington National Bank as Administrative and Issuing Agent and the Lenders listed therein.	Filed herewith.

10.40	Lease dated February 21, 2000 between BRC Properties Inc. and Dominion Homes	Filed herewith.

21	Subsidiaries	Filed herewith.

23	Consent of PricewaterhouseCoopers LLP Independent Public Accountants	Filed herewith.

27	Financial Data Schedule	Filed herewith.

*	Indicates management contracts, compensatory plans or other arrangements.

6