Form 10-Q
period 2000-03-31
DOMINION HOMES INC
filed 2000-05-12
CIK 917857

                                                                  Draft 05/10/00

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from ______ to ______

                                     0-23270
                             Commission File Number

                              DOMINION HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1393233
         ----------------------                    ------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

                         5501 Frantz Road, Dublin, Ohio
                         ------------------------------
                    (Address of principal executive offices)

                                   43017-0766
                                   ----------
                                   (Zip Code)
                                   ----------

                                 (614) 761-6000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Number of common shares outstanding as of May 12, 2000: 6,368,470

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              DOMINION HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                   March 31,      December 31,
                                                                                     2000             1999
                                                                                  (unaudited)
                                                                                   ---------      ---------
                                     ASSETS
Cash and cash equivalents                                                          $   2,932      $   2,862
Notes and accounts receivable, net:
     Trade                                                                               100            212
     Due from financial institutions for residential closings                          1,252            544
Real estate inventories:
     Land and land development costs                                                  99,386         95,657
     Homes under construction                                                         70,366         60,272
     Other                                                                             3,813          3,251
                                                                                   ---------      ---------
         Total real estate inventories                                               173,565        159,180
                                                                                   ---------      ---------
Prepaid expenses and other                                                             4,548          3,891
Deferred income taxes                                                                  2,048          1,904
Property and equipment, at cost                                                        9,557          9,055
     Less accumulated depreciation                                                    (3,792)        (3,589)
                                                                                   ---------      ---------
         Net property and equipment                                                    5,765          5,466
                                                                                   ---------      ---------
              Total assets                                                         $ 190,210      $ 174,059
                                                                                   =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                            $   5,453      $   5,273
Deposits on homes under contract                                                       1,951          1,634
Accrued liabilities                                                                   12,619         11,364
Note payable, banks                                                                  106,425         92,308
Term debt                                                                              4,294          4,750
                                                                                   ---------      ---------
         Total liabilities                                                           130,742        115,329
                                                                                   ---------      ---------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
         6,393,520 shares issued and 6,368,520 shares outstanding on March 31,
         2000 and 6,382,480 shares issued and 6,357,480 shares outstanding
         on December 31, 1999                                                         31,439         31,388
     Deferred compensation                                                              (322)          (252)
     Retained earnings                                                                28,523         27,766
     Treasury stock                                                                     (172)          (172)
                                                                                   ---------      ---------
         Total shareholders' equity                                                   59,468         58,730
                                                                                   ---------      ---------
              Total liabilities and shareholders' equity                           $ 190,210      $ 174,059
                                                                                   =========      =========

               The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                             March 31,
                                                       2000             1999
                                                    ----------        ----------

Revenues                                            $   62,218        $   52,774
Cost of real estate sold                                50,219            42,786
                                                    ----------        ----------
Gross profit                                            11,999             9,988
Selling, general and administrative                      8,968             7,573
                                                    ----------        ----------
Income from operations                                   3,031             2,415
Interest expense                                         1,756             1,163
                                                    ----------        ----------
     Income before income taxes                          1,275             1,252

Provision for income taxes                                 518               529
                                                    ----------        ----------
     Net income                                     $      757        $      723
                                                    ==========        ==========

Earning per share
     Basic                                          $     0.12        $     0.12
                                                    ==========        ==========
     Diluted                                        $     0.12        $     0.11
                                                    ==========        ==========

Weighted average shares outstanding
     Basic                                           6,361,349         6,287,162
                                                    ==========        ==========
     Diluted                                         6,466,313         6,546,032
                                                    ==========        ==========











   The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  Common Shares     Deferred Compensation
                                                Shares    Amount     Liability      Trust      Retained    Treasury
                                                                                    Shares     Earnings     Stock        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    6,357,480  $31,388      $1,007       $(1,259)     $27,766      $(172)     $58,730

  Net income                                                                                        757                     757

  Shares awarded and redeemed                    11,040       51         (61)                                               (10)

  Treasury shares:
     Held for deferred compensation                                                    (72)                                 (72)

  Deferred compensation                                                   63                                                 63

--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                       6,368,520  $31,439      $1,009       $(1,331)     $28,523      $(172)      $59,468
--------------------------------------------------------------------------------------------------------------------------------








   The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                   March 31,
                                                              2000           1999
                                                            --------      --------

Cash flows from operating activities:
     Net income                                             $    757      $    723
     Adjustments to reconcile net income to cash
       used in operating activities:
         Depreciation and amortization                           453           380
         Issuance of common shares for compensation               51           162
         Reserve for real estate inventories                      18
         Deferred income taxes                                  (144)
         Changes in assets and liabilities:
              Notes and accounts receivable                     (596)         (403)
              Real estate inventories                        (14,403)      (16,687)
              Prepaid expenses and other                        (735)         (220)
              Accounts payable                                   180        (1,854)
              Deposits on homes under contract                   317           143
              Accrued liabilities                              1,295        (1,050)
                                                            --------      --------
                  Net cash used in operating activities      (12,807)      (18,806)
                                                            --------      --------
Cash flows from investing activities:
     Proceeds from sale of property and equipment                 43
     Purchase of property and equipment                         (695)         (283)
                                                            --------      --------
                  Net cash used in investing activities         (652)         (283)
                                                            --------      --------
Cash flows from financing activities:
     Payments on note payable banks                          (51,659)      (49,085)
     Proceeds from note payable banks                         65,776        67,179
     Payments on term debt                                      (361)         (485)
     Proceeds from term debt                                                 1,572
     Payments on capital lease obligations                       (95)          (66)
     Common shares purchased or redeemed                        (132)          (10)
                                                            --------      --------
         Net cash provided by financing activities            13,529        19,105
                                                            --------      --------

         Net change in cash and cash equivalents                  70            16
Cash and cash equivalents, beginning of period                 2,862           261
                                                            --------      --------
         Cash and cash equivalents, end of period           $  2,932      $    277
                                                            ========      ========

Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)             $   (219)     $    301
                                                            ========      ========
     Income taxes paid                                      $    900      $    934
                                                            ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 1999 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the December 31, 1999 audited annual financial statements of Dominion Homes, Inc. contained in its Annual Report or in the December 31, 1999 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.       RECLASSIFICATION
         ----------------

         Certain prior period information has been reclassified to conform to the current period presentation.

3.   CAPITALIZED INTEREST
     --------------------

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As lots are transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land and is expensed through cost of sales when the home is closed. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.9 million and $2.7 million at March 31, 2000 and March 31, 1999, respectively. The following table summarizes the activity with respect to capitalized interest:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          2000              1999
                                                                     --------------     --------------

     Interest incurred                                               $   2,291,000      $   1,505,000
     Interest capitalized                                               (1,533,000)        (1,144,000)
                                                                     --------------     --------------
     Interest expensed directly                                            758,000            361,000

     Previously capitalized interest charged to interest expense           998,000            802,000
                                                                     -------------      -------------
         Total interest expense                                      $   1,756,000      $   1,163,000
                                                                     =============      =============

4.   NOTE PAYABLE, BANKS
     -------------------

         The Company is currently operating under a $125 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly.

         As of March 31, 2000, the Company was in compliance with Facility covenants and had $16.8 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

5.   EARNINGS PER SHARE
     ------------------

         A reconciliation of the weighted average shares used in basic and diluted earnings per share is as follows:

                                                       Three Months Ended
                                                           March 31,
                                                       2000         1999
                                                    ---------     ---------
     Weighted average shares outstanding
          during the period                         6,361,349     6,287,162
     Assuming exercise of options                     104,964       258,870
                                                    ---------     ---------

     Weighted average shares outstanding
         adjusted for common share equivalents      6,466,313     6,546,032
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net income for the three months ended March 31, 2000 increased 4.7% to $757,000, or $.12 per diluted share, from $723,000, or $.11 per diluted share, during the same period a year ago. Revenues for first quarter 2000 increased to $62.2 million, based on 359 closings, compared to revenues of $52.8 million, based on 331 closings, during first quarter 1999, a 17.8% increase. First quarter 2000 revenues included the closing of 19 homes, with a sales value of $3.2 million, that were leased back by the Company for use as model homes. The increase in revenues is principally due to the increase in the average price of homes closed during first quarter 2000, which increased to $173,000 from $159,300 in first quarter 1999. The gross profit margin for first quarter 2000 improved to 19.3% or $12.0 million, compared to 18.9% or $10.0 million for first quarter 1999, reflecting the Company's ability to increase prices and control construction costs. The sale and leaseback of 19 model homes by the Company during first quarter 2000 reduced the gross profit margin by approximately 1.0%. Increased first quarter 2000 revenues and gross profits were partially offset by a $1.4 million increase in selling, general and administrative expense and a $600,000 increase in interest expense. The $1.4 million increase in selling, general and administrative expense was the result of variable selling expenses, the expansion into Louisville, Kentucky, the start-up of the mortgage company and the Company's efforts to expand its overall building and sales capacity. The increase in interest expense was due to growth in the Company's landholdings in Central Ohio and Louisville, Kentucky and the increase in home building inventories. As a percentage of revenues, selling, general and administrative expense increased a nominal 0.1% and interest expense increased 0.6% compared to a year ago.

     New home contracts during the first three months of 2000 increased 34.2% to 608 contracts from 453 contracts during the first three months of 1999. Included in the 608 contracts during first quarter 2000 are 19 homes sold and leased back by the Company for use as model homes. The Company had a record 1,039 homes in backlog at March 31, 2000, with an aggregate sales value of $189,864,000, compared to 873 homes in backlog, with an aggregate sales value of $154,073,000 at March 31, 1999. The average sales price of homes in backlog at March 31, 2000 increased to $182,700 from $176,500 at March 31, 1999.

     The Company's home building operations in Louisville, Kentucky continued to meet expectations. During first quarter 2000, the Company sold 46 homes and closed 27 homes, including 3 that were leased back by the Company for use as model homes. Since its inception in April 1999, the Company has sold 108 homes and closed 58 homes in Louisville, Kentucky. The Company was selling homes in four Louisville communities at March 31, 2000.

COMPANY OUTLOOK

     The Company is cautiously optimistic that 2000 net income will exceed 1999 net income based on the record number of homes it had in backlog at March 31, 2000 and the level of sales contracts received during first quarter 2000. The Company has sales initiatives that it expects will moderate the impact of rising mortgage rates. These sales initiatives include new home designs, more communities in which to sell homes, the first full year of operations for its centralized sales office in Columbus and the maturing homebuilding division in Louisville, Kentucky. During 2000, the Company also expects to offer its first age restricted active adult community. This community will be comprised of approximately 1,800 square foot single-family, detached, upscale homes in a country club setting. The community will include a clubhouse, exercise facility, outdoor pool and scenic bike paths. In addition, the Company began placing mortgages with its newly created mortgage company, Dominion Homes Financial Services, Ltd., in April 2000. The Company expects both the operations in Louisville, Kentucky and the mortgage company to be profitable in 2000. The Company expects to maintain its existing levels of home sales during 2000, despite increasing interest rates, by competitively pricing its homes. As a result of this pricing strategy, the Company does not anticipate that the rising gross profit margin exhibited in first quarter 2000 will continue. However, the Company expects that the gross profit margin for 2000 will be consistent with 1999 levels. The rising rate of interest continues to be closely monitored by the Company and homebuilding operations could be adversely impacted if interest rates continue to increase.

     The Company expects to have the highest level of construction activity in its history during the second half of 2000. The high level of construction is caused by the large number of homes it is building and the increased average cost of those homes. Consequently, the Company intends to seek an increase in the borrowing capacity under its existing bank credit facility. The Company has entered into discussions with its banks to increase its credit limits and expects to have final approvals in advance of the time when additional funding will be required.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in this report under the captions "Company Outlook" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, an increase in mortgage interest rates, increases in the cost of acquiring and developing land, mortgage commitments that expire prior to homes being delivered, entry into the mortgage financing business, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting or inspection processes, adverse decisions or changes in requirements by environmental agencies, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, problems that could arise from expansion into the Louisville, Kentucky market and the other risks described in the Company's December 31, 1999 Form 10-K.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. Typically, closings and related revenues increase in the second half of the year. The Company believes that this seasonality reflects the tendency of homebuyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter. Weather conditions can also accelerate or delay the scheduling of closings. The Company attempts to mitigate these seasonal variations whenever possible.

     The following table sets forth certain data for each of the last eight quarters:

         THREE                            SALES                    BACKLOG
         MONTHS            REVENUES    CONTRACTS(1)   CLOSINGS  (AT PERIOD END)
         ENDED          (IN THOUSANDS)  (IN UNITS)   (IN UNITS)   (IN UNITS)
     =========================================================================

     June 30, 1998          $68,031         402           461           944
     Sept. 30, 1998         $67,769         330           437           837
     Dec. 31, 1998          $74,679         381           467           751
     Mar. 31, 1999          $52,774         453           331           873
     June 30, 1999          $72,795         412           436           849
     Sept. 30, 1999         $73,067         404           428           825
     Dec. 31, 1999          $78,941         411           446           790
     Mar. 31, 2000          $62,218         608           359         1,039

----------
(1) net of cancellations

      At March 31, 2000, the aggregate sales value of homes in backlog was $189.9 million compared to $154.1 million at March 31, 1999. The average sales value of homes in backlog at March 31, 2000 increased to $183,000 compared to $176,000 at March 31, 1999.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                                            Three Months Ended
                                                                March 31,
                                                            2000        1999
                                                            -----      -----

     Revenues .......................................       100.0%     100.0%
     Cost of real estate sold .......................        80.7       81.1
                                                            -----      -----
         Gross profit ...............................        19.3       18.9
     Selling, general and administrative expenses ...        14.4       14.3
                                                            -----      -----
         Income from operations .....................         4.9        4.6
     Interest expense ...............................         2.8        2.2
                                                            -----      -----
     Income before income tax .......................         2.1        2.4
     Income tax provision ...........................          .9        1.0
                                                            -----      -----
         Net income .................................         1.2%       1.4%
                                                            =====      =====

     FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     REVENUES. Revenues for first quarter 2000 were $62.2 million compared to $52.8 million for first quarter 1999. The Company closed 359 homes during first quarter 2000 compared to 331 homes during first quarter 1999. Included in the 359 first quarter 2000 closings were 19 homes sold and leased back by the Company for use as model homes. The sale of these homes contributed $3.2 million to first quarter 2000 revenues. The principal reason for the increase in first quarter 2000 revenues was an increase in the average price of homes delivered in first quarter 2000 compared to first quarter 1999. During first quarter 2000 the average price of homes delivered increased to $173,000 compared to $159,300 during first quarter 1999, an increase of 8.6%. The increase in average delivered home price during first quarter 2000 reflects customer preference for larger and more expensive homes and the strength of the new home market.

     GROSS PROFIT. Gross profit for first quarter 2000 was $12.0 million compared to $10.0 million for first quarter 1999. The gross profit margin was 19.3% for first quarter 2000 compared to 18.9% for first quarter 1999. The principal reasons for the higher gross profit margin in 2000 were the Company's ability to increase prices and control construction costs. The sale and leaseback of 19 model homes during first quarter 2000 reduced the gross profit margin by approximately 1.0% because income on the sale of these homes is deferred and recognized in subsequent periods rather than when closed.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for first quarter 2000 increased to $9.0 million from $7.6 million for first quarter 1999. This $1.4 million increase in selling, general and administrative expense is the result of variable selling expenses, the expansion into Louisville, Kentucky, the start-up of the mortgage company and the Company's efforts to expand its overall building and sales capacity. As a percentage of revenues, selling, general and administrative expense for first quarter 2000 increased to 14.4% from 14.3% for first quarter 1999.

     INTEREST EXPENSE. Interest expense for first quarter 2000 increased to $1.8 million from $1.2 million for first quarter 1999. The primary reasons for the increase in interest expense were a higher average revolving line of credit and a slightly higher average interest rate. The Company also capitalized additional interest in first quarter 2000 compared to first quarter 1999 due to the larger backlog of homes and increased real estate inventories. The average revolving line of credit borrowings outstanding were $104.6 million and $71.7 million for first quarter 2000 and 1999, respectively. The weighted average rate of interest under the Company's revolving line of credit was 8.4% for the first quarter 2000 compared to 8.1% for first quarter 1999.

     PROVISION FOR INCOME TAXES. Income tax expense for first quarter 2000 was $518,000 compared to $529,000 for first quarter 1999. The Company's estimated annual effective tax rate was 40.6% for first quarter 2000 and 42.3% for first quarter 1999.

SOURCES AND USES OF CASH

     FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999:

     The Company used operating cash of $12.8 million in first quarter 2000, principally to fund investments in real estate inventories, compared to $18.8 million during first quarter 1999, also used principally to fund real estate inventories. During first quarter 2000, $10.1 million of the $14.4 million increase in investment real estate inventories was to fund homes under construction. During first quarter 1999, the $16.7 million increase in real estate inventories was split approximately equally between land and land development inventories and homes under construction. The Company was able to use less cash in operations during first quarter 2000 than during first quarter 1999 due to the higher investment in land and land development costs that the Company incurred during 1999 to replace the record number of homes sold during 1998. Net cash used in investing activities during first quarter 2000 was $652,000 compared to $283,000 during first quarter 1999. The Company increased its bank debt $14.1 million during first quarter 2000 compared to $18.1 million during first quarter 1999. The increased use of bank debt was used principally to fund the Company's increased investment in real estate inventories.

REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At March 31, 2000, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 6,900 lots, including 400 lots in Louisville, Kentucky. The Company controlled through option agreements an additional 7,100 lots, including 700 lots in Louisville, Kentucky. During first quarter 2000, the Company exercised options to purchase 1,572 lots, including 189 lots in Louisville, Kentucky. Option agreements expire at varying dates through April 2009. The Company's decision to exercise any particular option or to otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

     Real estate inventories increased to $173.6 million at March 31, 2000 from $159.2 million at December 31, 1999, a $14.4 million increase during first quarter 2000. The $14.4 million increase in real estate inventories included increases in homes under construction inventories of $10.1 million, land and land development inventories of $3.7 million and lumber and building supply inventories of $562,000. The Company's increased inventory of homes under construction is seasonal in nature and will continue through the peak building months. The growth in homes under construction inventories also reflects the larger number of homes the Company has under construction and the increased costs associated with the more expensive homes the Company is selling. Land and land development inventories also increased as the Company added sales locations in Central Ohio and Louisville, Kentucky and increased its seasonal development activities.

     On March 31, 2000, the Company had 97 single family inventory homes in various stages of construction, which represented an aggregate investment of $6.3 million. At March 31, 1999, the Company had 81 inventory homes, in various stages of construction, which represented an aggregate investment of $5.5 million. Inventory homes are not reflected in sales or backlog.

SELLER-PROVIDED DEBT

     Seller-provided term debt decreased to $2.4 million at March 31, 2000 from $2.8 million at December 31, 1999. The Company expects to repay $1.2 million of the term debt in August 2000 and the balance in August 2001. The interest rate is 6.5%

LAND PURCHASE COMMITMENTS

     At March 31, 2000, the Company had commitments to purchase residential lots and unimproved land at an aggregate cost of $1.8 million, net of $1.2 million in good faith deposits. In addition, at March 31, 2000, the Company had $83.8 million of cancelable obligations to purchase residential lots and unimproved land in which $4.6 million had been invested in good faith deposits. Included in the purchase commitments of $1.8 million is a commitment in Louisville, Kentucky for $44,000. Included in the $83.8 million of cancelable commitments are $9.8 million of cancelable commitments for lots and unimproved land in Louisville, Kentucky. The Company had $779,500 invested in the $9.8 million of cancelable commitments in Louisville, Kentucky. The majority of the land subject to cancelable obligations is for post 2000 development activities. The Company expects to fund its 2000 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facility.

CREDIT FACILITIES

     The Company is currently operating under a $125 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly.

     As of March 31, 2000, the Company was in compliance with Facility covenants and had $16.8 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the credit Facility could increase, depending on the Company's utilization of the proceeds.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

         The Company has entered into three interest rate swap contracts with notional amounts of $10,000,000 each, maturing on October 16, 2000, January 14, 2001 and May 6, 2003. These interest rate swap contracts, reflected in aggregate in the table below, commenced on October 16, 1997, January 14, 1998 and May 6, 1998 and fix the variable interest rate on the Company's revolving credit note at 6.125%, 5.475% and 5.960%, respectively. The Company enters into interest rate swap contracts to achieve an appropriate level of variable and fixed-rate debt as approved by senior management. Interest rate swap contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under interest rate swap contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt, after the effect of interest rate swap contracts have been considered, is maintained at approximately 30% of total borrowings under the revolving line of credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at March 31, 2000, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin ranging from 1.75% to 2.25%. All amounts are reflected in U.S. Dollars (thousands).

                                                                                 TOTAL                 FAIR VALUE
                                                                                MARCH 31                MARCH 31
                                                                                --------                --------
                                2000       2001       2002      2003         2000       1999         2000        1999
                                ----       ----       ----      ----         ----       ----         ----        ----
LIABILITIES
   Variable rate                                              $106,425    $106,425     $78,509      $106,425    $78,509
   Average interest rate                                         6.750%      6.750%      6.750%
INTEREST-RATE DERIVATIVES
   Notional amount            $30,000    $20,000    $10,000    $10,000     $30,000     $30,000          $444      $(340)
   Average pay rate             5.853%     5.718%     5.960%     5.960%      5.873%      5.869%
   Average receive rate         6.750%     6.750%     6.750%     6.750%      6.750%      6.750%

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





                                      DOMINION HOMES, INC.
                                      (Registrant)



Date:    May 12, 2000                 By:    /s/Douglas G. Borror
                                             --------------------
                                             Douglas G. Borror
                                             Duly Authorized Officer




Date:    May 12, 2000                 By:    /s/Jon M. Donnell
                                             -----------------
                                             Jon M. Donnell
                                             Duly Authorized Officer






Date:    May 12, 2000                 By:    /s/Peter J. O'Hanlon
                                             --------------------
                                             Peter J. O'Hanlon
                                             Principal Financial Officer

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

3.2                 Amended and Restated Code of Regulations of Borror Corporation       Incorporated by reference to
                                                                                         Exhibit 3.2 to Form S-1.

4.                  Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to Exhibit 4
                                                                                         to the Company's March 31, 1997 Form
                                                                                         10-Q (File No. 0-23270).

27*                 Financial Data Schedule                                              Filed herewith


*  Filed Herewith