Form 10-Q
period 2000-06-30
DOMINION HOMES INC
filed 2000-08-11
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
                                       or
                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                                     0-23270
                             Commission File Number

                              Dominion Homes, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Ohio                                 31-1393233
      --------------------------------              -------------------
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

                   Yes X                        No ____




Number of common shares outstanding as of August 11, 2000: 6,367,773

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              DOMINION HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                    June 30,        December 31,
                                                                                      2000              1999
                                                                                   (UNAUDITED)
                                                                                 --------------     --------------
                                     ASSETS
Cash and cash equivalents                                                         $     2,541      $     2,862
Notes and accounts receivable, net:
     Trade                                                                                328              212
     Due from financial institutions for residential closings                           1,405              544
Real estate inventories:
     Land and land development costs                                                  100,291           95,657
     Homes under construction                                                          75,429           60,272
     Other                                                                              4,443            3,251
                                                                                  -----------      -----------
         Total real estate inventories                                                180,163          159,180
                                                                                  -----------      -----------
Prepaid expenses and other                                                              7,090            3,891
Deferred income taxes                                                                   2,048            1,904
Property and equipment, at cost                                                         9,664            9,055
     Less accumulated depreciation                                                     (4,060)          (3,589)
                                                                                  ------------     ------------
         Net property and equipment                                                     5,604            5,466
                                                                                  -----------      -----------
              Total assets                                                        $   199,179      $   174,059
                                                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                           $     4,659      $     5,273
Deposits on homes under contract                                                        2,428            1,634
Accrued liabilities                                                                    13,557           11,364
Note payable, banks                                                                   112,413           92,308
Term debt                                                                               4,517            4,750
                                                                                  -----------      -----------
         Total liabilities                                                            137,574          115,329
                                                                                  -----------      -----------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
         6,392,773 shares issued and 6,367,773 shares outstanding on June 30,
         2000 and 6,382,480 shares issued and 6,357,480 shares
         outstanding on December 31, 1999                                              31,434           31,388
     Deferred compensation                                                               (252)            (252)
     Retained earnings                                                                 30,595           27,766
     Treasury stock                                                                      (172)            (172)
                                                                                  ------------     ------------
         Total shareholders' equity                                                    61,605           58,730
                                                                                  -----------      -----------
              Total liabilities and shareholders' equity                          $   199,179      $   174,059
                                                                                  ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                   (UNAUDITED)

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                                2000                 1999           2000                  1999
                                            ------------         ----------       ----------           -------
Revenues                                        $76,492             $72,795          $138,710          $125,569
Cost of real estate sold                         61,189              59,332           111,408           102,118
                                               --------           ---------         ---------           -------
Gross profit                                     15,303              13,463            27,302            23,451
Selling, general and administrative               9,752               8,659            18,720            16,232
                                               --------           ---------         ---------          --------
Income from operations                            5,551               4,804             8,582             7,219
Interest expense                                  1,978               1,589             3,734             2,752
                                               --------           ---------         ---------          --------
     Income before income taxes                   3,573               3,215             4,848             4,467

Provision for income taxes                        1,501               1,347             2,019             1,876
                                               --------           ---------         ---------          --------
         Net income                            $  2,072            $  1,868         $   2,829        $    2,591
                                               ========           =========        ==========        ==========


Earnings per share

         Basic                                     $0.33              $0.30             $0.44             $0.41
                                               =========          =========         =========          ========
         Diluted                                   $0.32              $0.29             $0.44             $0.40
                                               =========          =========         =========          ========


Weighted average shares outstanding

         Basic                                6,367,789           6,319,297         6,364,797         6,303,318
                                            ===========         ===========        ==========         =========
         Diluted                              6,480,897           6,527,661         6,474,012         6,540,960
                                            ===========         ===========        ==========         =========






The accompanying notes are an integral part of the consolidated financial statements
                                       3

                              DOMINION HOMES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                             Common Shares     Deferred Compensation
                                             -------------     ---------------------
                                            Shares     Amount    Liability        Trust       Retained    Treasury
                                                                                  Shares      Earnings      Stock         Total
------------------------------------------ ------------- ------------ ----------- ----------- ------------ ----------- -----------
Balance, December 31, 1999                  6,357,480      $31,388     $1,007      $(1,259)     $27,766     $(172)      $58,730

  Net income                                                                                      2,829                   2,829

  Shares awarded and redeemed                  10,293           46        (28)                                               18

  Treasury shares:
     Held for deferred compensation                                                    (72)
                                                                                                                            (72)

  Deferred compensation                                                   100                                               100

------------------------------------------ ------------- ------------ ----------- ----------- ------------ ----------- -----------
Balance, June 30, 2000                      6,367,773      $31,434     $1,079      $(1,331)     $30,595     $(172)      $61,605
------------------------------------------ ------------- ------------ ----------- ----------- ------------ ----------- -----------

The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                        June 30,
                                                            ------------------------------
                                                                 2000                1999
                                                            -------------------------------
Cash flows from operating activities:
   Net income                                                   $   2,829       $   2,591
   Adjustments to reconcile net income to cash
     used in operating activities:
        Depreciation and amortization                                 997             700
        Issuance of common shares for compensation                     46             268
        Reserve for real estate inventories                           210
        Deferred income taxes                                        (144)            (46)
        Changes in assets and liabilities:

             Notes and accounts receivable                           (977)           (725)
             Real estate inventories                              (20,872)        (21,486)
             Prepaid expenses and other                            (3,133)           (910)
             Accounts payable                                        (614)          2,481
             Deposits on homes under contract                         794            (133)
             Accrued liabilities                                    2,156            (323)
                                                                ---------       ---------
                 Net cash used in operating activities            (18,708)        (17,583)
                                                                ---------       ---------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                        43              10
   Purchase of property and equipment                                (800)           (624)
                                                                ---------       ---------
                 Net cash used in investing activities               (757)           (614)
                                                                ---------       ---------
Cash flows from financing activities:
   Proceeds from note payable, banks                              140,464         142,094
   Payments on note payable, banks                               (120,351)       (123,117)
   Prepaid loan fees                                                 (275)
   Payments on term debt                                             (361)           (604)
   Payments on capital lease obligations                             (193)
   Common shares purchased or redeemed                               (132)            (27)
                                                                ---------       ---------
                 Net cash provided by financing activities         19,144          18,346
                                                                ---------       ---------
        Net change in cash and cash equivalents                      (321)            149
Cash and cash equivalents, beginning of period                      2,862             261
                                                                ---------       ---------
        Cash and cash equivalents, end of period                $   2,541       $     410
                                                                =========       =========
Supplemental disclosures of cash flow information:
   Interest paid (net of amounts capitalized)                   $     320       $     841
                                                                =========       =========
   Income taxes paid                                            $   2,511       $   2,530
                                                                =========       =========
   Land acquired by seller financing                            $     321       $   1,572
                                                                =========       =========



The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION


         The accompanying unaudited financial statements for Dominion Homes, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1999 balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the December 31, 1999 audited annual financial statements of the Company contained in its Annual Report or in the December 31, 1999 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2.   CAPITALIZED INTEREST

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As lots are transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land. Capitalized interest related to land under development and housing construction costs are included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and homes under development was $4.3 million and $2.3 million at June 30, 2000 and June 30, 1999, respectively. The following table summarizes the activity with respect to capitalized interest:


                                                Three Months Ended                       Six Months Ended
                                                     June 30,                                June 30,
                                              2000              1999                2000                1999
                                          -----------       ------------        -------------      ---------
     Interest incurred                    $2,471,000         $1,661,000            $4,763,000      $   3,166,000
     Interest capitalized                 (1,651,000)        (1,124,000)           (3,184,000)        (2,268,000)
                                          -----------        -----------        --------------     --------------
         Interest expensed directly          820,000            537,000             1,579,000            898,000


     Previously capitalized interest

       charged to interest expense         1,158,000          1,052,000             2,155,000          1,854,000
                                           ---------          ---------         -------------      -------------
         Total interest expense           $1,978,000         $1,589,000            $3,734,000      $   2,752,000
                                          ==========         ==========         =============      =============

3.   NOTE PAYABLE, BANKS

         The Company increased its Senior Unsecured Revolving Credit Facility ("the Facility") to $150 million from $125 million on May 26, 2000. The Company also modified certain covenants to increase the amount of capital and operating leases allowed under the Facility and to amend the ratio of total liabilities to tangible net worth to 2.75 to 1.00 from 2.50 to 1.00 for the period from May 1 to August 31 for 2000 and subsequent years. These changes to the Facility reflect the increased level of land and home building inventories the Company is experiencing due to selling more and larger homes and the increased level of building activity experienced by the Company during its peak building months. The original Facility was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

         The Facility provides for a variable rate of interest on borrowings and, consequently, the Company has entered into interest rate swap contracts in order to reduce exposure to increasing interest rates. The interest rate swap contracts fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix the interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's interest coverage ratio. The variable margin ranges from 1.75% to 2.50% and is determined quarterly.

         As of June 30, 2000, the Company was in compliance with the Facility covenants and had $14.4 million available under the Facility, after adjusting for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.


4.   EARNINGS PER SHARE

     A reconciliation of the weighted average shares used in basic and diluted earnings per share is as follows:

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                     June 30,
                                                  2000           1999           2000          1999
                                              -----------     -----------    ----------    -------
Weighted average shares outstanding
     during the period                         6,367,789      6,319,297      6,364,797      6,303,318
Assuming exercise of options                     113,108        208,364        109,215        237,642
                                               ---------      ---------      ---------      ---------

Weighted average shares outstanding
    adjusted for common share equivalents      6,480,897      6,527,661      6,474,012      6,540,960
                                               =========      =========      =========      =========


5.   NEW ACCOUNTING PRONOUNCEMENTS


         In June 2000 the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No. 133 which modifies certain provisions and definitions in accounting principles used in accounting for derivative instruments and hedging activities. The Company is in the process of evaluating the effect of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and has not yet determined the impact of this pronouncement as amended by SFAS No. 138.


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

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


     Net income for the three months ended June 30, 2000 increased 10.9% to $2.1 million, or $.32 per diluted share, from $1.9 million, or $.29 per diluted share, for the previous year. The increase in second quarter net income was largely due to improvement in the gross profit margin, which rose to 20.0% of revenues from 18.5% for the comparable period last year. Revenues for second quarter 2000 increased to $76.5 million, based on 443 closings, compared to revenues of $72.8 million, based on closings of 436 closings, for second quarter 1999. The increase in revenues is principally due to the higher average price of homes closed during second quarter 2000, which rose to $172,140 from $166,663 during second quarter 1999. The higher second quarter revenues and gross profit were partially offset by a $1.1 million increase in selling, general and administrative expense and a $389,000 increase in interest expense. Selling, general and administrative expense increased due to the variable cost associated with selling more expensive homes, opening new models, the start up of the Company's new mortgage company, the start up of the new centralized sales office and increased sales and marketing expense in Louisville, Kentucky. Interest expense for second quarter 2000 increased over the previous year due to higher levels of borrowing and higher interest rates. The Company incurred higher levels of borrowing due principally to increased investment in land and land development costs in the Louisville, Kentucky market and an increase in homes under construction due to a large backlog of more expensive homes. In May 2000 the Company increased its credit facility to $150 million from $125 million and amended its leverage ratio during the peak building months to ensure the Company has adequate financing to support the increased sales and building volume that it is experiencing.

     The Company sold a record 420 homes in the second quarter of 2000, with a sales value of $76.9 million, compared to 412 homes, with a sales value of $70.9 million, sold in the same period the previous year. Home contracts in backlog increased 19.7% to 1,016 at June 30, 2000 from 849 at June 30, 1999. The aggregate sales value of the Company's homes in backlog at June 30, 2000 increased to $192.2 million from $151.5 million at June 30, 1999. The average sales price of homes in backlog at June 30, 2000 increased to $189,168 from $178,407 at June 30, 1999.



COMPANY OUTLOOK


     The Company continues to expect that 2000 net income will exceed 1999 net income. The Company bases this expectation on the strong sales results experienced during the first half of 2000. These sales resulted in a backlog of 1,016 home contracts at June 30, 2000 with a sales value of $192.2 million. The Company also expects to continue to invest in its start-up operation in Louisville, Kentucky and its new mortgage company, which will likely create lower gross profit margins and higher general and administrative expense in the second half of 2000. The Company expects both of these operations to be profitable by the end of the year. The Company is continuing to invest in new communities and product lines in both Central Ohio and Louisville, Kentucky and expects to see the results of these efforts in future years.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995


     The statements contained in this report under the captions "Company Outlook" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, increases in the cost of acquiring and developing land, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting or inspection processes, adverse decisions or changes in requirements by environmental agencies, the effect of changing consumer tastes on the market acceptance for the Company's products, entry into the mortgage financing business, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, problems that could arise from expansion into the Louisville, Kentucky market and the other risks described in the Company's December 31, 1999 Form 10-K and other Securities and Exchange Commission filings.


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


     The following table sets forth certain data for each of the last eight quarters:

            THREE                                  SALES                             BACKLOG
           MONTHS              REVENUES         CONTRACTS(1)       CLOSINGS       (AT PERIOD END)
            ENDED           (IN THOUSANDS)      (IN UNITS)        (IN UNITS)         (IN UNITS)
     ===============================================================================================
    Sept. 30, 1998             $67,769            330                 437              837
    Dec. 31, 1998              $74,679            381                 467              751
    Mar. 31, 1999              $52,774            453                 331              873
    June 30, 1999              $72,795            412                 436              849
    Sept. 30, 1999             $73,067            404                 428              825
    Dec. 31, 1999              $78,941            411                 446              790
    Mar. 31, 2000              $62,218            608                 359            1,039
    June 30, 2000              $76,492            420                 443            1,016

-------------------
(1)      Net of cancellations


     At June 30, 2000, the aggregate sales price of homes in backlog was $192.2 million compared to $151.5 million at June 30, 1999. The average sales price of homes in backlog at June 30, 2000 increased to $189,168 from $178,407 at June 30, 1999.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                               Three Months Ended                           Six Months Ended
                                                     June 30,                                   June 30,
                                                2000               1999                   2000              1999
                                            -----------        -----------            -----------       --------
     Revenues                                   100.0%           100.0%                   100.0%         100.0%
     Cost of real estate sold                    80.0             81.5                     80.3           81.3
                                             ---------         ----------               ---------       ------
         Gross profit                            20.0             18.5                     19.7           18.7
     Selling, general and
       administrative expenses                   12.7             11.9                     13.5           12.9
                                            ----------         ----------               ---------       ------
           Income from operations                 7.3              6.6                      6.2            5.8
     Interest expense                             2.6              2.2                      2.7            2.2
                                            ----------         ----------               ---------       ------
     Income before income taxes                   4.7              4.4                      3.5            3.6
     Provision for income taxes                   2.0              1.8                      1.5            1.5
                                            ----------         ----------               ---------       ------
           Net income                             2.7%             2.6%                     2.0%           2.1%
                                            ==========       ============               =========       =======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues for second quarter 2000 increased to $76.5 million, based on 443 closings, compared to revenues of $72.8 million, based on 436 closings, during second quarter 1999. The increase in revenues is principally due to an increase in the average price of homes closed during second quarter 2000, which rose to $172,140 from $166,663 during second quarter 1999. The increase in the average home sale price is primarily attributable to the Company's customers purchasing larger homes and homes with more options. The Company attributes the sale of larger houses and homes with more options to marketing strategies employed by the Company and a strong economy. Included in revenues were the sale of land and building supplies to other builders of $230,000 and $130,000 for second quarter 2000 and 1999, respectively.

     GROSS PROFIT. Gross profit for second quarter 2000 increased 13.7% to $15.3 million from $13.5 million for second quarter 1999. The gross profit increase resulted principally from the closing of more expensive homes in second quarter 2000 and increased operating efficiencies. As a percentage of revenues, the gross profit margin increased to 20.0% for second quarter 2000 from 18.5% for second quarter 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for second quarter 2000 increased 12.6% to $9.8 million from $8.7 million for second quarter 1999. The increase in selling, general and administrative expenses is a result of variable selling expenses associated with the sale of more expensive homes, the cost of opening new sales models, the start up of the Company's mortgage company, the start up of the Company's centralized sales office, "The Home Store", and increased sales and marketing expense in Louisville, Kentucky. As a percentage of revenues, selling, general and administrative expenses increased to 12.7% for second quarter 2000 from 11.9% for second quarter 1999.

     INTEREST EXPENSE. Interest expense for second quarter 2000 increased 24.5% to $2.0 million from $1.6 million for second quarter 1999. As a percentage of revenues, interest expense for second quarter 2000 increased to 2.6% from 2.2% for second quarter 1999. Interest expense increased due to higher average revolving line of credit borrowings and a higher average interest rate. The average revolving line of credit borrowings outstanding were $107.6 million and $83.7 million for the second quarter of 2000 and 1999, respectively. The average revolving line of credit borrowings were higher in second quarter 2000 than second quarter 1999 in order to finance increased real estate inventories in second quarter 2000. The weighted average rate of interest under the Company's revolving line of credit was 8.3% for second quarter 2000 compared to 7.1% for second quarter 1999. The Company capitalized $493,000 more interest than it expensed during second quarter 2000 due to the higher levels of real estate development at June 30, 2000, compared to capitalizing $72,000 more interest than it expensed during second quarter 1999.

     PROVISION FOR INCOME TAXES. Income tax expense for second quarter 2000 increased to $1.5 million from $1.3 million for second quarter 1999. The Company's estimated annual effective tax rate was 42.0% for second quarter 2000 and 1999, respectively.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues for the six months ended June 30, 2000 increased to $138.7 million from $125.6 million for the six months ended June 30, 1999. The Company closed 802 homes during the first six months of 2000 compared to 767 homes during the first six months of 1999. Closings for the six months ended June 30, 2000 included nineteen model homes that the Company sold and leased back to use as sales models. The sale of these homes contributed $3.2 million to first quarter revenues. The increase in revenues is attributable to a higher average home sale price, which increased to $172,515 during the first six months of 2000 from $163,501 during the first six months of 1999. The increase in the average home sale price is primarily attributable to the Company's customers purchasing larger homes and homes with more options. The Company attributes the sale of larger homes and homes with more options to marketing strategies employed by the Company and a strong economy. Included in revenues were other revenues, consisting of the sales of land and building supplies to other builders, which were $350,000 for the first six months of 2000 compared to $160,000 for the first six months of 1999.

     GROSS PROFIT. Gross profit for the first six months of 2000 was $27.3 million compared to $23.5 million for the first six months of 1999. The gross profit increase resulted principally from the sale of more expensive homes and increased operating efficiencies. As a percentage of revenues, the gross profit margin increased to 19.7% for the first six months of 2000 from 18.7% for the first six months of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first six months of 2000 increased to $18.7 million from $16.2 million for the first six months of 1999. The increase in selling, general and administrative expenses is a result of higher selling expense associated with the sale of more expensive homes, the cost of opening new sales models, the start up of the Company's mortgage company, the start up of the Company's centralized sales office, "The Home Store", and increased sales and marketing expense in Louisville, Kentucky. As a percentage of revenues, selling, general and administrative expenses for the first six months of 2000 increased to 13.5% from 12.9% for the first six months of 1999.

     INTEREST EXPENSE. Interest expense for the first six months of 2000 increased to $3.7 million from $2.8 million for the first six months of 1999. As a percentage of revenues, interest expense for the first six months of 2000 increased to 2.7% from 2.2% for the first six months of 1999. Interest expense increased due to higher average revolving line of credit borrowings and a higher average rate of interest. The average revolving line of credit borrowings outstanding were $106.1 million and $77.7 million for the first six months of 2000 and 1999, respectively. Higher borrowings in the first six months of 2000 were used to finance increased real estate inventories. The weighted average rate of interest under the Company's revolving line of credit was 8.3% for the first six months of 2000 compared to 7.2% for the first six months of 1999. The Company capitalized $1.0 million more interest than it expensed during the first six months of 2000 due to higher levels of real estate under development at June 30, 2000, compared to capitalizing $414,000 more interest than it expensed during the first six months of 1999.

     PROVISION FOR INCOME TAXES. Income tax expense for the first six months of 2000 increased to $2.0 million from $1.9 million for the first six months of 1999. The Company's estimated annual effective tax rate was 42.0% for the first six months of 2000 and 1999, respectively.

SOURCES AND USES OF CASH


     SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     The Company used cash from operations of $18.7 million during the first six months of 2000 compared to $17.6 million during the same period of the previous year. Operating cash was required for both six month periods in order to fund real estate inventories, which typically increase during the summer months and decrease later in the year when a larger number of homes are closed. Increased investment in homes under construction of $15.2 million, land and land development activities of $4.6 million, and building materials and supplies of $1.2 million during the first six months of 2000 were slightly offset by changes in other assets and liabilities of $2.3 million. The Company invested $757,000 in capital additions during the first half of 2000 compared to $614,000 during the first half of 1999. The Company increased its net use of financing proceeds to $19.1 million during the first half of 2000 from $18.3 million during the first half of 1999. The Company used the additional financing proceeds principally to fund its increased investment in real estate inventories.


     REAL ESTATE INVENTORIES


     The Company's practice is to develop most of the lots on which it builds homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At June 30, 2000, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 6,934 lots, including 513 lots in Louisville, Kentucky. The Company controlled through option agreements an additional 8,458 lots, including 566 lots in Louisville, Kentucky. During second quarter 2000, the Company exercised options to purchase 278 lots, all of which are located in Central Ohio. Option agreements expire at varying dates through 2003. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

     Real estate inventories at June 30, 2000 increased to $180.2 million from $159.2 million at December 31, 1999. The $21.0 million increase in real estate inventories included increases in homes under construction of $15.2 million, land and land development inventories of $4.6 million and lumber and building supply inventories of $1.2 million. The higher level of homes under construction is seasonal in nature and will continue through the peak building months. The growth in homes under construction inventories also reflects the larger number of homes the Company has under construction and the increased costs associated with selling more expensive homes. Land and land development inventories increased as the Company added sales locations in Central Ohio and Louisville, Kentucky and increased its seasonal land development inventories.

     On June 30, 2000, the Company had 103 single family inventory homes in various stages of construction, which represented an aggregate investment of $8.4 million. At June 30, 1999, the Company had 71 inventory homes, in various stages of construction, which represented an aggregate investment of $3.7 million. Inventory homes are not reflected in sales or backlog.


SELLER-PROVIDED DEBT


     Seller-provided term debt was $2.7 million at June 30, 2000 compared to $4.4 million at June 30, 1999. The Company expects to repay $1.2 million of the term debt prior to the end of 2000 and the remaining balance prior to June 2002. Interest rates range from 6.5% to 8.0%.

LAND PURCHASE COMMITMENTS


     At June 30, 2000, the Company had commitments to purchase 102 residential lots at an aggregate cost of $3.2 million, net of $1,500 in good faith deposits. In addition, at June 30, 2000, the Company had $97.3 million of cancelable obligations to purchase residential lots and unimproved land, net of $5.1 million in good faith deposits. The majority of the land subject to cancelable obligations is for post 2000 development activities. The Company expects to fund its 2000 capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facility.


CREDIT FACILITIES


     The Company increased its Senior Unsecured Revolving Credit Facility ("the Facility") to $150 million from $125 million on May 26, 2000. The Company also modified certain covenants to increase the amount of capital and operating leases allowed under the Facility and to amend the ratio of total liabilities to tangible net worth to 2.75 to 1.00 from 2.50 to 1.00 for the period from May 1 to August 31 for 2000 and subsequent years. These changes to the Facility reflect the increased level of land and home building inventories the Company is experiencing due to selling more and larger homes and the increased level of building activity experienced by the Company during its peak building months. The original Facility was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

     The Facility provides for a variable rate of interest on borrowings and, consequently, the Company has entered into interest rate swap contracts in order to reduce exposure to increasing interest rates. The interest rate swap contracts fix the interest rate on $30 million of borrowings under the Facility. The interest rate swap contracts mature between October 16, 2000 and May 6, 2003 and fix the interest rates between 5.48% and 6.13%, plus a variable margin based on the Company's interest coverage ratio. The variable margin ranges from 1.75% to 2.50% and is determined quarterly.

     As of June 30, 2000, the Company was in compliance with the Facility covenants and had $14.4 million available under its Facility, after adjusting for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.



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



NEW ACCOUNTING PRONOUNCEMENTS


     In June 2000 the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No. 133 which modifies certain provisions and definitions in accounting principles used in accounting for derivative instruments and hedging activities. The Company is in the process of evaluating the effect of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and has not yet determined the impact of this pronouncement as amended by SFAS No. 138.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK


         The Company has entered into three interest rate swap contracts with notional amounts of $10,000,000 each, maturing on October 16, 2000, January 14, 2001 and May 6, 2003. These interest rate swap contracts, reflected in aggregate in the table below, commenced on October 16, 1997, January 14, 1998 and May 6, 1998, respectively, and fix the variable interest rate on the Company's revolving credit note at 6.125%, 5.475% and 5.960%, respectively. The Company entered into interest rate swap contracts to achieve an appropriate level of variable and fixed-rate debt as approved by senior management. Interest rate swap contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. The expectation is that the resulting cost of funds is lower than that available under the variable-rate borrowings. Under interest rate swap contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed-rate debt, after the effect of interest rate swap contracts have been considered, is maintained at approximately 27% of total borrowings under the revolving line of credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at June 30, 2000, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin ranging from 1.75% to 2.50%. All dollar amounts are reflected in U.S. Dollars (thousands).

                                                                                  Total              Fair Value
                                                                                 June 30,               June 30,
                                  2000       2001       2002     2003        2000       1999        2000       1999
                                  ----       ----       ----     ----        ----       ----        ----       ----
LIABILITIES
   Variable rate                                               $112,413    $112,413    $79,392    $112,413    $79,392
   Average interest rate                                          8.528%      8.528%     8.528%
INTEREST-RATE DERIVATIVES
   Notional amount             $30,000    $20,000    $10,000    $10,000     $30,000    $30,000        $401        $74
   Average pay rate              5.853%     5.718%     5.960%     5.960%      5.873%     5.869%
   Average receive rate          8.528%     8.528%     8.528%     8.528%      8.528%     8.528%

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

Item 2.       Change in Securities and Use of Proceeds.  Not applicable.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.


              On April 26, 2000, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders ratified the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company in 2000 by the following vote:

               Shares For          Shares Against        Shares Abstaining
               ----------          --------------        -----------------
               6,298,536                200                     1,900


              The shareholders elected as Class I Directors the three nominees of the Board of Directors by the following vote:


                                       Shares For           Shares Withheld
                                       ----------           ---------------
              Donald A. Borror         6,298,536                 2,100
              David S. Borror          6,298,536                 2,100
              Pete A. Klisares         6,298,436                 2,200
              Gerald E. Mayo           6,298,436                 2,200

              The term of office of the Class II Directors, Douglas G. Borror, Jon M. Donnell and C. Ronald Tilley, continued after the meeting.

              The shareholders amended the Company's Amended and Restated Code of Regulations to permit voting by electronic, telephonic and other types of proxies by the following vote:

                   Shares For          Shares Against       Shares Abstaining
                   ----------          --------------       -----------------
                    6,298,506               1,130                  1,000

              The shareholders amended the Company's Amended and Restated Code of Regulations to reduce the minimum number of Directors comprising a committee of the Board of Directors from three to one by a vote of:

                   Shares For          Shares Against       Shares Abstaining
                   ----------          --------------       -----------------
                    6,272,293              23,740                  4,603

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



                                        DOMINION HOMES, INC.
                                        (Registrant)


Date:    August 11, 2000                By:    /s/ Douglas G. Borror
                                               --------------------
                                               Douglas G. Borror
                                               Duly Authorized Officer


Date:    August 11, 2000                By:    /s/ Jon M. Donnell
                                               -----------------
                                               Jon M. Donnell
                                               Duly Authorized Officer


Date:    August 11, 2000                By:    /s/ Peter J. O'Hanlon
                                               --------------------
                                               Peter J. O'Hanlon
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

3.2                 Amended and Restated Code of Regulations of Borror Corporation       Filed herewith

4.                  Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to Exhibit 4
                                                                                         to the Company's March 31, 1997 Form
                                                                                         10-Q (File No. 0-23270).
10.                 Second Amendment to Credit Agreement dated May 26, 2000              Filed herewith

27.                 Financial Data Schedule                                              Filed herewith