Form 10-Q/A
period 2000-06-30
DOMINION HOMES INC
filed 2000-08-16
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                                    Amended


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

                   Yes X                        No ____




Number of common shares outstanding as of August 11, 2000: 6,367,773

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   Six Months Ended
                                                                        June 30,
                                                            ------------------------------
                                                                 2000                1999
                                                            -------------------------------
Cash flows from operating activities:
   Net income                                                   $   2,829       $   2,591
   Adjustments to reconcile net income to cash
     used in operating activities:
        Depreciation and amortization                                 997             700
        Issuance of common shares for compensation                     46             268
        Reserve for real estate inventories                           210
        Deferred income taxes                                        (144)            (46)
        Changes in assets and liabilities:

             Notes and accounts receivable                           (977)           (725)
             Real estate inventories                              (20,872)        (21,486)
             Prepaid expenses and other                            (3,133)           (910)
             Accounts payable                                        (614)          2,481
             Deposits on homes under contract                         794            (133)
             Accrued liabilities                                    2,156            (323)
                                                                ---------       ---------
                 Net cash used in operating activities            (18,708)        (17,583)
                                                                ---------       ---------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                        43              10
   Purchase of property and equipment                                (800)           (624)
                                                                ---------       ---------
                 Net cash used in investing activities               (757)           (614)
                                                                ---------       ---------
Cash flows from financing activities:
   Proceeds from note payable, banks                              140,464         142,094
   Payments on note payable, banks                               (120,359)       (123,117)
   Prepaid loan fees                                                 (275)
   Payments on term debt                                             (361)           (604)
   Payments on capital lease obligations                             (193)
   Common shares purchased or redeemed                               (132)            (27)
                                                                ---------       ---------
                 Net cash provided by financing activities         19,144          18,346
                                                                ---------       ---------
        Net change in cash and cash equivalents                      (321)            149
Cash and cash equivalents, beginning of period                      2,862             261
                                                                ---------       ---------
        Cash and cash equivalents, end of period                $   2,541       $     410
                                                                =========       =========
Supplemental disclosures of cash flow information:
   Interest paid (net of amounts capitalized)                   $     320       $     841
                                                                =========       =========
   Income taxes paid                                            $   2,511       $   2,530
                                                                =========       =========
   Land acquired by seller financing                            $     321       $   1,572
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