Form 10-Q
period 2000-09-30
DOMINION HOMES INC
filed 2000-11-14
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           (MARK ONE)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From ______ To ______

                                     0-23270
                             Commission File Number

                              DOMINION HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                 31-1393233
         ----------------------                    --------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation of organization)                Identification No.)

                         5501 FRANTZ ROAD, DUBLIN, OHIO
                    ----------------------------------------
                    (Address of principal executive offices)

                                   43017-0766
                              --------------------
                                   (Zip Code)

                                 (614) 761-6000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former Name, Former Address and Formal Fiscal Year,
                          if Changed Since Last Report)

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

Number of common shares outstanding as of November 13, 2000: 6,390,227

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              DOMINION HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                      September 30,   December 31,
                                                                          2000           1999
                                                                      (Unaudited)
                                                                      -------------   ------------
                      ASSETS
Cash and cash equivalents                                             $     287       $   2,862
Notes and accounts receivable, net:
     Trade                                                                  290             212
     Due from financial institutions for residential closings               722             544
Real estate inventories:
     Land and land development costs                                    108,174          95,657
     Homes under construction                                            79,203          60,272
     Other                                                                4,378           3,251
                                                                      ---------       ---------
         Total real estate inventories                                  191,755         159,180
                                                                      ---------       ---------
Prepaid expenses and other                                                6,694           3,891
Deferred income taxes                                                     2,048           1,904
Property and equipment, at cost                                          10,353           9,055
     Less accumulated depreciation                                       (4,362)         (3,589)
                                                                      ---------       ---------
         Net property and equipment                                       5,991           5,466
                                                                      ---------       ---------
              Total assets                                            $ 207,787       $ 174,059
                                                                      =========       =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                               $   7,566       $   5,273
Deposits on homes under contract                                          2,311           1,634
Accrued liabilities                                                      16,262          11,364
Note payable, banks                                                     113,668          92,308
Term debt                                                                 3,205           4,750
                                                                      ---------       ---------
         Total liabilities                                              143,012         115,329
                                                                      ---------       ---------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000
       shares authorized, 6,417,149 shares issued and
       6,392,149 shares outstanding on September
       30, 2000 and 6,382,480 shares issued and 6,357,480 shares
       outstanding on December 31, 1999                                  31,625          31,388
     Deferred compensation                                                 (425)           (252)
     Retained earnings                                                   33,747          27,766
     Treasury stock                                                        (172)           (172)
                                                                      ---------       ---------
         Total shareholders' equity                                      64,775          58,730
                                                                      ---------       ---------
              Total liabilities and shareholders' equity              $ 207,787       $ 174,059
                                                                      =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)


                                             Three Months Ended                Nine Months Ended
                                                September 30,                   September 30,
                                            2000            1999            2000           1999
                                         ----------      ----------      ----------      ----------
Revenues                                 $   87,547      $   73,067      $  226,257      $  198,636
Cost of real estate sold                     69,575          58,852         180,983         160,970
                                         ----------      ----------      ----------      ----------
Gross profit                                 17,972          14,215          45,274          37,666
Selling, general and administrative           9,917           8,475          28,637          24,707
                                         ----------      ----------      ----------      ----------
     Income from operations                   8,055           5,740          16,637          12,959
Interest expense                              2,620           1,196           6,354           3,948
                                         ----------      ----------      ----------      ----------
     Income before income taxes               5,435           4,544          10,283           9,011

Provision for income taxes                    2,283           1,861           4,302           3,737
                                         ----------      ----------      ----------      ----------
         Net income                      $    3,152      $    2,683      $    5,981      $    5,274
                                         ==========      ==========      ==========      ==========

Earnings per share
         Basic                           $     0.50      $     0.43      $     0.94      $     0.84
                                         ==========      ==========      ==========      ==========
         Diluted                         $     0.48      $     0.42      $     0.92      $     0.81
                                         ==========      ==========      ==========      ==========

Weighted average shares outstanding
         Basic                            6,364,105       6,312,295       6,364,527       6,306,343
                                         ==========      ==========      ==========      ==========
         Diluted                          6,501,552       6,461,902       6,484,667       6,490,320
                                         ==========      ==========      ==========      ==========








The accompanying notes are an integral part of the consolidated financial statements

                              DOMINION HOMES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                              Common Shares         Deferred Compensation
                                           ------------------      -----------------------
                                            Shares     Amount      Liability      Trust        Retained    Treasury
                                                                                  Shares       Earnings      Stock        Total

------------------------------------------ ------------  -----------  ----------   -----------  ----------   --------  -----------
Balance, December 31, 1999                 6,357,480     $31,388      $1,007       $(1,259)     $27,766      $(172)    $58,730

  Net income                                                                                      5,981                  5,981

  Shares awarded and redeemed                 34,669         237        (253)                                              (16)

  Treasury shares:
     Held for deferred compensation                                                    (87)                                (87)

  Deferred compensation                                                  167                                               167
------------------------------------------ ------------- ------------ ----------- ----------- ------------ ----------- -----------
Balance, September 30, 2000                6,392,149     $31,625        $921       $(1,346)     $33,747      $(172)    $64,775
------------------------------------------ ------------- ------------ ----------- ----------- ------------ ----------- -----------










The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       2000          1999
                                                                  -------------------------
 Cash flows from operating activities:
     Net income                                                   $   5,981       $   5,274
      Adjustments to reconcile net income to cash
         used in operating activities:
           Depreciation and amortization                              1,461           1,112
           Disposal of property & equipment                                              (7)
           Issuance of common shares for compensation                    51             428
           Writedown of real estate inventories                         376             256
           Deferred income taxes                                       (144)           (116)
           Changes in assets and liabilities:
                Notes and accounts receivable                          (256)             12
                Real estate inventories                             (32,630)        (29,746)
                Prepaid expenses and other                           (2,818)           (651)
                Accounts payable                                      2,293           1,547
                Deposits on homes under contract                        677            (380)
                Accrued liabilities                                   4,961            (618)
                                                                   --------       ---------
                    Net cash used in operating activities           (20,048)        (22,889)
                                                                   --------       ---------
Cash flows from investing activities:
      Proceeds from sale of property & equipment                         38               8
      Purchase of property & equipment                               (1,537)         (1,013)
                                                                   --------       ---------
                    Net cash used in investing activities            (1,499)         (1,005)
                                                                   --------       ---------
Cash flows from financing activities:
      Proceeds from note payable, banks                             218,700         220,462
      Payments on note payable, banks                              (197,340)       (195,063)
      Prepaid loan fees                                                (369)           (181)
      Payments on term debt                                          (1,572)           (485)
      Payments on capital lease obligations                            (293)           (199)
      Common shares purchased or redeemed                              (154)           (207)
                                                                   --------       ---------
                    Net cash provided by financing activities        18,972          24,327
                                                                   --------       ---------

           Net change in cash and cash equivalents                   (2,575)            433
Cash and cash equivalents, beginning of period                        2,862             261
                                                                   --------       ---------
           Cash and cash equivalents, end of period                $    287       $     694
                                                                   ========       =========
Supplemental disclosures of cash flow information:
      Interest paid (net of amounts capitalized)                   $    756       $   1,067
                                                                   ========       =========
      Income taxes paid                                            $  5,448       $   4,887
                                                                   ========       =========
      Land acquired by purchase contract or seller financing       $    321
                                                                   ========



The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited financial statements for Dominion Homes, Inc. ("the Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1999 balance sheet data was derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the December 31, 1999 audited annual financial statements of the Company contained in its Annual Report and Form 10-K for the fiscal year ended December 31, 1999.
         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


2.   CAPITALIZED INTEREST

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As a lot is transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land. Capitalized interest related to land under development and housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $4.6 million and $3.3 million at September 30, 2000 and September 30, 1999, respectively. The following table summarizes the activity with respect to capitalized interest:

                                               Three Months Ended                        Nine Months Ended
                                                  September 30,                            September 30,
                                              2000              1999                2000                1999
                                          -----------       ------------        -------------      ---------
     Interest incurred                    $2,877,000         $1,686,000            $7,640,000      $   4,852,000
     Interest capitalized                 (1,971,000)        (1,428,000)           (5,156,000)        (3,696,000)
                                          -----------        -----------        --------------     --------------
         Interest expensed directly          906,000            258,000             2,484,000          1,156,000

     Previously capitalized interest
       charged to interest expense         1,714,000            938,000             3,870,000          2,792,000
                                        ------------       ------------          ------------      -------------
         Total interest expense           $2,620,000         $1,196,000            $6,354,000      $   3,948,000
                                          ==========         ==========            ==========      =============

3.   NOTE PAYABLE, BANKS

         The Company increased its Senior Unsecured Revolving Credit Facility (the "Facility") to $150 million from $125 million on May 26, 2000. On that date, the Company also modified other covenants to increase the amount of capital and operating leases allowed under the Facility and to amend the Leverage Ratio to 2.75 to 1.00 from 2.50 to 1.00 for the period from May 1 to August 31 for 2000 and subsequent years. These changes to the Facility reflect the increased level of land and home building inventories the Company is experiencing due to selling more and larger homes and the increased level of building activity experienced by the Company during its peak building months. The original Facility was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1999.

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

         As of September 30, 2000, the Company was in compliance with the Facility covenants and had $17.0 million available under its Facility, after adjusting for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.


  4.  EARNINGS PER SHARE

         A reconciliation of the weighted average shares used in basic and diluted earnings per share is as follows:

                                                          Three Months Ended             Nine Months Ended
                                                              September 30,               September 30,
                                                           2000           1999           2000          1999
                                                       -----------     -----------    ----------    -------
     Weighted average shares outstanding
          during the period                             6,364,105       6,312,295      6,364,527      6,306,343
     Assuming exercise of options                         137,447         149,607        120,140        183,977
                                                       ----------      ----------     ----------    -----------

     Weighted average shares outstanding
         adjusted for common share equivalents         6,501,552        6,461,902     6,484,667       6,490,320
                                                       =========        =========     =========       =========

5.   LEGAL PROCEEDINGS

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


    Net income for the three months ended September 30, 2000 increased
17.5% to $3,152,000,or $.48 per diluted share, from $2,683,000, or $.42 per diluted share, for the same period of the previous year. The increase in net income was largely due to a 19.8% increase in revenues and an increase in gross profit margin to 20.5% from 19.5%. Revenues for third quarter 2000 increased to $87,547,000, based on 482 closings, compared to revenues of $73,067,000, based on 428 closings, for third quarter 1999. The increase in revenues is principally due to the larger number and higher average price of homes closed in third quarter 2000 compared to third quarter 1999. The average price of homes closed during third quarter 2000 increased to $181,432 compared to $170,030 during third quarter 1999.

    Selling, general and administrative expense decreased as a percentage of revenues to 11.3% for the three months ended September 30, 2000 from 11.6% for the same period of the previous year. Interest expense, however, increased to 3.0% of revenues during third quarter 2000 from 1.7% of revenues during third quarter 1999 due to a higher average level of debt outstanding and a higher average rate of interest. The Company incurred higher levels of debt due to increased investment in real estate inventories. Real estate inventories increased due to a larger backlog of more expensive homes under construction and increased investment in land and land development inventories in both Central Ohio and Louisville, Kentucky.

    The Company sold 353 homes, with a sales value of $67,624,000, during the three months ended September 30, 2000 compared to 404 homes, with a sales value of $66,759,000, sold during the same period of the previous year. Home contracts in backlog increased to 887 at September 30, 2000 from 825 at September 30, 1999. The aggregate sales value of the Company's homes in backlog at September 30, 2000 increased to $173,993,000 from $146,638,000 at September 30, 1999. The average sales price of homes in backlog at September 30, 2000 increased to $196,158 from $177,742 at September 30, 1999.

COMPANY OUTLOOK

     The Company continues to expect that 2000 net income will exceed 1999 net income. The Company bases this expectation on the strong financial results experienced through the first nine months of 2000 and the number of homes it expects to close during the fourth quarter of 2000. Although sales have slowed during the second half of 2000, the Company has a larger backlog at September 30, 2000 than at September 30, 1999. However, unless the trend of sales reverses, the Company expects the backlog at year end 2000 to be lower than at year end 1999. Increased operations in Louisville, Kentucky as well as some newly designed home offerings will require additional investment that the Company anticipates funding using internally generated cash and bank lines of credit. This additional investment will likely lead to increased levels of interest expense in 2001.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in this report under the captions "Company Outlook" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, an increase in mortgage interest rates, mortgage commitments that expire prior to homes being delivered, increases in the cost of acquiring and developing land, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting or inspection processes, adverse decisions or change in requirements by environmental agencies, the effect of changing consumer tastes on the market acceptance for the Company's products, factors affecting the mortgage financing business, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit, the outcome of litigation, the impact of changes in government regulation, problems that could arise from continued expansion in the Louisville, Kentucky market and the other risks described in the Company's December 31, 1999 Form 10-K and other Securities and Exchange Commission filings.

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

     The following table sets forth certain data for each of the last eight quarters:

       THREE                                  SALES                           BACKLOG
      MONTHS              REVENUES          CONTRACTS(1)    CLOSINGS       (AT PERIOD END)
       ENDED            (IN THOUSANDS)      (IN UNITS)      (IN UNITS)        (IN UNITS)
=============================================================================================
    Dec. 31, 1998          $74,679             381             467               751
    Mar. 31, 1999          $52,774             453             331               873
    June 30, 1999          $72,795             412             436               849
    Sept. 30, 1999         $73,067             404             428               825
    Dec. 31, 1999          $78,941             411             446               790
    Mar. 31, 2000          $62,218             608             359             1,039
    June 30, 2000          $76,492             420             443             1,016
    Sept. 30, 2000         $87,547             353             482               887

-------------------

(1)      Net of cancellations


     At September 30, 2000, the aggregate sales value of homes in backlog was $174.0 million compared to $146.6 million at September 30, 1999. The average sales value of homes in backlog at September 30, 2000 increased to $196,158 from $177,742 at September 30, 1999. This increase reflects home sale price increases and the sale of larger homes.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                            September 30,
                                                2000               1999                   2000              1999
                                            -----------        -----------            -----------       --------
     Revenues                                   100.0%            100.0%                  100.0%         100.0%
     Cost of real estate sold                   79.5               80.5                    80.0           81.0
                                             ---------         ----------               ---------       ------
         Gross profit                           20.5               19.5                    20.0           19.0
     Selling, general and
       administrative                           11.3               11.6                    12.7           12.5
                                            ----------         ----------               ---------       ------
         Income from operations                  9.2                7.9                     7.3            6.5
     Interest expense                            3.0                1.7                     2.8            2.0
                                            ----------         ----------               ---------       ------
         Income before income taxes              6.2                6.2                     4.5            4.5
     Provision for income taxes                  2.6                2.5                     1.9            1.8
                                            ----------         ----------               ---------       ------
         Net income                              3.6%               3.7%                    2.6%           2.7%
                                            ==========         ==========               =========       =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. Revenues for third quarter 2000 increased to $87.5 million from $73.1 million for third quarter 1999. The Company closed 482 homes during third quarter 2000 compared to 428 homes closed during third quarter 1999. The increase in revenues is attributable to a 12.6% increase in the number of homes closed and a 6.7% increase in the average price of homes closed during third quarter 2000 compared to third quarter 1999. The average price of homes closed during third quarter 2000 increased to $181,432 from $170,030 during third quarter 1999. The increase in the average price of homes closed during third quarter 2000 is principally attributed to selling larger homes, homes with more options and selected price increases. Included in revenues were other revenues, consisting of the sale of land and building supplies to other builders, which were $97,000 for third quarter 2000 compared to $290,000 for third quarter 1999.

     GROSS PROFIT. Gross profit for third quarter 2000 increased to $18.0 million from $14.2 million for third quarter 1999. As a percentage of revenues, the gross profit margin increased to 20.5% for third quarter 2000 from 19.5% for third quarter 1999. The primary reasons for the increase in third quarter 2000 gross profit were the larger number of homes closed, an increase in the average price of homes closed and improved control of financing and direct construction costs compared to the previous year's third quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for third quarter 2000 increased to $9.9 million from $8.5 million for third quarter 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 11.3% for third quarter 2000 from 11.6% for third quarter 1999. The increase in selling, general and administrative expenses is a result of higher sales commissions associated with the sale of more homes and more expensive homes, the cost of opening new sales models, the start up of the Company's mortgage company, the start up of the Company's centralized sales office, "The Home Store" and increased sales and marketing expense in Louisville, Kentucky.

     INTEREST EXPENSE. Interest expense for third quarter 2000 was $2.6 million compared to $1.2 million for third quarter 1999. As a percentage of revenues, interest expense for third quarter 2000 increased to 3.0% from 1.7% for third quarter 1999. Interest expense increased between third quarter 2000 and third quarter 1999 due to higher borrowing levels and a higher average interest rate. The average revolving line of credit borrowings were $115.0 million and $82.2 million for third quarter 2000 and 1999, respectively. The weighted average rate of interest under the Company's revolving line of credit was 9.4% for third quarter 2000 compared to 7.8% for third quarter 1999. The Company capitalized less net interest during third quarter 2000 than third quarter 1999 due principally to closing more homes and an increase in land not eligible for interest capitalization.

     PROVISION FOR INCOME TAXES. Income tax expense for third quarter 2000 was $2.3 million compared to $1.9 million for third quarter 1999. The Company's estimated annual effective tax rate was 42.0% for third quarter 2000 and 41.0% for third quarter 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. Revenues for the nine months ended September 30, 2000 increased to $226.3 million from $198.6 million for the nine months ended September 30, 1999. The number of closings during the first nine months of 2000 increased to 1,284 homes compared to 1,195 homes closed during the same period in 1999. Closings for the nine months ended September 30, 2000 included nineteen model homes, with a sales value of $3.2 million, which the Company sold and leased back for use as sales models. The increase in revenues is attributable to a 7.4% increase in the number of homes closed and a 6.0% increase in the average price of homes closed during the first nine months of 2000 compared to the first nine months of 1999. The average price of homes closed during the first nine months of 2000 increased to $175,862 from $165,840 during the comparable period a year ago. The increase in the average home sales price is primarily attributable to the Company's customers purchasing larger homes, homes with more options and selected price increases. Included in revenues were other revenues, consisting of the sales of land and building supplies to other builders, which were $450,000 for the first nine months of 2000 compared to $460,000 for the first nine months of 1999.

     GROSS PROFIT. Gross profit for the first nine months of 2000 increased to $45.3 million from $37.7 million for the first nine months of 1999. Gross profit as a percentage of revenues increased to 20.0% during the first nine months of 2000 compared to 19.0% during the same period of the previous year. Gross profit improved primarily as a result of closing more homes, closing homes with a higher average sale price and improved control of financing and direct construction costs during the first nine months of 2000 compared to the same period of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first nine months of 2000 increased to $28.6 million from $24.7 million for the first nine months of 1999. As a percentage of revenues, selling, general and administrative expenses for the first nine months of 2000 increased to 12.7% from 12.5% for the first nine months of 1999. The increase in selling, general and administrative expenses is a result of higher sales commissions associated with the sale of more homes, the sale of more expensive homes, the cost of opening new sales models, the start up of the Company's mortgage company, the start up of the Company's centralized sales office, "The Home Store" and increased sales and marketing expense in Louisville, Kentucky.

     INTEREST EXPENSE. Interest expense for the first nine months of 2000 increased to $6.4 million from $3.9 million for the first nine months of 1999. As a percentage of revenues, interest expense for the first nine months of 2000 increased to 2.8% from 2.0% for the first nine months of 1999. Interest expense increased because of higher average borrowings and a higher average rate of interest. The average revolving line of credit borrowings outstanding were $109.1 million and $79.2 million for the first nine months of 2000 and 1999, respectively. The weighted average rate of interest under the Company's revolving line of credit was 9.0% for the first nine months of 2000 compared to 7.9% for the first nine months of 1999. The Company capitalized more net interest in 2000 as a result of having increased land development and home construction inventories during the first nine months of 2000 compared to the first nine months of 1999.

     PROVISION FOR INCOME TAXES. Income tax expense for the first nine months of 2000 increased to $4.3 million from $3.7 million for the first nine months of 1999. The Company's estimated annual effective tax rate was 41.8% for the first nine months of 2000 and 41.5% for the first nine months of 1999.

SOURCES AND USES OF CASH

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999
     Operating activities for the first nine months of 2000 required cash of $20.0 million compared to $22.9 million during the first nine months of 1999. Operating cash was required during the first nine months of both 2000 and 1999 in order to fund real estate inventories, which typically increase during the summer months and decrease later in the year when a larger number of homes are closed. Although the Company closed a record number of homes during the first nine months of 2000, the Company also increased its investment in homes under construction by $19.0 million, land and land development inventories by $12.5 million and lumber and building supplies inventory by $1.1 million. This represented a total investment of $32.6 million in real estate inventories during the first nine months of 2000 compared to $29.7 million invested during the first nine months of 1999. Operating activities provided additional cash during the first nine months of 2000 as net income increased to $6.0 million from $5.3 million during the first nine months of 1999. Net cash used in investing activities during the first nine months of 2000 was $1.5 million compared to $1.0 million during the first nine months of 1999. The Company increased its bank and term debt $19.8 million during the first nine months of 2000 compared to $24.3 million during the first nine months of 1999. The Company increased its bank and term debt principally to fund its increased investment in real estate inventories, which includes homes under construction.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At September 30, 2000, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 8,240 lots, including 790 lots in Louisville, Kentucky. The Company controlled through option agreements an additional 7,964 lots, including 254 lots in Louisville, Kentucky. During third quarter 2000, the Company exercised options to purchase 657 lots, all of which are located in Central Ohio. Option agreements expire at varying dates through 2003. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

      Real estate inventories at September 30, 2000 increased to $191.8 million from $159.2 million at December 31, 1999. The $32.6 million increase in real estate inventories included increases in homes under construction of $19.0 million, land and land development inventories of $12.5 million and lumber and building supply inventories of $1.1 million. The higher level of homes under construction is seasonal in nature and will continue through the peak building months. The growth in homes under construction inventories also reflects the larger number of homes the Company has under construction and the increased costs associated with selling more expensive homes. Land and land development inventories increased as the Company added sales locations in Central Ohio and Louisville, Kentucky and increased its seasonal land development inventories.

      On September 30, 2000, the Company had 128 inventory homes in various stages of construction, which represented an aggregate investment of $9.9 million. On September 30, 1999, the Company had 60 inventory homes in various stages of construction, which represented an aggregate investment of $4.4 million. Inventory homes are not reflected in sales or backlog.

     SELLER-PROVIDED DEBT

     Seller-provided term debt was $1.5 million at September 30, 2000 compared to $4.4 million at September 30, 1999. Seller provided term debt is expected to be repaid prior to June 2002. Interest rates range from 6.5% to 8%.

     LAND PURCHASE COMMITMENTS

     At September 30, 2000, the Company had commitments to purchase 100 residential lots at an aggregate cost of $3.0 million, net of $1,500 in good faith deposits. In addition, at September 30, 2000, the Company had $113.8 million of cancelable obligations to purchase residential lots and unimproved land, in which $6.2 million in good faith deposits had been invested by the Company. The majority of the land subject to cancelable obligations is for post 2000 development activities. The Company expects to fund its capital requirements for land acquisition and development and its obligations under purchase contracts and mortgage notes from internally generated cash and from the borrowing capacity available under its bank credit facility.

     CREDIT FACILITIES

     The company increased its Senior Unsecured Revolving Credit Facility (the "Facility") to $150 million from $125 million on May 26, 2000. The Company also modified other covenants to increase the amount of capital and operating leases allowed under the Facility and to amend the Leverage Ratio to 2.75 to 1.00 from
2.50 to 1.00 for the period from May 1 to August 31 for 2000 and subsequent years. These changes to the Facility reflect the increased level of land and home building inventories the Company is experiencing due to selling more and larger homes and the increased level of building activity experienced by the Company during its peak building months. The original Facility was executed on May 29, 1998 and is described in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1999.

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

     As of September 30, 2000, the Company was in compliance with Facility covenants and had $17.0 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

INFLATION AND OTHER COST INCREASES

        The Company is not always able to reflect all of its cost increases in the prices of its homes because competitive pressures and other factors require it in many cases to maintain or discount those prices. While the Company attempts to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, unanticipated additional costs may be incurred which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage
commitment to   expire and can require the Company, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, additional costs may be incurred to obtain subcontractors when certain trades are not readily available. These additional costs can result in lower gross profits.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133, which modifies certain provisions and definitions in accounting principles used in accounting for derivative instruments and hedging activities. The Company is in the process of evaluating the effect of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and has not yet determined the impact of this pronouncement, as amended by SFAS No. 138.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has entered into three interest rate swap contracts with notional amounts of $10,000,000 each, maturing on October 16, 2000, January 14, 2001 and May 6, 2003. These interest rate swap contracts, reflected in aggregate in the table below, commenced on October 16, 1997, January 14, 1998 and May 6, 1998, respectively, and fix the variable interest rate on $30.0 million of borrowings under the Facility at 6.125%, 5.475% and 5.960%, respectively. The Company entered into interest rate swap contracts to achieve an appropriate level of variable and fixed-rate debt as approved by senior management. Interest rate swap contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. The expectation is that the resulting cost of funds is lower than that available under the variable-rate borrowings. Under interest rate swap contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt, after the effect of interest rate swap contracts have been considered, is maintained at approximately 26% of total borrowings under the Facility. The Company does not enter into derivative financial instrument transactions for speculative purposes.

     The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at September 30, 2000, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin ranging from 1.75% to 2.50%. All dollar amounts are reflected in U.S. Dollars (thousands).

                                                                                     TOTAL               FAIR VALUE
                                                                                 SEPTEMBER 30,          SEPTEMBER, 30
                                                                                ---------------     --------------------
                                  2000       2001       2002        2003        2000       1999        2000       1999
                                  ----       ----       ----        ----        ----       ----        ----       ----
Liabilities
-----------
   Variable rate                                                 $113,668    $113,668    $85,814    $113,668    $85,814
   Average interest rate                                            8.811%      8.811%     8.811%

Interest-Rate Derivatives
-------------------------
   Notional amount              $30,000    $20,000    $10,000    $ 10,000    $ 30,000    $30,000        $258        $99
   Average pay rate               5.853%     5.718%     5.960%      5.960%      5.873%     5.869%
   Average receive rate           8.811%     8.811%     8.811%      8.811%      8.811%     8.811%

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


                                         DOMINION HOMES, INC.
                                         (Registrant)



Date:    November 13, 2000               By:    /s/Douglas G. Borror
                                                ------------------------------
                                                Douglas G. Borror
                                                Duly Authorized Officer




Date:    November 13, 2000               By:    /s/Jon M. Donnell
                                                ------------------------------
                                                Jon M. Donnell
                                                Duly Authorized Officer



Date:    November 13, 2000               By:    /s/Peter J. O'Hanlon
                                                ------------------------------
                                                Peter J. O'Hanlon
                                                Principal Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.         Description                                                          Location
-----------         -----------                                                          --------
2.1                 Corporate Exchange and Subscription Agreement, dated January 20,     Incorporated by reference to
                    1994, between Borror Corporation and Borror Realty Company           Exhibit 2.1 to the Company's
                                                                                         Registration Statement on Form S-1
                                                                                         (File No. 33-74298) as filed with the
                                                                                         Securities and Exchange Commission
                                                                                         on January 21, 1994 and as amended
                                                                                         on March 2, 1994 (The "Form S-1").
2.2                 Form of First Amendment to Corporate Exchange and Subscription       Incorporated by reference to
                    Agreement                                                            Exhibit 2.2 to Form S-1.
3.1                 Amended and Restated Articles of Incorporation of Dominion Homes,    Incorporated by reference to
                    Inc., as amended May 7, 1997                                         Exhibit 4(a)(3) to the Company's
                                                                                         Registration Statement on Form S-8
                                                                                         (File No. 333-26817) filed with the
                                                                                         Securities and Exchange Commission on
                                                                                         May 9, 1997.
3.2                 Amended and Restated Code of Regulations of Dominion Homes, Inc.     Incorporated by reference to Exhibit
                                                                                         3.2 to the Company's June 30, 2000
                                                                                         Form 10-Q (File No. 0-23270).
4.                  Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to Exhibit 4
                                                                                         to the Company's March 31, 1997 Form
                                                                                         10-Q (File No. 0-23270).
27.                 Financial Data Schedule                                              Filed herewith.