Form 10-K
period 2000-12-31
DOMINION HOMES INC
filed 2001-03-20
CIK 917857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
     ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2000
                                       or

     (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____________ to _____________

                         Commission File Number: 0-23270

                              DOMINION HOMES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                               31-1393233
            ----------------------                    --------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

      5501 Frantz Road, Dublin, Ohio                               43017
    --------------------------------                           ---------
 (Address of principal executive offices)                       (Zip Code)

         Registrant's telephone number, including area code:614-761-6000

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Shares with no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based upon the closing sale price reported on the NASDAQ National Market on March 15, 2001, the aggregate market value of the Common Shares of the Registrant held by non-affiliates (assuming, for this purpose, that all executive officers and directors are affiliates) on that date was $14,696,390.

As of March 15, 2001 there were 6,383,877 Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001 (in pertinent part, as
                  indicated)............................................Part III

                                     PART I

ITEM 1    BUSINESS

BACKGROUND

         Dominion Homes, Inc. ("the Company") was incorporated in Ohio in October 1993 in anticipation of its initial public offering. Prior to consummation of the Company's initial public offering in March 1994, the Company was operated as part of the homebuilding and related divisions (the "Homebuilding Divisions") of BRC Properties Inc. ("BRC") (formerly known as Borror Realty Company), an Ohio corporation incorporated in 1946. BRC started building homes in 1976 under the direction of Donald A. Borror, the Company's current Chairman Emeritus of the Board. In connection with the Company's initial public offering, the Company acquired from BRC substantially all of the operating assets of the Homebuilding Divisions. At March 15, 2001, BRC owned 4,186,500 Common Shares of the Company, representing 65.6% of the issued and outstanding Common Shares.

         The principal corporate offices of the Company are located at 5501 Frantz Road, Dublin, Ohio and its telephone number is (614) 761-6000.

         The Annual Report on Form 10-K has been prepared to serve as the Company's Annual Report to Shareholders required by Rule 14a-3(b) of the regulations promulgated by the Securities Exchange Commission pursuant to the Securities Exchange Act of 1934.

MARKET OVERVIEW

         The Company conducts its homebuilding operations in two markets, Central Ohio and Louisville, Kentucky. The Company is one of the largest homebuilders in Central Ohio and had a 23.5% share of the Central Ohio market in 2000. The percentage of market share was determined by an independent survey and based upon the number of homes closed in Central Ohio during 2000. Columbus, the capital of Ohio, has been a stable market, with diverse economic and employment bases. Columbus is the home of The Ohio State University. In addition, a number of notable organizations have their headquarters in Central Ohio, including Honda of America Manufacturing, Inc., The Limited, Inc., Nationwide Insurance Company, Wendy's International, Inc., Huntington Bancshares Incorporated, Battelle Memorial Institute, Worthington Industries, Inc., The Scotts Company and Cardinal Health, Inc. Columbus is the county seat of Franklin County and the largest city in Ohio. The Company builds homes in all of the counties in the Columbus Metropolitan Statistical Area (the "CMSA") which includes Franklin, Pickaway, Madison, Fairfield, Delaware and Licking Counties (the "CMSA Counties"), and also in Union County. References herein to Central Ohio means the CMSA Counties and Union County.

         During third quarter 1998, the Company entered the Louisville, Kentucky market. This resulted from extensive research by the Company of potential markets for expansion beyond Central Ohio. The Company chose Louisville because of its proximity to Central Ohio, its lack of builders with dominant market share and the ability of the Company to provide product offerings similar to its Central Ohio homes. The Company also considered Louisville's strong economy, available land supply and subcontractor base. Louisville is the home of The University of Louisville and headquarters for major corporations such as Humana Corporation and Tricon International. United Parcel Service also has a major distribution center in Louisville. The Louisville Metropolitan Statistical Area (the "LMSA") is comprised of Jefferson, Oldham, Bullitt and Shelby Counties in Kentucky and Harrison, Floyd and Clark Counties in Southern Indiana. The Company owns and operates its homebuilding operations in Louisville through its wholly-owned subsidiary, Dominion Homes of Kentucky, Ltd., an Ohio limited liability partnership.

PRODUCTS

         The Company offers four distinct series of single-family homes that are differentiated by size, price, standard features and available options. This product diversity allows the Company to target specific market segments and appeal to a wide range of homebuyers. The Company's products range from starter homes to executive homes with prices from under $100,000 to more than $300,000. Homes offered in the Independence series range in size from 1,000 to 1,400 square feet, at prices from under $100,000 to $120,000 and are targeted at entry level homebuyers. Century Series homes range in size from 1,100 to 1,500 square feet, at prices from $130,000 to $160,000, and are targeted at a slightly higher entry level home buyer. Homes offered in the Celebrity Series range in size from 1,500 to 2,000 square feet, at prices from $150,000 to $200,000, and are targeted to appeal to both entry level and move-up homebuyers. Homes offered in the Tradition Series generally range in size from 2,000 to 3,000 square feet, at prices from $200,000 to more than $300,000, and are targeted to appeal primarily to existing homeowners who desire to move up to larger homes with more amenities.

         The Company is a "full option" homebuilder. Each of the Company's homes has a standard design and basic features. After the purchaser has chosen a home from over 45 standard floor plans and elevations, the purchaser can "individualize" the home, at additional cost, through the selection of structural, exterior and interior options. Structural options include two-foot sidewall extensions, side-load garages and master bathrooms. Exterior/interior options include brick or stone facades, fireplaces, and upgrades on bathroom and kitchen fixtures, cabinets, tiles and floorings. The Company's homes feature nationally recognized and industry leading brand names, including Trane(R) natural gas furnaces, Andersen(R) wood windows, Armstrong(R) flooring, General Electric(R) appliances, Wilsonart(R) decorative laminate, Aristokraft(R) cabinets and the Kohler(R) family of bathroom and kitchen fixtures.

MARKETING AND SALES

         The Company markets all of its homes under the "Dominion Homes(R)" tradename. The Company has an extensive targeted marketing program that includes advertising by radio, television, newspapers, magazines, direct mail and billboards. The Company's advertising typically emphasizes the quality of its homes, the location of its communities, the brand name components used in its homes and the wide variety of its home styles and options. The Company believes these factors differentiate its products and reinforce its "Dominion Homes - The Best of Everything(R)" brand awareness program. At the end of 2000, according to a third party survey, the Dominion Homes(R) name was recognized by 90% of the Central Ohio respondents.

         The Company markets a "Helping Hand Program" to purchasers of its Century and Celebrity Series homes. The Helping Hand Program is a work equity program approved by the U.S. Department of Housing and Urban Development ("HUD") which permits home buyers to reduce their down payments by performing some minor construction tasks themselves. Through training conducted by the Company's personnel and a detailed video, participating homebuyers receive step-by-step guidance on completing these tasks. The Company aggressively markets this program because it enables the Company to sell homes to entry level home buyers who otherwise would not have the down payment necessary to qualify for mortgage financing. This program also allows homebuyers to purchase homes with more desirable features and amenities than they would otherwise qualify to purchase. In 2000, 44.6% of the purchasers of the Company's homes participated in the Helping Hand Program.

         The Company also markets another program to purchasers of its Independence, Century and Celebrity Series homes known as the "Nehemiah Program." This program is also approved by HUD and allows homebuyers to receive gift funds from Nehemiah Homeownership 2000, Inc. to be used as their down payment. The Company is obligated to make a contribution to Nehemiah Homeownership 2000, Inc. in an amount similar to the amount of the gift funds.

         The Company conducts its home sales from over 45 furnished model home sales offices in Central Ohio and Louisville, Kentucky. In addition, the Company operates a retail sales office in Central Ohio to focus on participation sales with local realtors. Sales representatives are employees of the Company and are trained to fully explain the features and benefits of the Company's homes, to determine which home best suits the customer's needs, to explain available mortgage financing opportunities and to explain the construction process. The Company devotes significant attention to the continued training of sales representatives to assure high levels of professionalism and product knowledge. The Company believes that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables the Company to communicate a consistent message to its customers. Sales representatives are compensated on a commission and bonus basis. At December 31, 2000, the Company employed 44 sales representatives in Central Ohio and 3 in Louisville, Kentucky.

         The Company welcomes independent real estate broker participation because it believes that such participation introduces the Company to customers who might not otherwise consider purchasing a home from the Company. In order to facilitate real estate broker participation, the Company has a sales office designed to meet the needs of the Central, Ohio realtor community. In 2000, the Company paid sales commissions of $4.8 million to independent brokers on 806 homes that had an aggregate sales price of $148.5 million.

         The Company uses promotional and sales incentives, such as discounts on the purchase price of its homes or options, to market its products. Generally, it is the Company's intention to use this practice on a selective or seasonal basis to target slow sales areas and manage production capacity. The Company also offers a discount to customers who previously purchased a Dominion Home, to employees of companies with which it does business and to its own employees.

         Sales of the Company's homes are made pursuant to standard sales contracts. These contracts generally require the purchaser to make a $500 deposit when the contract is executed and to pay the balance of the cash down payment at the start of construction. The Company also has a "zero down payment" program whereby the customer makes a $250 deposit, when the contract is executed, and a second $250 deposit when the customer's loan is approved. Under the "zero down payment" program, there is no further down payment required.

         The Company generally does not commence construction of a home until it obtains a sales contract and notice from the customer's lender that mortgage financing has been approved. However, the Company routinely commences construction of a home with a sales contract that is contingent upon the customer selling an existing home. Some customers fail to complete their contracts, which results in partially constructed homes that are no longer under contract. In addition, the Company selectively starts construction of a limited number of homes without a contract to create an inventory in anticipation of seasonal demand and to attract customers, such as corporate transferees, who need homes within 60 to 90 days. At December 31, 2000, the Company had 132 inventory homes in various stages of construction. The Company also starts foundations of homes on a strategic and selective basis in order to minimize the effects of weather on the building process. These foundations are not included in the number of inventory homes reported by the Company.

DESIGN AND CONSTRUCTION

         The Company employs a full-service architectural department which controls the design of its homes. Each home design is value-engineered for greater efficiency in the building process and lower cost to the purchaser. For example, where possible, back-to-back bathrooms are designed to avoid the need for multiple drains and room sizes are designed to correspond to standard carpet widths to avoid the expense and waste involved in cutting carpet. On an ongoing basis, the design team utilizes the Company's knowledge of its markets and feedback gained from its customers to create new designs and modify existing designs to keep pace with changing consumer preferences.

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

         The use of subcontractors enables the Company to minimize its investment in employees, equipment and building supply inventory. This practice also increases the Company's flexibility in responding to changes in the demand for housing. The Company has longstanding business relationships with many of its subcontractors. These relationships, combined with the Company's building volume, year round retention of subcontractors and efficient design have enabled the Company to negotiate favorable agreements with its subcontractors.

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

         The Company has integrated various information and administrative systems to support its construction operations. This management information system allows the Company to control construction costs by making available the information necessary to monitor subcontractor performance and expenditures on each home. Subcontracted work is authorized by work orders, the cost of deviations from the work order must be approved for payment by the Company's construction superintendents and significant cost variances are investigated. The management information system also integrates the Company's sales reporting, contract management and material distribution systems into the construction process.

DECORATING CENTER

         The Company offers its customers full-service advice and a wide variety of selections in its decorating centers in Central Ohio and Louisville, Kentucky. The Central Ohio decorating center features full-sized samples, vignettes, and computer-aided graphics that depict the exterior of the customer's home. These features allow the customer to visualize color combinations and options, feel the textures and picture how the selections work together. The Louisville, Kentucky decorating center, while smaller in scope, offers many of the same features as the Central Ohio decorating center. Decorating consultants are available to assist customers in making selections from among hundreds of options on display at the decorating center, from bathroom fixtures to outdoor siding. Management believes that the decorating center reduces customer anxiety in the decorating and selection process and significantly contributes to customer satisfaction.

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

         The Company's "Gold Medal" quality assurance program is designed to provide the customer with peace of mind. Under this program, each home is subject to eight separate inspections by the Company's construction personnel. Also, members of the Company's senior management inspect randomly selected homes on a monthly basis. Because of the Company's attention to quality and its commitment to "doing it right the first time," the Company offers a comprehensive warranty program that features a two-year warranty covering all mechanical elements (including heating, plumbing and electrical systems), roof, windows and doors, as well as a thirty-year warranty covering all major structural components. The structural warranty on each home is automatically transferable to subsequent owners of the home. The Company also passes along to its customers all warranties provided by manufacturers and suppliers.

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

         Although the Company purchases land and engages in land development activities primarily for the purpose of maintaining an adequate supply of lots on which to build, the Company also sells unimproved land and finished lots to developers and other homebuilders. Revenues from the sale of unimproved land and developed lots were $192,000 in 2000.

         Prior to its acquisition of unimproved land, the Company ensures that any necessary zoning, environmental or other governmental approvals required to develop the land into residential lots have been obtained and that the land is served by utilities. The Company's engineering and design professionals then plan and engineer the land and construct the streets, sewers, water and drainage facilities and other improvements to meet the Company's specifications. In developing land, the Company is required by some municipalities and other governmental authorities to provide letters of credit or performance bonds to secure performance of the Company's obligations to install sewers, streets and other improvements. At December 31, 2000, the Company had an aggregate of $20.9 million of letters of credit and performance bonds outstanding for these purposes. The Company does not believe that any of the outstanding letters of credit or performance bonds are likely to be drawn upon.

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

         The Company occasionally enters into joint venture agreements with other homebuilders to own and develop communities. The primary reason for these joint venture agreements is to limit the Company's exposure to owning large amounts of land in a single community and to limit the risks associated with longer holding periods for these larger communities.

         Land inventory owned by the Company includes land titled in the Company's name. Land inventory controlled by the Company represents land which the Company is committed to purchase or has the right to acquire under contingent purchase contracts and option contracts.

         The following table sets forth the Company's land inventory as of December 31, 2000:


                                       Finished         Lots Under       Unimproved Land          Total
Land Inventory                           Lots          Development       Estimated Lots      Estimated Lots
----------------------------------- ---------------- ----------------- -------------------- ------------------
Owned by the Company:
    Central Ohio                              1,072               638                5,452              7,162
    Louisville, Kentucky                        151               121                  286                558
Controlled by the Company:
    Central Ohio                                  -                 -                7,084              7,084
    Louisville, Kentucky                          -                 -                  534                534
                                    ---------------- ----------------- -------------------- ------------------
                                              1,223               759               13,356             15,338
                                    ================ ================= ==================== ==================

CUSTOMER FINANCING

         Virtually all of the Company's customers use long-term fixed mortgages to finance their home purchases. To accommodate its customers' needs for mortgage financing, the Company organized Dominion Homes Financial Service, Ltd. ("DHFS") on November 16, 1999. DHFS primary mortgage services are loan application processing and placement of mortgages through an agent for a number of mortgage banking institutions. Because DHFS merely places mortgage financing and does not, itself, provide such financing, it does not bear the interest rate and market risks associated with the securitization of mortgage loans. DHFS began operating in second quarter 2000 and by year-end provided most of the mortgage financing for Dominion Homes' customers. DHFS offers its customers a number of attractive loan options that include interest rate buy downs and payment of the customer's loan origination fees, rate commitment fees, discount points and some closing fees. Prior to operating DHFS the Company did not offer customers home financing but instead referred its customers to independent mortgage brokers that offer qualified customers a variety of financing options, including both government insured and conventional financing programs.

         The Company will build a home under Federal Housing Administration ("FHA") or Department of Veteran Affairs ("VA") guidelines to allow the customer to finance the purchase through a FHA or VA mortgage program. In comparison to conventional financing, government insured financing generally allows customers to purchase homes with a higher percentage of their incomes directed toward housing expenses and with lower down payments (as little as no money down when used in conjunction with the Company's Helping Hand or Nehemiah Programs). FHA and VA rules are also generally more liberal with respect to the amount of points and closing costs that the seller may pay. During 2000, 61.8% of the Company's closings involved government insured financing. At December 31, 2000, the FHA financing limit was $191,425 in the CMSA Counties, $132,000 in Union County and $180,405 in the LMSA Counties.

TITLE INSURANCE AGENCY

         Alliance Title Agency ("Alliance"), which is 49.9% owned by the Company, provides title insurance for most of the Company's home sales in Central Ohio. The Company believes that it has improved service to its customers and enhanced its administrative processes through the operations of Alliance.

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

         The principal raw materials used in the homebuilding industry, lumber, drywall, brick, concrete, and plumbing and electrical supplies, generally are available from a variety of sources, but are subject to periodic price fluctuations. In particular, lumber has occasionally been subject to limited availability and significant price increases. Future price increases in these items could have a material adverse effect on the Company's profitability because the Company may not be able to pass price increases in raw materials or labor on to its customers.

COMPETITION

         The homebuilding industry in the Central Ohio and Louisville, Kentucky markets is highly competitive. The Company competes with national, regional and local homebuilders, some of which have greater financial, marketing, sales and other resources than the Company. The Company competes with other homebuilders and the resale market for the sale of homes on the basis of such factors as location, price, design and the Company's reputation for quality and service. The Company also competes with other homebuilders for materials and skilled labor and with other homebuilders and land developers for financing and desirable unimproved land. The Company believes its primary competitive strengths are: (i) knowledge, financial strength and dominant size in the Central Ohio market and its financial strength in the Louisville, Kentucky market, which have allowed it to capitalize on opportunities for advantageous land acquisition in desirable locations; (ii) ability to design and offer communities and homes that home buyers find appealing; (iii) reputation for quality and service and (iv) a vertically integrated company that includes a lumber and other building materials distribution center, a land development division, a mortgage services company and a title insurance agency.

REGULATION

         The Company is subject to environmental, wetlands, zoning, land use, sales, building design, construction, health and safety and other regulations by various federal, state and local authorities. The Company must obtain licenses, permits and approvals from various governmental authorities to conduct its business, the granting of which are beyond the Company's control. The Company is subject to local regulations which impose zoning and density requirements in order to limit the areas for residential development and the number of houses within particular areas.

         The Company could be subject to periodic delays or precluded entirely from developing land due to building moratoriums. Generally, such moratoriums relate to insufficient water or sewage facilities within specific areas or subdivisions. To date, moratoriums have not had a material adverse effect on the Company's business.

         The Company often obtains options to purchase unimproved land but does not purchase such land until it is assured that the land will be serviced by utilities, has acceptable zoning in place, and has satisfactory results from soil and wetland studies. Although these issues have not materially affected the Company in the past, they are becoming more significant obstacles to the development of land by the Company and the homebuilding industry in general. Obtaining acceptable zoning and overcoming objections of neighborhood groups and citizen activists is becoming more difficult, time consuming and expensive. There can be no assurance that these issues will not adversely affect the Company in the future. There can also be no assurance that the Company will not be required to incur material liabilities relating to the removal of hazardous waste or other environmental matters.

SERVICE MARKS

         The Company uses, owns and has obtained federal registration for the service marks Dominion Homes(R) and The Best of Everything(R). The Company uses the service marks The Dominion Home Store and Dominion Homes Financial Services, and its application for federal registration of these service marks is pending.

EMPLOYEES

         On December 31, 2000, the Company employed 428 individuals (including 9 part-time employees) in Central Ohio and 24 individuals (including 3 part-time employees) in Louisville, Kentucky. In Central Ohio, the Company employed 166 individuals in construction, 91 in sales and marketing, 70 in the lumber and building materials distribution center, 12 in land development and 89 in management, professional services, administrative or clerical positions. In Louisville, the Company employed 10 individuals in construction, 8 in sales, 1 in land development and 5 in management, administrative and clerical positions. The Company's employees are not represented by labor unions or covered by collective bargaining agreements. The Company believes its relationships with its employees and subcontractors are generally good.

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

         The Company leases 11,200 square feet in a Central Ohio shopping center from BRC. The Company uses the space for a decorating center, centralized sales office, mortgage services company and construction conference center. The leases have been approved by the Company's Affiliated Transaction Review Committee.

         In addition, the Company leases from unaffiliated parties approximately 2,400 square feet of office space in Louisville, Kentucky and 2,400 square feet of office-warehouse space in Central Ohio.

         The Company has entered into a program with an unaffiliated party to sell and lease back many of its model homes. The Company had 33 model homes in Central Ohio and Louisville, Kentucky under lease with this program at December 31, 2000. These leases have one-year terms and then become month-to-month leases, at the option of the Company.

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

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS

         The Company's Common Shares are traded on the NASDAQ National Market under the symbol "DHOM." The following table sets forth for the periods indicated the high and low sales prices for the Common Shares, as reported by the NASDAQ National Market.


                                                                        Sales Prices
CALENDAR YEAR ENDING DECEMBER 31, 2001                              HIGH            LOW
                                                                -------------- --------------
First Quarter (Through March 15, 2001).............               $ 10.50         $ 7.50

CALENDAR YEAR ENDING DECEMBER 31, 2000                              HIGH            LOW
                                                                -------------- --------------

First Quarter......................................               $  6.56         $ 5.31
Second Quarter.....................................               $  6.63         $ 5.31
Third Quarter......................................               $  8.50         $ 5.34
Fourth Quarter.....................................               $  9.56         $ 6.75


CALENDAR YEAR ENDING DECEMBER 31, 1999                              HIGH            LOW
                                                               -------------- --------------

First Quarter......................................               $ 11.13         $ 7.25
Second Quarter.....................................               $  8.75         $ 5.25
Third Quarter......................................               $  7.75         $ 5.25
Fourth Quarter.....................................               $  6.94         $ 5.50


         On March 15, 2001, the last sale price of the Common Shares, as reported by the NASDAQ National Market, was $8.47 per share, and there were approximately 197 holders of record of the Common Shares.

         The Company has not paid any dividends in the past and does not anticipate that it will pay any dividends in the near term. The provisions of the Company's bank credit facilities limit the amount of dividends that the Company may pay during any calendar year to 25% of the Company's net income after taxes for such year.

ITEM 6     SELECTED FINANCIAL DATA
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)


         The following table summarizes certain selected financial and operating data of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere herein.


SELECTED FINANCIAL DATA                      2000           1999          1998           1997           1996
-----------------------                      ----           ----          ----           ----           ----

Revenues                                     $326,415       $277,577       $264,937      $207,926       $175,579
Gross profit                                   65,334         53,103         49,830        42,244         32,579
Income from operations                         24,526         19,502         21,110        18,919         12,756
Income before income taxes                     15,401         13,478         16,553        13,274          6,411
Provision for income taxes                      6,342          5,460          6,942         5,569          2,374
Net income                                      9,059          8,018          9,611         7,705          4,037
Basic earnings per share                         1.42           1.27           1.53          1.23           0.65
Diluted earnings per share                       1.39           1.23           1.46          1.20           0.64
Total assets at year end                      201,193        174,059        136,356       117,795        103,826
Long term obligations at year-end             108,804         97,058         64,876        57,763         54,563

OPERATING DATA                               2000           1999          1998           1997           1996
--------------                               ----           ----          ----           ----           ----

Homes:
    Sales contracts (1)                         1,785          1,680          1,783         1,402          1,308
    Closings                                    1,798          1,641          1,735         1,387          1,188
    Backlog at year-end                           777            790            751           703            688
Aggregate sales value of homes in
    backlog at year-end                      $153,921       $140,220       $129,241      $106,686       $101,202

-----------------------
(1)      Net of cancellations.

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         For the year 2000 the Company experienced record sales in both the number of homes sold and sales value as well as record closings in both the number of homes closed and revenues. Home closings in 2000 generated the largest gross profit in the Company's history. However, the increase in gross profit was somewhat offset by higher selling, general and administrative expenses and higher interest expenses. Net income for 2000 increased 13% over 1999 to $9.1 million from $8.0 million. The Company sold 1,785 homes during 2000 with a sales value of $331.8 million compared to 1,680 homes sold during 1999 with a sales value of $283.4 million, a 17% increase in sales value. The Company closed 1,798 homes during 2000 that generated $326.4 million in revenues compared to 1,641 homes closed during 1999 that generated $277.6 million in revenues. Revenues increased because the average sales price of homes delivered in 2000 increased to $180,800 from $168,800 in 1999, an increase of $12,000, or 7.1%, per home, and because of the larger number of homes closed during 2000 than 1999. The Company had 777 sales contracts in backlog at December 31, 2000, with a record sales value of $153.9 million, compared to 790 homes, with a sales value of $140.2 million, at December 31, 1999. Selling, general and administrative expenses increased $7.2 million during 2000, principally due to additional selling expenses associated with the larger sales volume, increased investment in the Louisville, Kentucky homebuilding market and the start-up of the Company's mortgage services company. As a percentage of revenues, selling, general and administrative expense for 2000 increased to 12.5% from 12.2% for 1999. Interest expense for 2000 increased $3.1 million due to higher borrowings and the higher interest rates that the Company experienced during 2000. The Company incurred higher borrowings during 2000 principally due to the more expensive homes under construction and increased investment in real estate inventories during 2000. As a percentage of revenues, interest expense for 2000 increased to 2.8% from 2.1% for 1999.

         The Company has over 40 sales communities in Central Ohio and 5 in Louisville, Kentucky. During 2000 the Company added to its inventory of land, ensuring a continued supply of desirable lots despite increasing regulatory and community pressures to limit lot availability. At December 31, 2000 the Company owned or controlled land that could be developed into over 14,000 lots in Central Ohio and 1,000 lots in Louisville, Kentucky.

         On November 16, 1999, the Company formed DHFS to provide mortgage services to the Company's customers, to better manage the home buying experience and to better control the costs of providing financing. DHFS is a wholly owned subsidiary of the Company that began operating in second quarter 2000. By the end of 2000 DHFS originated most of the mortgage financing for its customers.

COMPANY OUTLOOK

         The year 2001 is a year of uncertainty for the Company. On the one hand, the Company believes it is well positioned in the homebuilding market for 2001 because of its backlog of sales contracts, the variety of its home products and its inventory of new home sites. During 2001 the Company expects to solidify its position as one of the leading homebuilders in Louisville, Kentucky and to take advantage of its mortgage services company's first full year of operations. On the other hand, a slowing economy and eroding consumer confidence in the economy pose risks that homebuilding activity could slow and revenues and gross profit margins could be adversely affected.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

         The statements contained in this report under the captions "Company Outlook" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, increases in mortgage interest rates, changes in mortgage finance programs, increases in the cost of acquiring and developing land, mortgage service commitments that expire prior to homes being delivered, entry into the mortgage services business, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting, subdivision platting or inspection processes, the effect of changing consumer tastes on the market acceptance for the Company's homes, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor, utility infrastructure, financing, the continued availability of credit, the commencement or outcome of litigation, the impact of changes in government regulation, problems that could arise from further expansion into the Louisville, Kentucky market and other risks described in the Company's Securities and Exchange Commission filings.

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

         The following table sets forth certain data for each of the last eight quarters:


                                                                Sales                                   Backlog
                Three                   Revenues              Contracts           Closings          (at period end)
            Months Ended             (in thousands)         (in units)(1)        (in units)           (in units)
            ------------             --------------         -------------        ----------           ----------

         Mar. 31, 1999                 $ 52,774                   453                331                  873
         June 30, 1999                 $ 72,795                   412                436                  849
         Sept. 30, 1999                $ 73,067                   404                428                  825
         Dec. 31, 1999                 $ 78,941                   411                446                  790
         Mar. 31, 2000                 $ 62,218                   608                359                1,039
         June 30, 2000                 $ 76,492                   420                443                1,016
         Sept. 30, 2000                $ 87,547                   353                482                  887
         Dec. 31, 2000                 $100,158                   404                514                  777

---------------------
(1)      Net of cancellations.

            At December 31, 2000 the aggregate sales value of homes in backlog was $153.9 million compared to $140.2 million at December 31, 1999. The average sales value of homes in backlog at December 31, 2000 increased to $198,096 from $177,500 at December 31, 1999.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Statements of Operations contained in the Financial Statements expressed as percentages of total revenues, as well as certain operating data:


                                                              Year Ended December 31,
                                                      2000             1999             1998
                                                      ----             ----             ----
Revenues                                                  100.0 %          100.0 %          100.0 %
Cost of real estate sold                                   80.0             80.8             81.2
                                                  --------------   --------------   --------------
    Gross profit                                           20.0             19.2             18.8
Selling, general and administrative                        12.5             12.2             10.9
                                                  --------------   --------------   --------------
    Income from operations                                  7.5              7.0              7.9
Interest expense                                            2.8              2.1              1.7
                                                  --------------   --------------   --------------
    Income before income taxes                              4.7              4.9              6.2
Provision for income taxes                                  1.9              2.0              2.6
                                                  --------------   --------------   --------------
    Net income                                              2.8 %            2.9 %            3.6 %
                                                  ==============   ==============   ==============

Homes:
    Sales contracts                                       1,785            1,680            1,402
    Closings                                              1,798            1,641            1,387
    Backlog at year end                                     777              790              703
Average sales price of homes closed
    during the year (in thousands)                    $     181         $    169         $    148
Average sales value of homes in backlog
    at year end (in thousands)                        $     198         $    177         $    152
Aggregate sales value of homes in
    backlog at year end (in thousands)                $ 153,921         $140,220         $106,686


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

         Homes included in "sales contracts" in the foregoing table are net of cancellations. Most cancellations occur because customers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process. The cancellation rates for homes in backlog as of December 31, 1999, 1998 and 1997 were 11.6%, 10.4%, and 14.5%, respectively.

         2000 COMPARED TO 1999

         REVENUES. Revenues for 2000 increased to $326.4 million from the delivery of 1,798 homes compared to 1999 revenues of $277.6 million from the delivery of 1,641 homes. Revenues for 2000 increased $48.8 million, or 17.6%, due to closing 157 more homes at a higher average price of delivered home. Included in the 1,798 homes delivered in 2000 were 28 homes, with a sales value of $4.8 million, that were sold and leased back by the Company for use as model homes and sales offices. The Company did not sell and lease back any model homes during 1999. The average price of homes delivered in 2000 increased to $180,800 from $168,800 in 1999, an increase of $12,000, or 7%, per home. The higher average price of delivered homes in 2000 was the result of the Company emphasizing the sale of larger homes and homes with more options, combined with increased FHA mortgage limits. The increased FHA mortgage limits allowed homebuyers to qualify for larger mortgages while minimizing their required down payment. Included in revenues are other revenue, consisting of revenues from the Company's mortgage company and the sale of land and building supplies to other builders. These other revenues amounted to $1,421,000 during 2000 compared to $607,000 during 1999.

         GROSS PROFIT. Gross profit for 2000 increased to $65.3 million from $53.1 million in 1999. Gross profit as a percentage of revenues also increased in 2000 to 20.0% from 19.2% in 1999. The primary reasons for the increase in 2000 gross profit were the higher average sales price of homes delivered, reduced costs associated with its customer's mortgage financing and more effective control of financing and direct construction costs during 2000 compared to 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 2000 increased to $40.8 million or 12.5% of revenues compared to $33.6 million or 12.2% of revenues for 1999. Selling, general and administrative expenses increased primarily due to expanded operations in the Louisville, Kentucky market, costs of the mortgage services subsidiary and variable costs associated with selling more and larger homes.

         INTEREST EXPENSE. Interest expense for 2000 increased to $9.1 million from $6.0 million for 1999. As a percentage of revenues, interest expense for 2000 increased to 2.8% from 2.1% for 1999. The primary reasons for the increase in interest expense were higher average revolving line of credit borrowings and a higher weighted average interest rate. The Company required higher average revolving line of credit borrowings due to the more expensive homes under construction during 2000 and the increased investment in real estate inventories. The average revolving line of credit borrowings outstanding were $110.4 million and $82.3 million for 2000 and 1999, respectively. The weighted average rate of interest under the Company's revolving line of credit was 8.5% for 2000 compared to 7.5% for 1999. The Company capitalized an additional $386,000 in interest in 2000 compared to 1999 due to the larger dollar value of the backlog and increased real estate inventories.

         PROVISION FOR INCOME TAXES. Income tax expense for 2000 increased to $6.3 million from $5.5 million for 1999. The Company's estimated annual effective tax rate increased to 41.2% for 2000 from 40.5% for 1999.

         1999 COMPARED TO 1998

         REVENUES. Revenues for 1999 increased to $277.6 million from the delivery of 1,641 homes compared to 1998 revenues of $264.9 million from the delivery of 1,735 homes. Revenues for 1999 increased $12.7 million or 4.8% due to a higher average price of delivered homes. The average price of homes delivered in 1999 increased to $168,800 from $150,300 in 1998, an increase of $18,500, or 12.3%, per house. The higher average price of delivered homes in 1999 was the result of the Company emphasizing the sale of larger homes and homes with more options, combined with increased FHA mortgage limits. The increased FHA mortgage limits allowed homebuyers to qualify for larger mortgages while minimizing their required down payment. The number of closings in 1999 decreased by 94 homes compared to 1998, principally due to the record number of homes sold in first quarter 1998. Included in revenues are other revenues consisting of the sale of land and building supplies to other builders. These other revenues amounted to $607,000 during 1999 compared to $4.2 million during 1998.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1999 increased to $33.6 million or 12.2% of revenues compared to $28.7 million or 10.9% of revenues for 1998. Selling, general and administrative expenses increased primarily due to start-up costs in the Louisville, Kentucky market, higher lease and amortization expense of technology improvements and investment in corporate infrastructure.

         INTEREST EXPENSE. Interest expense for 1999 increased to $6.0 million from $4.6 million for 1998. As a percentage of revenues, interest expense for 1999 increased to 2.1% from 1.7% for 1998. The primary reasons for the increase in interest expense were higher average revolving line of credit borrowings, offset by a slightly lower average interest rate. The average revolving line of credit borrowings increased during 1999 compared to 1998 due to the more expensive homes under construction during 1999 and the start-up of the operations in Louisville, Kentucky. The average revolving line of credit borrowings outstanding were $82.3 million and $56.0 million for 1999 and 1998, respectively. The weighted average rate of interest under the Company's revolving line of credit was 7.5% for 1999 compared to 7.7% for 1998. The Company also capitalized an additional $407,000 in interest in 1999 compared to 1998 due to the larger backlog and increased real estate inventories.

         PROVISION FOR INCOME TAXES. Income tax expense for 1999 decreased to $5.5 million from $6.9 million for 1998. The Company's estimated annual effective tax rate decreased to 40.5% for 1999 from 41.9% for 1998.

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

SOURCES AND USES OF CASH
2000 COMPARED TO 1999

         Net cash required by homebuilding operations decreased $15.5 million during 2000 to $10.0 million from $25.5 million the previous year. Net cash invested in operations decreased principally because the Company invested $7.9 million less in real estate inventories during 2000 than in 1999 and because it increased its provisions for home construction and warranty costs by $6.3 million. Net income for 2000 provided operating activities with cash of $9.1 million compared to $8.0 million for 1999. The Company's principal use of cash during 2000 was its $25.9 million investment in real estate inventories, which included additional cash used for land development of $18.1 million, homes under construction of $6.4 million and building materials of $1.4 million. Net cash used in investing activities during 2000 was $1.6 million compared to $1.1 million during 1999. Financing activities provided the Company with $10.8 million in cash compared to $29.2 million the previous year. The bank credit facility provided $13.3 million during 2000, which was used principally to fund real estate inventories.

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

REAL ESTATE INVENTORIES

         The Company's practice is to develop most of the lots upon which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At December 31, 2000, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 7,700 lots, including 600 lots in Louisville, Kentucky. The Company controlled through option agreements 7,600 additional lots, including 500 lots in Louisville, Kentucky. During 2000, the Company exercised options to purchase 2,600 lots, including 32 lots in Louisville, Kentucky. Option agreements expire at varying dates through 2009. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

         Real estate inventories increased to $184.5 million at December 31, 2000 compared to $159.2 million at December 31, 1999. Land and land development costs increased $17.5 million, homes under construction increased $6.4 million and other inventories, consisting primarily of lumber and other building materials, increased $1.4 million, for a combined increase of $24.2 million. Of the $17.5 million increase in land and land development costs, $6.1 million is due to new land inventories in Louisville, Kentucky. The balance of the increase in land and land development inventories is principally due to the increased cost of land and the Company's need to support a larger number of sales communities. Homes under construction inventories increased principally due to higher sales value of homes under construction at December 31, 2000 compared to December 31, 1999.

         On December 31, 2000, the Company had 132 inventory homes, including 13 in Louisville, Kentucky, in various stages of construction, which represented an aggregate investment of $11.1 million. At December 31, 1999, the Company had 108 inventory homes, including 10 in Louisville, Kentucky, in various stages of construction, which represented an aggregate investment of $9.1 million. Inventory homes are not reflected in sales or backlog.

SELLER-PROVIDED DEBT

         The Company had $1.5 million and $2.4 million of seller-provided term debt outstanding at December 31, 2000 and 1999, respectively. The Company expects to repay $1.4 million of seller-provided term debt in 2001 and the remaining balance in August 2002. Interest rates range from 6.5% to 8.0%.

LAND PURCHASE COMMITMENTS

         At December 31, 2000, the Company had commitments to purchase residential lots and unimproved land at an aggregate cost of $10.3 million, of which $9.3 million is expected to be funded during 2001. In addition, at December 31, 2000, the Company had cancelable contracts to purchase residential lots and unimproved land of $97.3 million of which $48.4 million expires in 2001. These cancelable contracts contain contingencies that in many cases either delay the completion of the contracts or prevent the contracts from being completed. In recent years the Company has experienced a greater percentage of these contracts being delayed for extensive periods of time or not being able to be completed, primarily due to opposition to acceptable zoning and other financial issues. See Note 5 to the Consolidated Financial Statements for additional details. The Company had a total of $6.2 million in good faith deposits invested in purchase commitments and cancelable purchase obligations at December 31, 2000.

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

BANK FACILITY

         On May 29, 1998 the Company entered into a $125 million Senior Unsecured Revolving Credit Facility ("the Facility") that was increased to $150 million on May 26, 2000. Five lending banks are party to the Facility, which was syndicated by Huntington Capital Corp. Huntington National Bank is the Administrative Agent and Issuing Bank of the Facility. See Note 7 to the Consolidated Financial Statements for additional details.

         The Facility provides for a variable rate of interest on its borrowings. In order to reduce the risks caused by interest rate fluctuations, the Company has entered into interest rate swap contracts that fix the interest rate on a portion of its borrowings under the Facility. For additional information regarding the interest rate swap contracts the Company has entered into, see Item 7A Quantitative and Qualitative Disclosures About Market Risk. On the portion of its borrowings under the Facility that are subject to LIBOR based interest rates, which includes interest rate swaps, the Company pays a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. On January 3, 2001 the Company entered into an additional $20 million interest rate swap at 5.62% that matures January 12, 2004. The fair value of the interest rate swap contracts was $160,000 and $378,000 at December 31, 2000 and 1999, respectively.

         As of December 31, 2000, the Company was in compliance with Facility covenants and had $18.7 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

NEW ACCOUNTING STANDARDS

         In June 2000, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133, which modifies certain provisions and definitions in accounting principles used in accounting for derivative and hedging activities. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions, which are significantly different from prior accounting principles. The Company has identified that SFAS No. 133 provisions will be applied to its interest rate swaps. The impact on the results of operations and financial position is not expected to be significant. The Company continues to review its operations for other possible derivative instruments. The impact of these instruments on the results of operations and financial position, if any, has not been determined.

ITEM 7A  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK

         As of December 31, 2000 the Company had entered into interest rate swap contracts with an aggregate notional amount of $40 million. These interest rate swap contracts, reflected in aggregate in the table below, are comprised of: $10 million that commenced on January 14, 1998 and matured on January 14, 2001, $10 Million that commenced on May 6, 1998 and matures on May 6, 2003 and $20 million that commenced on December 14, 2000 and matures on January 12, 2004. These interest rate swap contracts fix the variable interest rate on the Company's revolving credit note at 5.475%, 5.960% and 5.980%, respectively. The Company enters into interest rate swap contracts to achieve an appropriate level of variable and fixed-rate debt as approved by senior management. Interest rate swap contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under interest rate swap contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt on December 31, 2000, after the effect of interest rate swap contracts have been considered, is approximately 38% of total borrowings under the Facility. The Company prefers, however, to maintain approximately 50% of its borrowings on a fixed interest rate basis and increased its fixed interest rate borrowings to approximately 47% of total borrowings in January 2001. The Company did this by entering into a $20 million interest rate swap on January 3, 2001 that matures on January 12, 2004 and fixes the variable interest rate on the Company's revolving credit note at 5.620%. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at December 31, 2000, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin of 2.25% for 200l and subsequent years and 1.75% for 2000 and 1999. All amounts are reflected in U.S. Dollars (thousands).


                                                                                TOTAL                         FAIR VALUE
                                     2001        2002       2003                 2000         1999         2000        1999
                                     ----        ----       ----                 ----         ----         ----        ----
LIABILITIES
    Variable rate                                                              $105,587      $92,308     $105,587     $92,308
    Average interest rate                                                         8.149%       7.751%
INTEREST-RATE DERIVATIVES
    Notional amount                $ 50,000   $ 50,000    $ 40,000             $ 40,000      $30,000     $    160     $   378
    Average pay rate                  5.832%     5.832%      5.800%               5.838%       5.873%
    Average receive rate              8.649%     8.649%      8.649%               8.149%       7.751%

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders
of Dominion Homes, Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Dominion Homes, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
January 22, 2001

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
================================================================================


                                                                               Year ended December 31,
                                                                 2000                  1999                   1998
                                                             --------------       --------------         --------------

     Revenues                                                   $  326,415            $  277,577             $  264,937
     Cost of real estate sold                                      261,081               224,474                215,107
                                                             --------------       --------------         --------------
     Gross profit                                                   65,334                53,103                 49,830
     Selling, general and administrative                            40,808                33,601                 28,720
                                                             --------------       --------------         --------------
     Income from operations                                         24,526                19,502                 21,110
     Interest expense                                                9,125                 6,024                  4,557
                                                             --------------       --------------         --------------
             Income before income taxes                             15,401                13,478                 16,553
     Provision for income taxes                                      6,342                 5,460                  6,942
                                                             --------------       --------------         --------------
                   Net income                                   $    9,059            $    8,018             $    9,611
                                                             ==============       ==============         ==============
     Earnings per share
             Basic                                              $     1.42            $     1.27              $    1.53
                                                             ==============       ===============        ==============
             Diluted                                            $     1.39            $     1.23              $    1.46
                                                             ==============       ===============        ==============
     Weighted average shares outstanding
             Basic                                               6,363,131             6,318,148              6,275,388
                                                             ==============       ===============        ==============
             Diluted                                             6,496,720             6,495,796              6,586,752
                                                             ==============       ===============        ==============




         The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)


                                                                                                     December 31,
                                                                                                 2000            1999
                                                                                             -------------   -------------
                                          ASSETS

Cash and cash equivalents                                                                        $  2,106        $  2,862
Notes and accounts receivable:
  Trade                                                                                               314             212
  Due from financial institutions for residential closings                                            712             544
Real estate inventories
  Land and land development costs                                                                 113,186          95,657
  Homes under construction                                                                         66,669          60,272
  Other                                                                                             4,619           3,251
                                                                                             -------------   -------------
          Total real estate inventories                                                           184,474         159,180
                                                                                             -------------   -------------
Prepaid expenses and other                                                                          4,639           3,891
Deferred income taxes                                                                               2,967           1,904
Property and equipment, at cost:                                                                   10,657           9,055
      Less accumulated depreciation                                                                (4,676)         (3,589)
                                                                                             -------------   -------------
          Total property and equipment                                                              5,981           5,466
                                                                                             -------------   -------------
               Total assets                                                                      $201,193        $174,059
                                                                                             =============   =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                                 $  5,808        $  5,273
Deposits on homes under contract                                                                    1,804           1,634
Accrued liabilities                                                                                16,889          11,364
Note payable, banks                                                                               105,701          92,308
Term debt                                                                                           3,103           4,750
                                                                                             -------------   -------------
          Total liabilities                                                                       133,305         115,329
                                                                                             -------------   -------------
Commitments and contingencies
Shareholders' equity
    Commonshares, without stated value, 12,000,000 shares authorized, 6,407,227 shares issued and 6,382,227 shares outstanding on December 31, 2000 and 6,382,480 shares issued and 6,357,480 shares
          outstanding on December 31, 1999                                                         31,611          31,388
    Deferred compensation                                                                            (376)           (252)
    Retained earnings                                                                              36,825          27,766
    Treasury stock                                                                                   (172)           (172)
                                                                                             -------------   -------------
          Total shareholders' equity                                                               67,888          58,730
                                                                                             -------------   -------------
               Total liabilities and shareholders' equity                                        $201,193        $174,059
                                                                                             =============   =============



         The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except share information)


                                       Common Shares         Deferred Compensation
                                       -------------         ---------------------

                                                                              Trust      Retained   Treasury
                                     Shares         Amount      Liability     Shares      Earnings    Stock      Total
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997           6,266,953       30,673       $ (150)                   10,137               $40,660

  Net Income                                                                                 9,611                 9,611

  Shares awarded and redeemed           14,551          178         (208)                                            (30)

  Treasury shares:
    Held for deferred compensation                                            $ (1,224)                           (1,224)

  Deferred compensation                                            1,211                                           1,211

-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           6,281,504       30,851          853        (1,224)     19,748                50,228
-------------------------------------------------------------------------------------------------------------------------

  Net Income                                                                                 8,018               $ 8,018

  Shares awarded and redeemed          100,976          537         (170)                                            367

  Treasury shares:
    Held for deferred compensation                                                 (35)                              (35)
    Other shares purchased             (25,000)                                                        $ (172)      (172)

  Deferred compensation                                              324                                             324

-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999           6,357,480       31,388        1,007        (1,259)     27,766       (172)    58,730
-------------------------------------------------------------------------------------------------------------------------

  Net Income                                                                                 9,059                 9,059

  Shares awarded and redeemed           24,747          223         (221)                                              2

  Treasury shares:
    Held for deferred compensation                                                 (45)                              (45)

  Deferred compensation                                              142                                             142

-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000           6,382,227     $ 31,611        $ 928      $ (1,304)    $36,825     $ (172)   $67,888
-------------------------------------------------------------------------------------------------------------------------



         The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                    Year Ended December 31,
                                                                       ----------------------------------------------
                                                                           2000             1999            1998
                                                                       ----------------------------------------------
Cash flows from operating activities:
  Net income                                                              $   9,059         $   8,018      $   9,611
  Adjustments to reconcile net income to cash used in
         operating activities:
      Depreciation and amortization                                           1,864             1,440            618
      Reserve for real estate inventories                                       889               245            (54)
      Issuance of common shares for compensation                                  2               367             42
      Deferred income taxes                                                  (1,063)             (116)           322
      Changes in assets and liabilities:
          Notes and accounts receivable                                        (270)              146           (307)
          Real estate inventories                                           (25,862)          (32,700)       (12,150)
          Prepaid expenses and other                                           (928)             (984)        (1,413)
          Accounts payable                                                      535              (247)        (1,250)
          Deposits on homes under contract                                      170              (967)           624
          Accrued liabilities                                                 5,620              (699)         1,758
                                                                       -------------    --------------  -------------
               Net cash used in operating activities                         (9,984)          (25,497)        (2,199)
                                                                       -------------    --------------  -------------
Cash flows from investing activities:
    Purchase of property & equipment                                         (1,614)           (1,058)        (1,996)
                                                                       -------------    --------------  -------------
               Net cash used in investing activities                         (1,614)           (1,058)        (1,996)
                                                                       -------------    --------------  -------------
Cash flows from financing activities:
    Payments on note payable, banks                                        (285,632)         (266,884)      (254,265)
    Proceeds from note payable, banks                                       299,025           298,777        261,993
    Payments on term debt                                                    (1,573)           (2,057)        (1,805)
    Payment of deferred financing fees                                         (369)             (181)        (1,380)
    Payments on capital lease obligation                                       (395)             (292)          (174)
    Common shares purchased or redeemed                                        (214)             (207)          (165)
                                                                       -------------    --------------  -------------
               Net cash provided by financing activities                     10,842            29,156          4,204
                                                                       -------------    --------------  -------------
          Net change in cash and cash equivalents                              (756)            2,601              9
Cash and cash equivalents, beginning of year                                  2,862               261            252
                                                                       -------------    --------------  -------------
          Cash and cash equivalents, end of year                          $   2,106         $   2,862      $     261
                                                                       =============    ==============  =============

Supplemental disclosures of cash flow information:
    Interest paid (net of amounts capitalized)                            $   3,097         $   1,969      $     792
                                                                       =============    ==============  =============
    Income taxes paid                                                     $   6,948         $   5,839      $   6,636
                                                                       =============    ==============  =============
Supplemental disclosures of non-cash financing activities:
    Land acquired by purchase contracts or seller financing               $     321         $   1,572
                                                                       =============    ==============  =============
    Capital lease obligations                                                               $   1,066      $   1,364
                                                                       =============    ==============  =============


         The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS OPERATIONS AND BASIS OF PRESENTATION:

         Dominion Homes, Inc. is a single-family homebuilder with operations in Central Ohio and Louisville, Kentucky. The Company was incorporated in October 1993 in anticipation of its initial public offering of common shares in March 1994. Prior to the initial public offering, the homebuilding operations were part of BRC Properties Inc. ("BRC"), formerly known as Borror Realty Company. BRC was incorporated in 1946 and started building homes in 1976. BRC owned 4,176,500 common shares of the Company, or 65.4% of its outstanding common shares, at December 31, 2000.

         On November 16, 1999, Dominion Homes, Inc. formed Dominion Homes Financial Services, Ltd. ("DHFS") to provide mortgage services, primarily to its customers. DHFS became operational in second quarter 2000 and by year-end provided mortgage services to most of Dominion Homes' customers. On December 30, 1999, Dominion Homes, Inc. formed Dominion Homes of Kentucky, Ltd. ("DHK") to own and operate the Company's homebuilding operations in Louisville, Kentucky. DHFS is an Ohio limited liability company and DHK is a Kentucky limited partnership. Both entities are wholly owned by Dominion Homes, Inc. The accompanying consolidated financial statements include the accounts of DHFS and DHK. Intercompany transactions are eliminated in consolidation.

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

         Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management's plans for future operations, recent operating results and projected cash flows.

         PROPERTY AND EQUIPMENT: Depreciation and amortization are recognized on straight-line and declining-balance methods at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of the assets range from three to forty years. Property and equipment includes assets subject to capital leases with a cost of $2,058,000 and $2,421,000, net of accumulated amortization of $566,000 and $476,000 at December 31, 2000 and 1999, respectively. Depreciation expense was $1,099,000, $815,000 and $534,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

         WARRANTY COSTS: The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on actual warranty experience. Warranty expense was $3,552,000, $2,759,000 and $2,250,000 for the years ended December 31, 2000,
1999 and 1998, respectively. Accrued warranty cost was $1,895,000 and $1,180,000 at December 31, 2000 and 1999, respectively.

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

         CAPITALIZATION OF INTEREST: The Company capitalizes the cost of interest related to construction costs incurred during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. The summary of total interest is as follows:


                                                                                         Year Ended December 31,
                                                                                 2000                1999              1998
                                                                                 ----                ----              ----
          Interest incurred                                                   $10,430,000          $6,943,000        $5,069,000
          Interest capitalized                                                 (6,741,000)         (4,726,000)       (4,247,000)
                                                                               ----------          ----------        ----------
          Interest expensed directly                                            3,689,000           2,217,000           822,000
          Previously capitalized interest charged to expense                    5,436,000           3,807,000         3,735,000
                                                                               ----------          ----------        ----------
          Total interest expense                                              $ 9,125,000          $6,024,000        $4,557,000
                                                                               ==========          ==========        ==========
          Capitalized interest in ending inventory                            $ 4,609,000          $3,304,000        $2,384,000
                                                                               ==========          ==========        ==========

         DEFERRED COSTS: Fees and costs incurred in connection with financing agreements are capitalized as other assets and amortized over the terms of the respective agreements. Amortization expense was $549,000, $385,000 and $298,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         ADVERTISING COSTS: The Company expenses advertising costs when incurred. Advertising expense was $3,397,000, $2,876,000 and $2,383,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

         NEW ACCOUNTING STANDARDS: In June 2000, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards
(SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133, which modifies certain provisions and definitions in accounting principles used in accounting for derivative and hedging activities. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions, which are significantly different from prior accounting principles. The Company has identified that SFAS No. 133 provisions will be applied to its interest rate swaps. The impact on the results of operations and financial position is not expected to be significant. The Company continues to review its operations for other possible derivative instruments. The impact of these instruments on the results of operations and financial position, if any, has not been determined.

3.       AFFILIATED ENTITY:

         Alliance Title Agency was created by the Company in order to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company owns 49.9% of the title insurance agency and reports its investment using the equity method of accounting. The Company recognized $455,000, $454,000 and $532,000 as its share of the earnings from this investment for 2000, 1999 and 1998, respectively. The Company's investment in the title insurance company was $219,915 and $159,998 at December 31, 2000 and 1999, respectively, and is included in other assets in the accompanying balance sheets.

4.       EARNINGS PER SHARE:

         A reconciliation of weighted average common shares used in basic and diluted earnings per share calculations are as follows:


                                                            2000                     1999                      1998
                                                            ----                     ----                      ----
    Weighted average shares - basic                       6,363,131                6,318,148                  6,275,388
    Common share equivalents                                133,589                  177,648                    311,364
                                                          ---------                ---------                  ---------
    Weighted average shares - diluted                     6,496,720                6,495,796                  6,586,752
                                                          =========                =========                  =========

         As of December 31, 2000, 1999 and 1998 there were 21,045, 129,000 and
109,500 options, respectively, which were antidilutive and have been excluded from the respective diluted earnings per share calculations above.

5.       LAND PURCHASE COMMITMENTS:

         Purchase contracts for residential lots and unimproved land at December 31, 2000 and 1999 are:


                                                    2000                             1999
                                                    ----                             ----

Number of expected lots                                     395                                88

Purchase price                                      $10,299,500                       $ 3,691,000
Less deposits or guarantees                            (101,500)                       (1,164,000)
                                             -------------------              --------------------
Net land purchase commitments                       $10,198,000                       $ 2,527,000
                                             ===================              ====================


         The above commitments include the Central Ohio and Louisville, Kentucky markets.

         In addition, at December 31, 2000, the Company had entered into cancelable contracts to purchase residential lots and unimproved land in Central, Ohio and Louisville, Kentucky. These cancelable contracts contain contingencies that in many cases either delay the completion of the contracts or prevent the contracts from being completed. Cancelable contracts expire in the following years:

                                         Cancelable
                  Year                    Contracts
                  ----                    ---------

                2001                     $48,424,000
                2002                      20,899,000
                2003                      11,875,000
                2004                       7,648,000
                Thereafter                 8,445,000
                                         -----------
                                         $97,291,000

6        LAND DEVELOPMENT JOINT VENTURES

         The Company has equity interests ranging from 33% to 50% in joint venture partnerships and limited liability corporations that are engaged in land development activities. The Company accounts for these investments using the equity method. The Company's investment in joint ventures, which is included in land and land development costs, were $13,479,000 and $14,703,000 at December 31, 2000 and 1999, respectively.

         Summary financial information representing 100% of operations as of December 31, 2000 and 1999, are set forth below:


                                                                2000                      1999
                                                         --------------------       -----------------
         Land and land under development                         $35,035,000             $36,791,000
         Other assets                                                389,000                 459,000
                                                         --------------------       -----------------
         Total assets                                            $35,424,000             $37,250,000
                                                         ====================       =================

         Liabilities                                             $ 2,299,000             $ 1,483,000
         Partners' equity                                         33,125,000              35,767,000
                                                         --------------------       -----------------
         Total liabilities and partners' equity                  $35,424,000             $37,250,000
                                                         ====================       =================


                                                                2000                       1999                   1998
                                                         --------------------       -----------------      -----------------
         Revenues                                            $ 12,000                                          $20,000
         Expenses                                              97,000                    $  121,000             17,000
                                                         --------------------       -----------------      -----------------
         (Loss) income                                       $(85,000)                   $ (121,000)           $ 3,000
                                                         ====================       =================      =================


7.       NOTE PAYABLE, BANKS:

         On May 29, 1998 the Company entered into a Senior Unsecured Revolving Credit Facility ("the Facility") on which interest is payable monthly and that matures on May 31, 2003. The Facility provided that aggregate borrowings and letters of credit will not exceed the lesser of $125 million or the availability under a borrowing base. The Facility was amended by a First Consent Agreement, dated August 9, 1999, to increase to $2.5 million from $500,000, the amount of Common Shares the Company is allowed to redeem or purchase in the aggregate through December 31, 2001. A First Amendment to the Credit Agreement was executed on September 3, 1999 which incorporated the First Consent Agreement and modified the borrowing base limitations, changed the definition of "Developed Lots", modified several ratios, reduced the amount the Company is allowed to invest in speculative homes and changed the amount of investment the Company is allowed to make in markets outside of Central Ohio. A Second Consent and Modification to the Facility was entered into on December 30, 1999, permitting the Company to contribute and transfer certain assets of the Company's division operating in the metropolitan Louisville, Kentucky area to a new wholly-owned subsidiary, Dominion Homes of Kentucky Ltd. This subsidiary is a Kentucky limited partnership and is permitted to incur indebtedness to the Company, provided such indebtedness meets all other Facility restrictions. A Second Amendment to Credit Agreement was entered into on May 26, 2000 that increased the Facility to $150 million from $125 million. On October 31, 2000 a Third Amendment to Credit Agreement was entered into that amended the terms of the borrowing base.

         As amended, the Facility contains the following significant provisions:
(1) the Company has the option to use any combination of the following methods to price the revolving line of credit: (a) the bank's prime rate of interest or
(b) a Eurodollar rate of interest plus a variable margin based upon the Company's ratio of EBITDA to Interest Expense ("Interest Coverage Ratio"); (2) the Company has agreed to enter into interest rate contracts in the amount of fifty percent of the outstanding borrowings in the event the Eurodollar rate (without regard to the variable margin) becomes 8.50% per annum or greater; (3) the Company has agreed to the following ratios: (a) Interest Coverage Ratio of not less than 2.25 to 1.00 determined quarterly and based upon the preceding four quarters; (b) total liabilities to tangible net worth of not greater than
2.50 to 1.00 through December 31, 2001 (2.75 to 1.00 from May 1 through August
31) and 2.25 to 1.00 from and after January 1, 2002 (2.50 to 1.00 from May 1 through August 31); (4) the Company has agreed to maintain at all times a ratio of uncommitted land holdings to tangible net worth not greater than 2.00 to 1.00 through December 31, 2001 and not greater than 1.75 to 1.00 thereafter; (5) the Company shall not, without lender approval, exceed the aggregate sum of $25 million for investments in uncommitted land holdings, speculative homes, model homes and acquisitions of companies in the homebuilding industry outside of Central Ohio or metropolitan Louisville, Kentucky, except that the Company may not invest more than $15 million of such amount in one or more "start-up" operations that are not associated with an ongoing business acquisition or more than $20 million in the metropolitan Louisville, Kentucky area; (6) the Company must maintain a tangible net worth of not less than $45 million plus seventy-five percent of annual net income beginning with the fiscal year ending December 31, 1999; (7) the Company shall not exceed the aggregate principal sum of $10 million for other borrowings, additional debt or capital lease obligations, except that the Company may borrow an additional $5 million of non-recourse indebtedness from sellers of real estate, provided that such additional non-recourse borrowings are fully reserved under the borrowing base;
(8) the Company shall not exceed $3 million of operating lease rentals and $2 million of model home rentals; (9) the Company shall not purchase, without lender approval, unzoned land in excess of $1.0 million; (10) the Company will not permit the value of its inventory homes to exceed $12.5 million and its model homes to exceed $6.5 million; (11) the Company may not incur a loss during any five consecutive quarters; and (12) the Company may not pay dividends during any calendar year in excess of twenty-five percent of the Company's net income after taxes for such year.

         Note payable, banks consisted of $105,587,000 and $92,308,000 as of December 31, 2000 and 1999, respectively due under the Facility.

         The Facility provides for a variable rate of interest on its borrowings. In order to reduce the risks caused by interest rate fluctuations, the Company has entered into interest rate swap contracts that fix the interest rate on a portion of its borrowings under the Facility. The Company's intention is to maintain a fixed rate of interest on approximately 50% of its outstanding borrowings. However, market conditions and timing effect the Company's ability to maintain this balance between fixed and variable interest rates. As of December 31, 2000 the Company had fixed the interest rate on 38%, or $40 million, of borrowings using interest rate swap contracts. Included in the interest rate swaps at December 31, 2000 were a $10 million interest rate swap at 5.48% that matures January 14, 2001, a $10 million interest rate swap at 5.96% that matures May 6, 2003 and a $20 million interest rate swap at 5.98% that matures January 12, 2004. The fixed interest rates noted for the above interest rate swaps does not include a variable margin that the Company also pays that is based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. On January 3, 2001 the Company entered into an additional $20 million interest rate swap at 5.62% that matures January 12, 2004. The fair value of the interest rate swap contracts was $160,000 and $378,000 at December 31, 2000 and 1999, respectively.

         As of December 31, 2000 and 1999 the Company was in compliance with Facility covenants and had $18.7 million and $16.2 million, respectively, available under the Facility, after adjustment for borrowing base limitations. However, the borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

         The Company had a combined $20.9 million in irrevocable letters of credit and performance bonds outstanding at December 31, 2000. The letters of credit and performance bonds were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for land purchase commitments. The Company does not anticipate incurring any liabilities with respect to the letters of credit and performance bonds.

Information regarding the bank borrowings is summarized as follows:


                                      2000                                            1999               1998
                                      ----                                            ----               ----
             Borrowings outstanding:
             Maximum amount                                 $118,738,000           $95,865,000          $62,791,000
             Average amount                                 $110,444,000           $82,270,000          $56,049,000
             Weighted average daily interest rate
                   during the year                                   8.5%                  7.5%                 7.7%
             Interest rate at December 31                            8.8%                  8.0%                 7.4%

8.       TERM DEBT:

         Term debt consisted of the following as of December 31:


                                                                                       2000                     1999
                                                                                       ----                     ----
        6.5 % Mortgage note payable due in installments
             through August 2001                                                     $1,213,000              $2,425,000
        8.0% Mortgage note payable due in installments
             through June 2002                                                          320,000
        8.0% Mortgage note payable due in installments
             through February 2000                                                                              360,000
        Capital lease obligations due in installments
            through March 2004                                                        1,570,000               1,965,000

                                                                                --------------------      ------------------
        Total term debt                                                              $3,103,000              $4,750,000
                                                                                ====================      ==================

Term debt matures in years subsequent to December 31, 2000 as follows:


                                                      Term                   Capital
                                                      Debt                    Lease                    Total
                                                      ----                    -----                    -----

        2001                                       $1,373,000              $  542,000               $1,915,000
        2002                                          160,000                 542,000                  702,000
        2003                                                                  542,000                  542,000
        2004                                                                  159,000                  159,000
                                                -----------------       -----------------       ------------------
                                                    1,533,000               1,785,000                3,318,000

Less amounts representing interest                                           (215,000)                (215,000)
                                                -----------------       -----------------       ------------------
                                                   $1,533,000              $1,570,000               $3,103,000
                                                =================       =================       ==================

9.       INCOME TAXES:

         The provision for income taxes consists of the following for the years ended December 31, 2000, 1999 and 1998.


                                                         2000                    1999                    1998
                                                         ----                    ----                    ----
                    Currently payable:
                        Federal                       $ 5,784,000              $4,142,000             $ 5,212,000
                        State and local                 1,621,000               1,202,000               1,408,000
                                                   ------------------      ------------------      ------------------
                                                        7,405,000               5,344,000               6,620,000
                    Deferred:
                        Federal                          (854,000)                 25,000                276,000
                        State                            (209,000)                 91,000                 46,000
                                                   ------------------      ------------------      ------------------
                                                       (1,063,000)                116,000                322,000
                                                   ------------------      ------------------      ------------------
                    Income tax expense                $ 6,342,000              $5,460,000             $6,942,000
                                                   ==================      ==================      ==================



         The components of the net deferred tax asset at December 31 are as follows:


                                                                               2000                    1999
                                                                               ----                    ----
                   Assets:
                       Accrued expenses                                       $2,397,000              $1,737,000
                       Deferred gain                                             294,000                 281,000
                       Valuation reserves                                        208,000
                                                                          ---------------         ---------------
                           Gross deferred tax assets                           2,899,000               2,018,000

                   Liabilities:
                       Property and equipment                                    126,000                  56,000
                       Other                                                     (58,000)                 58,000
                                                                          ---------------         ---------------
                           Gross deferred tax liabilities                         68,000                 114,000
                   Net deferred income taxes
                       as recorded on the balance sheet                       $2,967,000              $1,904,000
                                                                          ===============         ===============


         A reconciliation of the federal corporate income tax rate and the effective tax rate is summarized below for the years ended December 31, 2000, 1999 and 1998:


                                                                     2000             1999              1998
                                                                   -------          -------            -------

          Statutory income tax rate                                 34.0%            34.0%              34.3%
          Permanent differences                                       .7%              .6%                .4%
          State and local taxes, net of federal benefit              7.0%             5.9%               6.1%
          Other                                                      (.5)%                               1.1%
                                                                   ---------        --------            --------
              Effective income tax rate                             41.2%            40.5%              41.9%
                                                                   =========        ========            ========

10.      OPERATING LEASE COMMITMENTS:

         Rent expense charged to operations is primarily for model homes, vehicles, equipment and office facilities, including month-to-month leases and noncancelable commitments. Rent expense amounted to $3,016,000, $2,177,000 and $2,011,000 for the years ended December 31, 2000, 1999 and 1998, respectively. (See also Note 11 - Related Party Transactions.)

         Minimum rental commitments due under noncancelable leases are as follows:

                                                     Minimum
               Year                                  Rentals
               ----                                  -------

               2001                                $1,931,000
               2002                                 1,277,000
               2003                                   812,000
               2004                                   596,000
               2005                                   478,000
               -----                               ----------
                                                   $5,094,000
                                                   ==========

11.      RELATED PARTY TRANSACTIONS:

         The Company leases its corporate offices from BRC. The lease was effective January 1, 1998 for a term of twelve years with a rental rate of $12.00 per square foot on a total net basis. The lease contains two options to renew for periods of five years each at then-current market rates. The rental rates were established by an MAI appraiser commissioned by the Affiliated Transaction Review Committee of the Company's Board of Directors, and confirmed in a review by a second MAI appraiser. Lease expense was $451,000 for the years ended December 31, 2000, 1999 and 1998.

         The Company and BRC have also entered into operating lease agreements under which the Company leases space in a shopping center from BRC. Lease expense under these agreements for the years ended December 31, 2000, 1999, and 1998 was $156,000, $70,000 and $62,000, respectively. These lease agreements have been approved by the Company's Affiliated Transaction Review Committee.

         BRC paid the Company $25,000 in 2000, 1999 and 1998, respectively, for miscellaneous services performed by Company personnel.

         The Company acquired printing services from a printing company principally owned by members of the Borror family. Such services aggregated $98,000, $80,000 and $225,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

12.      RETIREMENT PLAN:

         The Company offers a retirement plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code and that covers substantially all employees after one year of service. On January 1, 1999, the Company began matching 100% of the first 3% of employee voluntary deferrals of compensation and 50% of the next 2% of voluntary deferrals of compensation. The Company's contributions to the plan amounted to $511,000, $454,000 and $447,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

13.      INCENTIVE STOCK AND EXECUTIVE DEFERRED COMPENSATION PLANS:

         In March 1994, the Company adopted the Dominion Homes, Inc. Incentive Stock Plan (the "Plan"). The Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of performance awards of Common Shares, restricted Common Shares, incentive stock options and non-qualified options for the purpose of attracting, motivating and retaining key employees and eligible directors. The Plan provides for discretionary grants to employees of the Company and annual non-discretionary stock option grants to purchase 2,500 shares of stock to each non-employee director. A maximum of 850,000 Common Shares have been reserved for issuance under the Plan. The Plan provides that grants shall include certain terms and conditions and be subject to certain restrictions as provided for under applicable provisions of the Internal Revenue Code and federal securities laws. In general, grants of options are subject to vesting schedules at twenty percent a year, set forth an exercise price that is equal to the fair market value on the grant date (110% of the fair market value for 10% shareholders), and must be exercised within ten years of the grant date (5 years for 10% shareholders).

         In December 1994, the Company adopted a non-qualified Executive Deferred Compensation Plan for directors and certain executives. Under this plan, participants may elect to defer a portion of their compensation (up to 20% of total base and bonus for employees and 100% of director fees). At December 31 of each year, the Company provides a matching contribution of 25% of the amount deferred in a given year by a participant, provided that the Company's matching contribution will not exceed $2,500 in any year. The Company's contribution vests in 20% increments over a five-year period. As originally adopted, contributions were to be converted into theoretical common shares and adjusted in future periods based on the market value of the Common Shares, similar to stock appreciation rights. On October 29, 1997, the Board of Directors approved an Amended and Restated Executive Deferred Compensation Plan under which contribution and matching amounts are used by the trustee to acquire Common Shares of the Company in the open market. These Common Shares are held and voted by the trustee pursuant to a Rabbi Trust Agreement.

         The Company has entered into agreements with certain employees that provide for the transfer of life insurance benefits to the employees in the event that certain performance and employment criteria are met. Until the performance and employment criteria are met, premiums paid on the life insurance contracts, up to the accumulated cash value, are retained by the Company. In most cases the employment criteria cannot be met for a minimum of ten years. Once the performance and employment criteria are met, the accumulated cash value of the life insurance contracts will be transferred to the employee as a retirement benefit. Premiums on the life insurance contracts are expensed as incurred and the Company has recognized an asset for the cash value of life insurance of $793,000 and $341,000, at December 31, 2000 and 1999, respectively.

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The Company recognized expense for the Executive Deferred Compensation Plan of $80,000, $41,000 and $48,000 for the plan years ended December 31, 2000, 1999 and 1998, respectively. No compensation cost has been recognized for its Incentive Stock Plan. Had compensation cost for the Company's Incentive Stock Plan been determined based on the fair value of awards at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                         2000                1999              1998
                                                                         ----                ----              ----

         Net income                              Pro forma              $8,914,000        $7,791,000         $9,467,000
                                                 As Reported            $9,059,000        $8,018,000         $9,611,000

         Diluted earnings per share              Pro forma                   $1.37             $1.20              $1.44
                                                 As Reported                 $1.39             $1.23              $1.46

         Weighted-average fair value
             of options granted during
             the year                                                        $4.03             $3.90              $7.79

         In determining the pro forma amount of stock-based compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 80.0%, 80.0%, and 50.0% for 2000, 1999 and 1998, respectively; risk-free interest rates of 6.5%, 5.5%, and 5.5% for the 2000, 1999 and 1998 Plan options, respectively; and expected life of 6 years for the Plan options.

         A summary of the status of the Company's Incentive Stock Plan as of December 31, 2000, 1999 and 1998, respectively, and changes during the years then ended is presented below:


                                                            2000                        1999                           1998
                                                          --------                     --------                       --------
                                                          Weighted                     Weighted                       Weighted
                                                          Average                      Average                        Average
                                                          Exercise                     Exercise                       Exercise
     Fixed Options Price                    Shares        Price          Shares        Price           Shares         Price
     -------------------                    ------        ------------   ------        ------------    ------         -----
     Outstanding at beginning of
         year                                533,600      $    6.32      583,100       $  5.89         490,500        $  3.95
     Granted                                   7,500      $    5.50       67,500       $  7.04         113,500        $ 14.24
     Cancelled or forfeited                 (123,900)     $   12.04      (43,000)      $  5.93         (13,500)       $  5.29
     Exercised                                (6,600)     $    3.63      (74,000)      $  3.83          (7,400)       $  6.73
                                            --------                     -------                       -------
     Outstanding at end of year              410,600      $    4.64      533,600       $  6.32         583,100        $  5.89
                                            ========                     =======                       =======
     Options exercisable at end of
         year                                377,100      $    4.43      332,280       $  5.31         289,560        $  4.67
                                            ========                     =======                       =======


The following table summarizes information about fixed stock options outstanding at December 31, 2000:


                                                                                     Weighted
          Year                   Range of                  Number                Average Remaining                 Number
          Issued             Exercise Prices            Outstanding              Contractual Life                Exercisable
          ------             ---------------            -----------              -----------------               -----------
          1995                $ 3.88 - $ 4.50                126,600                  4 Years                       126,600
          1996                $ 3.25 - $ 4.13                158,500                  5 Years                       158,500
          1997                $ 4.75                          65,000                  6 Years                        53,500
          1998                $12.69 - $14.50                 11,500                  7 Years                         9,900
          1999                $ 6.00 - $ 8.50                 41,500                  8 Years                        21,100
          2000                $ 5.50                           7,500                  9 Years                         7,500
                                                            ---------                                             ---------
                                                             410,600                                                377,100
                                                            =========                                             =========


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

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)
         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       Quarter Ended
                                            March 31             June 30           September 30          December 31
                                            --------             -------           ------------          -----------
Revenues:
2000                                        $ 62,218             $ 76,492             $ 87,547            $ 100,158
1999                                        $ 52,774             $ 72,795             $ 73,067            $  78,941

Gross profit:
2000                                        $ 11,999             $ 15,303             $ 17,972            $  20,060
1999                                        $  9,988             $ 13,463             $ 14,215            $  15,437

Income before income taxes:
2000                                        $  1,275             $  3,573             $  5,435            $   5,118
1999                                        $  1,252             $  3,215             $  4,544            $   4,467

Net income:
2000                                        $    757             $  2,072             $  3,152            $   3,078
1999                                        $    723             $  1,868             $  2,683            $   2,744

Basic earnings per share:
2000                                        $   0.12             $   0.33             $   0.50            $    0.47
1999                                        $   0.11             $   0.30             $   0.43            $    0.43

Diluted earnings per share:
2000                                        $   0.12             $   0.32             $   0.48            $    0.47
1999                                        $   0.11             $   0.29             $   0.42            $    0.41

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In accordance with General Instruction G(3), the information contained under the captions "BOARD OF DIRECTORS AND MANAGEMENT" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

         In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the Compensation Committee of the Company's Board of Directors on executive compensation nor the share price performance graph included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, shall be deemed to be incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In accordance with General Instruction G(3), the information contained under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with General Instruction G(3), the information contained under the caption "CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a) (1)  Financial Statements.
         --------------------

         The consolidated financial statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, together with the notes thereto.

(a) (2)  Financial Statement Schedules.
         -----------------------------

         There are no financial statement schedules required to be filed with this Annual Report on Form 10-K.

(a) (3)  Exhibits.
         --------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits."

(b)      Reports on Form 8-K.
         -------------------

         No reports on Form 8-K were filed by the Company in 2000.

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

Date: March 13, 2001                        Dominion Homes, Inc.

                                            /s/Douglas G. Borror
                                            ------------------------------------
                                            By Douglas G. Borror,
                                            Chairman and Chief Executive Officer

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


Signature                                   Capacities                                  Date
---------                                   ----------                                  ----
/s/ Donald A. Borror                        Director                                    March 13, 2001
-------------------------------
Donald A. Borror

/s/Douglas G. Borror                        Principal Executive Officer &               March 13, 2001
-------------------------------             Director
Douglas G. Borror

/s/Jon M. Donnell                           Principal Operations Officer                March 13, 2001
-------------------------------             & Director
Jon M. Donnell

/s/Peter J. O'Hanlon                        Principal Financial Officer                 March 13, 2001
-------------------------------
Peter J. O'Hanlon

/s/Tad E. Lugibihl                          Principal Accounting Officer                March 13, 2001
-------------------------------
Tad E. Lugibihl

/s/David S. Borror                          Director                                    March 13, 2001
-------------------------------
David S. Borror

/s/Pete A. Klisares                         Director                                    March 13, 2001
-------------------------------
Pete A. Klisares

/s/Gerald E. Mayo                           Director                                    March 13, 2001
-------------------------------
Gerald E. Mayo

/s/C. Ronald Tilley                         Director                                    March 13, 2001
-------------------------------
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

2.2                 Form of First Amendment to Corporate Exchange and Subscription       Incorporated by reference to
                    Agreement                                                            Exhibit 2.2 to Form S-1.

3.1(a)              Amended and Restated Articles of Incorporation of Dominion Homes,    Incorporated by reference to
                    Inc., as filed with the Ohio Secretary of State on March 4, 1994.    Exhibit 4(a)(1) to the Company's
                                                                                         Registration Statement on Form S-8
                                                                                         (File No. 333-26817) as filed with the
                                                                                         Commission on May 9, 1997 (the 1997
                                                                                         "Form S-8").

3.1(b)              Certificate of Amendment to Amended and Restated Articles of         Incorporated by reference to Exhibit
                    Incorporation of Dominion Homes, Inc., as filed with the Ohio        4(a)2 of the 1997 Form S-8.
                    Secretary of State on May 7, 1997

3.1(c)              Amended and Restated Articles of Incorporation of Dominion Homes,    Incorporated by reference to Exhibit
                    Inc., reflecting amendments through May 7, 1997 (for purposes of     4(a)(3) of the 1997 Form S-8.
                    Commission reporting compliance only).

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

10.1                Dominion Homes, Inc. Incentive Stock Plan, as amended December 5,    Incorporated by reference to
                    1995 and May 7, 1997                                                 Exhibit 4(c) of the 1997 Form S-8.

10.2                Shareholder Agreement, dated January 20, 1994, between Borror        Incorporated by reference to Exhibit
                    Corporation and Borror Realty Company                                10.4 to Form S-1.

10.3                Decorating Center Lease Agreement, dated January 4, 1994, between    Incorporated by reference to
                    Borror Corporation and Borror Realty Company, as amended by          Exhibit 10.12 to the Company's
                    addendum No. 1, effective July 1, 1994                               December 31, 1994 Form 10-K (File No.
                                                                                         0-23270).

10.4*               Incentive Stock Option Agreement, dated January 4, 1995, between     Filed herewith.
                    Borror Corporation and Robert A. Meyer, Jr. (which agreement is substantially the same as Incentive Stock Option Agreements entered into between the Company and other employees to whom options were granted on January 4, 1995 under the Company's
                    Incentive Stock Plan)

10.5*               Incentive Stock Option Agreement, dated July 1, 1997, between        Filed herewith.
                    Dominion Homes, Inc. and Robert A. Meyer, Jr. (which agreement is substantially the same as Incentive Stock Option Agreements entered into between the Company and other employees to whom options were granted on July 1, 1997 under the Company's Incentive
                    Stock Plan)

10.6*               Stock Option Agreement, dated May 21, 1998, between Dominion         Incorporated by reference to Exhibit
                    Homes, Inc. and Pete A. Klisares (which agreement is substantially   10.22 to the Company's June 30, 1998
                    the same as Stock Option Agreements entered into between the         Form 10-Q (File No. 0-23270).
                    Company and its other outside, independent directors, Gerald Mayo and C. Ronald Tilley)

10.7*               Incentive Stock Option Agreement, dated July 1, 1998, between        Incorporated by reference to Exhibit
                    Dominion Homes, Inc. and Jon M. Donnell                              10.28 to the Company's June 30, 1998
                                                                                         Form 10-Q (File No. 0-23270).

10.8*               Restricted Stock Agreement, dated August 1, 1995, between Borror     Incorporated by reference to Exhibit
                    Corporation and Jon M. Donnell                                       10.19 to the Company's December 31,
                                                                                         1995 Form 10-K (File No.0-23270).

10.9*               Restricted Stock Agreement, dated November 6, 1996, between Borror   Incorporated by reference to Exhibit
                    Corporation and Jon M. Donnell                                       10.30 to the Company's December 31,
                                                                                         1996 Form 10-K (File No. 0-23270).

10.10*              Restricted Stock Agreement, dated August 1, 1997, between Dominion   Incorporated by reference to
                    Homes, Inc., and Jon M. Donnell                                      Exhibit 10.24 to the Company's
                                                                                         September 30, 1997 Form 10-Q (File No.
                                                                                         0-23270).

10.11*              Restricted Stock Agreement, dated June 1, 1998, between Dominion     Incorporated by reference to
                    Homes, Inc. and Peter J. O'Hanlon                                    Exhibit 10.25 to the Company's June
                                                                                         30, 1998 Form 10-Q (File No. 0-23270).

10.12*              Restricted Stock Agreement, dated August 1, 1998, between Dominion   Incorporated by reference to
                    Homes, Inc. and Jon M. Donnell                                       Exhibit 10.27 to the Company's June
                                                                                         30, 1998 Form 10-Q (File No. 0-23270).

10.13*              Amended Employment Agreement dated December 29, 2000, between        Filed herewith.
                    Dominion Homes, Inc. and Jon M. Donnell

10.14*              Amended Employment Agreement dated December 29, 2000, between        Filed herewith.
                    Dominion Homes, Inc. and Robert A. Meyer, Jr.

10.15*              Amended Employment Agreement dated December 29, 2000, between        Filed herewith.
                    Dominion Homes, Inc. and Peter J. O'Hanlon

10.16*              Amended and Restated Dominion Homes, Inc. Executive Deferred         Incorporated by reference to Exhibit
                    Compensation Plan, effective November 15, 1997.                      4(a) to the Company's Registration
                                                                                         Statement on Form S-8 (File No.
                                                                                         333-40051) as filed with the
                                                                                         Commission on November 12, 1997.

10.17*              Amendment to Dominion Homes, Inc. Amended and Restated Executive     Incorporated by reference to Exhibit
                    Deferred Compensation Plan, dated July 29, 1998.                     10.30 to the Company's June 30, 1998
                                                                                         Form 10-Q (File No. 0-23270).

10.18*              Amendment to Dominion Homes, Inc. Incentive Stock Plan, dated July   Incorporated by reference to Exhibit
                    29, 1998                                                             10.29 to the Company's June 30, 1998
                                                                                         Form 10-Q (File No. 0-23270).

10.19               Loan Agreement, dated May 29, 1998, among Dominion Homes, Inc.,      Incorporated by reference to Exhibit
                    Huntington Capital Corp. as syndicating agent, Huntington National   10.23 to the Company's June 30, 1998
                    Bank as Administrative and Issuing Agent and the lenders listed      Form 10-Q (File No. 0-23270).
                    therein.

10.20               First Amendment to Lease Agreement, dated March 19, 1996, between    Incorporated by reference to Exhibit
                    Borror Realty Company and Borror Corporation                         10.21 to the Company's March 31, 1995
                                                                                         Form 10-Q (File No. 0-23270).

10.21               Lease dated December 29, 1997 as amended by Addendum dated           Incorporated by reference to
                    February 2, 1998, between Borror Realty Company and Dominion         Exhibit 10.21 to the Company's
                    Homes, Inc.                                                          December 31, 1997 Form 10-K (File No.
                                                                                         0-23270).

10.22               Office Sublease Agreement dated July 31, 1998, between Dominion      Incorporated by reference to Exhibit
                    Homes, Inc. and Alliance Title Agency, Ltd.                          10.31 to the Company's June 30, 1998
                                                                                         Form 10-Q (File No. 0-23270).

10.23*              Split Dollar Life Insurance Agreement dated July 11, 1999 between    Incorporated by reference to
                    Dominion Homes, Inc. and Douglas G. Borror (which agreement is       Exhibit 10.1 to the Company's June 30,
                    substantially the same as Split Dollar Life Insurance Agreements     1999 Form 10-Q (File No. 0-23270).
                    entered into between the Company and other executive officers of the Company except for life insurance values for which a
                    supplemental schedule is attached)

10.24*              Stock Option Agreement dated April 29, 1999 between Dominion         Incorporated by reference to
                    Homes, Inc. and Pete A. Klisares (which agreement is the same as     Exhibit 10.2 to the Company's June 30,
                    Stock Option Agreements entered into between the Company and its     1999 Form 10-Q (File No. 0-23270).
                    other outside, independent directors, Gerald E. Mayo and C. Ronald
                    Tilley)

10.25               Assignment and Assumption of Lease dated June 24, 1999 by and        Incorporated by reference to
                    among Rommy K. Chung, Dominion Homes, Inc. and BRC Properties Inc.   Exhibit 10.3 to the Company's June 30,
                    (formerly The Borror Corporation)                                    1999 Form 10-Q (File No. 0-23270).

10.26               Lease dated March 1, 1994 between The Borror Corporation and Rommy   Incorporated by reference to
                    K. Chung                                                             Exhibit 10.4 to the Company's June 30,
                                                                                         1999 Form 10-Q (File No. 0-23270).

10.27               Assignment and Assumption of Lease dated June 24, 1999 by and        Incorporated by reference to
                    among Dao Q. Nguyen, Dominion Homes, Inc., and BRC Properties Inc.   Exhibit 10.5 to the Company's June 30,
                    (formerly Borror Realty Company)                                     1999 Form 10-Q (File No. 0-23270).

10.28               Lease dated November 12, 1997 between Borror Realty Company and      Incorporated by reference to
                    Thomas M. Nguyen and assigned on October 2, 1998 to Dao Q. Nguyen    Exhibit 10.6 to the Company's June 30,
                                                                                         1999 Form 10-Q (File No. 0-23270).

10.29               First Consent Agreement dated August 9, 1999 amending the Loan       Incorporated by reference to
                    Agreement dated May 29, 1998, among Dominion Homes, Inc.,            Exhibit 10.7 to the Company's June 30,
                    Huntington Capital Corp. as Syndicating Agent, Huntington National   1999 Form 10-Q (File No. 0-23270).
                    Bank as Administrative and Issuing Agent and the Lenders listed therein

10.30               First Amendment to Credit Agreement dated September 3, 1999          Incorporated by reference to Exhibit
                    amending the Loan Agreement dated May 29, 1998, among Dominion       10.8 to the Company's September 30,
                    Homes, Inc., Huntington Capital Corp. as Syndicating Agent,          1999 Form 10-Q (File No.0-23270).
                    Huntington National Bank as Administrative and Issuing Agent and
                    the Lenders listed therein

10.31               Lease dated September 29, 1999 between BRC Properties Inc. and       Incorporated by reference to Exhibit
                    Dominion Homes, Inc.                                                 10.9 to the Company's September 30,
                                                                                         1999 Form 10-Q (File No. 0-23270).

10.32               Agreement For Services dated November 5, 1999 between Homebuilders   Incorporated by reference to Exhibit
                    Financial Network, Inc. and Dominion Homes, Inc.                     10.10 to the Company's September 30,
                                                                                         1999 Form 10-Q (File No. 0-23270).

10.33               Second Consent and Modification to Credit Agreement dated December   Incorporated by reference to Exhibit
                    30, 1999 among Dominion Homes, Inc., Huntington Capital Corp. as     10.39 to the Company's December 31,
                    Syndicating Agent, Huntington National Bank as Administrative and    1999 Form 10-K (File No. 0-23270).
                    Issuing Agent and the Lenders listed therein.

10.34               Lease dated February 21, 2000 between BRC Properties Inc. and        Incorporated by reference to Exhibit
                    Dominion Homes                                                       10.40 to the Company's December 31,
                                                                                         1999 Form 10-K (File No. 0-23270).

10.35               Second Amendment to Credit Agreement dated May 26, 2000              Incorporated by reference to Exhibit
                                                                                         10 to the Company's June 30, 2000 Form
                                                                                         10-Q.

10.36               Third Amendment to Credit Agreement dated October 31, 2000           Filed herewith

10.37*              Stock Option Agreement, dated April 27, 2000, between Dominion       Filed herewith
                    Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the
                    Company and its other outside, independent directors, Gerald Mayo and C. Ronald Tilley.

21                  Subsidiaries                                                         Incorporated by reference to Exhibit
                                                                                         21 to the Company's December 31, 1999
                                                                                         Form 10-K (File No. 0-23270).

23                  Consent of PricewaterhouseCoopers LLP Independent Public             Filed herewith.
                    Accountants

-------------
* Indicates management contracts, compensatory plans or other arrangements.