Form 10-Q
period 2001-03-31
DOMINION HOMES INC
filed 2001-05-14
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
           ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                                   43017-0766
                                   ----------
                                   (Zip Code)

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

                  Yes X               No ____
                     ---

Number of common shares outstanding as of May 11, 2001: 6,383,531

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DOMINION HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                    March 31,       December 31,
                                                                                      2001              2000
                                                                                   (Unaudited)
                                                                                  ------------     -------------
                                     ASSETS

Cash and cash equivalents                                                         $     2,389      $     2,106
Notes and accounts receivable, net:
     Trade                                                                                122              314
     Due from financial institutions for residential closings                           1,403              712
Real estate inventories:
     Land and land development costs                                                  114,141          113,186
     Homes under construction                                                          88,271           65,562
     Other                                                                              4,781            4,619
                                                                                  -----------      -----------
         Total real estate inventories                                                207,193          183,367
                                                                                  -----------      -----------
Prepaid expenses and other                                                              4,326            5,746
Deferred income taxes                                                                   3,504            2,967
Property and equipment, at cost                                                        10,927           10,657
     Less accumulated depreciation                                                     (5,099)          (4,676)
                                                                                  ------------     ------------
         Net property and equipment                                                     5,828            5,981
                                                                                  -----------      -----------
              Total assets                                                        $   224,765      $   201,193
                                                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                           $     6,408      $     5,808
Deposits on homes under contract                                                        2,373            1,804
Accrued liabilities                                                                    19,185           16,889
Note payable, banks                                                                   125,373          105,701
Term debt                                                                               2,999            3,103
                                                                                  -----------      -----------
         Total liabilities                                                            156,338          133,305
                                                                                  -----------      -----------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
         6,408,877 shares issued and 6,383,877 shares outstanding on March 31,
         2001 and 6,407,227 shares issued
         and 6,382,227 shares outstanding on December 31, 2000                         31,611           31,611
     Deferred compensation                                                               (359)            (376)
     Retained earnings                                                                 37,988           36,825
     Accumulated other comprehensive loss                                                (641)
     Treasury stock                                                                      (172)            (172)
                                                                                  ------------     ------------
         Total shareholders' equity                                                    68,427           67,888
                                                                                  -----------      -----------
              Total liabilities and shareholders' equity                          $   224,765      $   201,193
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

                              DOMINION HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                             March 31,

                                                                                      2001              2000
                                                                                  -------------    ---------

Revenues                                                                              $67,362          $62,218
Cost of real estate sold                                                               52,147           50,219
                                                                                    ---------        ---------
Gross profit                                                                           15,215           11,999
Selling, general and administrative                                                    10,713            8,968
                                                                                    ---------        ---------
Income from operations                                                                  4,502            3,031
Interest expense                                                                        2,496            1,756
                                                                                    ---------        ---------
     Income before income taxes                                                         2,006            1,275
Provision for income taxes                                                                843              518
                                                                                    ---------         --------
     Net income                                                                    $    1,163        $     757
                                                                                   ==========        =========
Earning per share

     Basic                                                                             $0.18            $0.12
                                                                                   ==========       =========
     Diluted                                                                           $0.18            $0.12
                                                                                   ==========       =========
Weighted average shares outstanding
     Basic                                                                         6,353,180        6,361,349
                                                                                   =========        =========
     Diluted                                                                       6,554,808        6,466,313
                                                                                   =========        =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              DOMINION HOMES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                 Deferred Compensation
                                                 ---------------------
                                                                                         Accum. Other
                                       Common                   Trust      Retained      Comprehensive     Treasury
                                       Shares    Liability     Shares      Earnings      Income (Loss)       Stock      Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             $ 31,611       $ 928      $ (1,304)   $ 36,825                         $ (172)   $ 67,888

Cummulative effect of adopting
    accounting principle                                                                      $ 94                            94
                                       --------       -----      --------    --------       ------            ------    --------

Balance, January 1, 2001, as
    adjusted                             31,611         928        (1,304)     36,825           94              (172)     67,982

Net Income                                                                      1,163                                      1,163

Unrealized hedging loss, net
    of deferred taxes                                                                          (735)                        (735)
                                                                                                                      ----------
Comprehensive income                                                                                                         428
                                                                                                                      ----------
Treasury shares:
    Deferred compensation                              (126)          126                                                      -

Deferred compensation                                    17                                                                   17


---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                $ 31,611       $ 819      $ (1,178)   $ 37,988       $ (641)           $ (172)   $ 68,427
---------------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      2001              2000
                                                                                  -------------    ---------

Cash flows from operating activities:
     Net income                                                                   $     1,163      $       757
     Adjustments to reconcile net income to cash
     used in operating activities:
         Depreciation and amortization                                                    566              453
         Issuance of common shares for compensation                                                         51
         Reserve for real estate inventories                                                                18
         Deferred income taxes                                                            (79)            (144)
         Changes in assets and liabilities:
              Notes and accounts receivable                                              (499)            (596)
              Real estate inventories                                                 (23,826)         (14,403)
              Prepaid expenses and other                                                1,249             (735)
              Accounts payable                                                            600              180
              Deposits on homes under contract                                            569              317
              Accrued liabilities                                                       1,240            1,295
                                                                                  -----------      -----------
                  Net cash used in operating activities                               (19,017)         (12,807)
                                                                                  ------------     ------------
Cash flows from investing activities:
     Proceeds from sale of property and equipment                                          39               43
     Purchase of property and equipment                                                  (307)            (695)
                                                                                  ------------     ------------
                  Net cash used in investing activities                                  (268)            (652)
                                                                                  ------------     ------------
Cash flows from financing activities:
     Payments on note payable banks                                                   (59,344)         (51,659)
     Proceeds from note payable banks                                                  79,016           65,776
     Payments on term debt                                                                                (361)
     Payments on capital lease obligations                                               (104)             (95)
     Common shares purchased or redeemed                                                                  (132)
                                                                                  -----------      ------------
                  Net cash provided by financing activities                            19,568           13,529
                                                                                  -----------      -----------

         Net change in cash and cash equivalents                                          283               70
Cash and cash equivalents, beginning of period                                          2,106            2,862
                                                                                  -----------      -----------
         Cash and cash equivalents, end of period                                 $     2,389      $     2,932
                                                                                  ===========      ===========

Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)                                   $       242      $      (219)
                                                                                  ===========      ============
     Income taxes paid                                                            $     1,000      $       900
                                                                                  ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2000 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the December 31, 2000 audited annual financial statements of Dominion Homes, Inc. (the "Company") contained in its December 31, 2000 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       RECLASSIFICATION

         Certain prior period information has been reclassified to conform to the current period presentation.

3.   CAPITALIZED INTEREST

         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As lots are transferred to homes under construction, the interest capitalized on the lots during the land development period is included as a cost of the land. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $4.8 million and $3.9 million at March 31, 2001 and March 31, 2000, respectively. The following table summarizes the activity with respect to capitalized interest:


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    2001                2000
                                                                                -------------      ---------

     Interest incurred                                                          $   2,671,000      $   2,291,000
     Interest capitalized                                                          (1,688,000)        (1,533,000)
                                                                                --------------     --------------
     Interest expensed directly                                                       983,000            758,000

     Previously capitalized interest charged to interest expense                    1,513,000            998,000
                                                                                --------------     --------------
         Total interest expense                                                 $   2,496,000      $   1,756,000
                                                                                =============      =============

4.   NOTE PAYABLE, BANKS

         The Company is currently operating under a $150 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on May 29, 1998 and is described in the Company's Form 10-K for the year ended December 31, 2000. The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $60 million of borrowings under the Facility. The interest rate swap contracts mature between May 6, 2003 and March 8, 2004 and fix interest rates between 5.16% and 5.98%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly.

         As of March 31, 2001, the Company was in compliance with Facility covenants and had $16.0 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

5.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company's interest rate risk management strategy uses derivative instruments to minimize earnings fluctuations caused by interest rate volatility associated with the Company's variable rate debt. The derivative financial instruments used to meet the Company's risk management objectives are interest rate swaps. The Company seeks to limit the notional amount of interest rate swap agreements to 50% of its outstanding debt.

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133, which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 are collectively referred to herein as "SFAS 133."

         In adopting SFAS 133, the Company has designated its interest rate swaps as cash flow hedges. The after tax fair value of the swap contracts at the date of adoption was $94,000. The fair value of the swaps at the date of adoption of SFAS 133 together with changes in their fair value in subsequent periods are recognized in other comprehensive income or loss until such time as the swap contracts mature or are otherwise disposed. Other comprehensive income or loss is reflected as a component of shareholders' equity in the accompanying balance sheets. The fair value of swap contracts is impacted by the changing interest rate environment among other factors. During the quarter ended March 31, 2001, interest rates declined significantly causing an unrealized after tax loss on the swap contracts of approximately $735,000. Future changes in interest rates will cause unrealized gains or losses to occur and such amounts will be adjusted through other comprehensive income or loss as long as the effectiveness of the hedge is maintained. The Company has recognized a corresponding accrued liability for the estimated fair value of the interest rate swap agreements of approximately $1,100,000 at March 31, 2001.

        In accordance with the provisions of FAS 133, the Company recorded the following adjustments in accumulated other comprehensive loss as of March 31, 2001:

     Fair value of hedging instruments upon transition, net of
        deferred taxes of $67,000                                                       $  94,000
     Unrealized losses on cash flow hedges during the period, net
        of deferred taxes of $525,000                                                    (735,000)
                                                                                        ---------
     Accumulated other comprehensive loss at March 31, 2001, net of
        deferred taxes of $458,000                                                      $(641,000)
                                                                                        ----------



        The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedging transactions. An assessment is made at the hedging transaction's inception and on an ongoing basis to determine whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company believes the swaps have been effective in achieving the risk management objectives for which they were intended since inception and will continue to be effective for the remaining term of the contract. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. For the period ending March 31, 2001, no gain or loss has been recognized in earnings as no amount of the cash flow hedges have been determined to be ineffective.

        Should it be determined that a derivative is not highly effective or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. This will occur when (1) offsetting changes in the fair value or cash flows of the hedged items are no longer effective; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designation of the derivative as a hedged instrument is no longer appropriate. When hedge accounting is discontinued because an interest rate swap qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the interest rate swap at the time of termination remains in accumulated other comprehensive income and is recognized as an adjustment to interest expense over the original contract term. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

6.   EARNINGS PER SHARE

         A reconciliation of the weighted average shares used in basic and diluted earnings per share is as follows:


                                                                       Three Months Ended
                                                                            March 31,
                                                                      2001              2000
                                                                  -----------          -------
     Weighted average shares outstanding
       during the period                                           6,353,180           6,361,349
     Assuming exercise of options                                    201,628             104,964
                                                                  ----------          ----------

     Weighted average shares outstanding
       used for diluted earnings per share                         6,554,808           6,466,313
                                                                   =========           =========



7.   LEGAL PROCEEDINGS

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net income for the three months ended March 31, 2001 increased 54% to $1.2 million, or $.18 per diluted share, from $757,000, or $.12 per diluted share, during the same period a year ago. Revenues for first quarter 2001 increased 8% to $67.4 million, based on 347 closings, compared to revenues of $62.2 million, based on 359 closings, during first quarter 2000. First quarter 2000 revenues included $3.3 million from the closing of 19 homes that were leased back by the Company for use as model homes. The average price of homes that closed during first quarter 2001 increased to $191,700 from $173,000 during first quarter 2000.

     Net income for first quarter 2001 improved principally due to a $3.2 million increase in gross profit to $15.2 million from $12.0 for first quarter 2000. As a percentage of revenues, gross profit increased to 22.6% during first quarter 2001 compared to 19.3% for the same period a year ago. The increase in gross profit was partially offset by a $1.7 million, or 1.5%, increase in selling, general and administrative expenses and a $740,000, or a .9%, increase in interest expense. Gross profit increased due to the higher average price of the homes that closed during the period and lower customer financing costs paid by the Company due to declining interest rates. During first quarter 2000 the sale and leaseback of 19 model homes reduced the gross profit margin by approximately 1.0% because income on the sale was deferred and recognized over the life of the leases. The $1.7 million increase in selling, general and administrative expense is the result of the operating costs of the Company's new mortgage services subsidiary and the Company's recently-introduced Independence series of homes, the expansion of operations in Louisville, Kentucky and an increase in variable selling, general and administrative expenses. The $740,000 increase in interest expense during first quarter 2001 was due to higher borrowings under the Company's revolving line of credit and a higher weighted average rate of interest. The additional revolving line of credit borrowings during first quarter 2001 were used principally to fund higher levels of home construction.

     New home contracts during the first three months of 2001 increased 16% to 706 contracts, with a sales value of $133.3 million, from 608 contracts, with a sales value of $110.3 million, during the first three months of 2000. The Company had record 1,136 homes in backlog at March 31, 2001, with an aggregate sales value of $221.0 million, compared to 1,039 homes in backlog, with an aggregate sales value of $190.0 million, at March 31, 2000. The average sales price of homes in backlog at March 31, 2001 increased to $195,000 from $183,000 at March 31, 2000.

     The Company recently introduced the "Independence" series of homes that is designed to appeal to first time homebuyers at a price point below its Century series of homes. The Independence series of homes has been well received by the Company's customers. The operations in Louisville, Kentucky continued to expand during first quarter 2001 and continued to meet the Company's expectations. The mortgage financing services company is currently servicing the majority of the Company's sales and provided incremental earnings to the Company during first quarter 2001.

COMPANY OUTLOOK

     The Company anticipates that the year 2001 will be a record year and that diluted earnings per share for 2001 will exceed the previous annual record of $1.46 earnings per share. The Company expects improved earnings for 2001 based on its record first quarter 2001 earnings and its March 31, 2001 backlog of sales contracts that includes over 1,100 homes with a sales value of over $220 million. This expectation could change if the local economy suffers a significant decline during the year, causing a higher than historical rate of sales contract cancellations.

     The Company expects to have the highest level of construction activity in its history during the second half of 2001. This high level of construction activity is caused by the large number of homes it is building and the increased average cost of those homes. Consequently, the Company has applied for an increase in the borrowing capacity under its existing bank credit facility, which it expects to be approved by the banks prior to the end of May 2001.
The increased credit facility will have a capacity of $175 million, an increase of $25 million over the existing capacity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in this report under the captions "Company Outlook" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the following risks and uncertainties: real or perceived adverse economic conditions, an increase in mortgage interest rates, changes in mortgage finance programs, increases in the cost of acquiring and developing land, mortgage commitments that expire prior to homes being delivered, entry into the mortgage financing services business, the Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions, delays or adverse decisions in the zoning, permitting subdivision platting or inspection processes, adverse decisions or changes in requirements by environmental agencies, the effect of changing consumer tastes on the market acceptance for the Company's products, the impact of competitive products and pricing, the effect of shortages or increases in the costs of materials, subcontractors, labor and financing, the continued availability of credit on favorable terms, the commencement or outcome of litigation, the impact of changes in government regulation, and the other risks described in the Company's December 31, 2000 Form 10-K.

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

     The following table sets forth certain data for each of the last eight quarters:


             THREE                                        SALES                                 BACKLOG
             MONTHS                     REVENUES         CONTRACTS  (1)       CLOSINGS      (AT PERIOD END)
             ENDED                  (IN THOUSANDS)       (IN UNITS)          (IN UNITS)        (IN UNITS)
     =======================================================================================================


    June 30, 1999                   $72,795                  412                 436              849
    Sept. 30, 1999                  $73,067                  404                 428              825
    Dec. 31, 1999                   $78,941                  411                 446              790
    Mar. 31, 2000                   $62,218                  608                 359            1,039
    June 30, 2000                   $76,492                  420                 443            1,016
    Sept. 30, 2000                  $87,547                  353                 482              887
    Dec. 31, 2000                  $100,158                  404                 514              777
    Mar. 31, 2001                   $67,362                  706                 347            1,136


----------
(1) net of cancellations


      At March 31, 2001, the aggregate sales value of homes in backlog was $221.0 million compared to $189.9 million at March 31, 2000. The average sales value of homes in backlog at March 31, 2001 increased to $195,000 compared to $183,000 at March 31, 2000.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          2001             2000
                                                                                      -----------       ---------

     Revenues................................................................             100.0%           100.0%
     Cost of real estate sold................................................              77.4             80.7
                                                                                      ---------         --------
         Gross profit........................................................              22.6             19.3
     Selling, general and administrative expenses............................              15.9             14.4
                                                                                      ---------         --------
         Income from operations..............................................               6.7              4.9
     Interest expense........................................................               3.7              2.8
                                                                                      ---------         --------
     Income before income tax ...............................................               3.0              2.1
     Income tax provision ...................................................               1.3               .9
                                                                                      ---------            -----
         Net income .........................................................               1.7%             1.2%
                                                                                      =========         ========


     FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

     REVENUES. Revenues for first quarter 2001 were $67.4 million compared to $62.2 million for first quarter 2000. The Company closed 347 homes during first quarter 2001 compared to 359 homes during first quarter 2000. Included in the 359 first quarter 2000 closings were 19 homes, with a sales value of $3.3 million, sold and leased back by the Company for use as model homes. The principal reason for the increase in first quarter 2001 revenues was an increase in the average price of homes delivered in first quarter 2001 compared to first quarter 2000. During first quarter 2001 the average price of homes delivered increased to $191,700 compared to $173,000 during first quarter 2000, an increase of 10.8%. The increase in average delivered home price during first quarter 2001 reflects the higher FHA lending limits, customer preference for larger and more expensive homes and the higher cost of home building components, particularly land costs.

     GROSS PROFIT. Gross profit for first quarter 2001 was $15.2 million compared to $12.0 million for first quarter 2000. The gross profit margin was 22.6% for first quarter 2001 compared to 19.3% for first quarter 2000. The principal reasons for the improvement in gross profit during first quarter 2001 were the higher average price of homes that closed during the quarter and lower mortgage contributions paid by the Company due to declining interest rates. Also, the sale and leaseback of 19 model homes reduced the gross profit margin by approximately 1.0% during first quarter 2000 because income on the sale of these homes is deferred and recognized in subsequent periods rather than when closed.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for first quarter 2001 increased to $10.7 million from $9.0 million for first quarter 2000. This $1.7 million increase in selling, general and administrative expense is the result of the operating costs of the Company's new mortgage services subsidiary and the Company's recently-introduced Independence series of homes, the expansion of operations in Louisville, Kentucky and an increase in variable selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expense for first quarter 2001 increased to 15.9% from 14.4% for first quarter 2000.

     INTEREST EXPENSE. Interest expense for first quarter 2001 increased to $2.5 million from $1.8 million for first quarter 2000. Interest expense was higher in first quarter 2001 than first quarter 2000 due to higher average borrowings on the revolving line of credit and a higher weighted average interest rate. Net interest capitalized during first quarter 2001 was $360,000 less than during first quarter 2000. The average revolving line of credit borrowings outstanding were $116.4 million and $104.6 million for first quarter 2001 and 2000, respectively. The weighted average rate of interest under the Company's revolving line of credit was 8.2% for first quarter 2001 compared to 8.0% for first quarter 2000. As a percentage of revenues, interest expense for first quarter 2001 increased to 3.7% from 2.8% for first quarter 2000.

     PROVISION FOR INCOME TAXES. Income tax expense for first quarter 2001 was $843,000 compared to $518,000 for first quarter 2000. The Company's estimated annual effective tax rate was 42.0% for first quarter 2001 and 40.6% for first quarter 2000.

SOURCES AND USES OF CASH

     FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000:

     The Company invested $19.0 million of additional cash in operations during first quarter 2001 compared to $12.8 million invested during first quarter 2000. The principal reason for the additional investment was to fund growth in real estate inventories. During first quarter 2001, $22.7 million of the $23.8 million increase in investment real estate inventories was to fund homes under construction. During first quarter 2000, $10.1 million of the $14.4 million increase in real estate inventories was used to fund homes under construction. Net cash used in investing activities during first quarter 2001 was $268,000 compared to $652,000 during first quarter 2000. The Company used additional financing of $19.6 million during first quarter 2001 compared to $13.5 million during first quarter 2000, principally to fund increased investment in real estate inventories.

REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At March 31, 2001, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 8,000 lots, including 600 lots in Louisville, Kentucky. The Company controlled through option agreements 7,300 additional lots, including 500 lots in Louisville, Kentucky. During first quarter 2001, the Company exercised options to purchase 1,076 lots, including 183 lots in Louisville, Kentucky. Option agreements expire at varying dates through April 2009. The Company's decision to exercise any particular option or to otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

     Real estate inventories increased to $207.2 million at March 31, 2001 from $183.4 million at December 31, 2000, a $23.8 million increase during first quarter 2001. The $23.8 million increase in real estate inventories included increases in homes under construction inventories of $22.7 million, land and land development inventories of $955,000 and lumber and building supply inventories of $162,000. The Company's increased inventory of homes under construction is seasonal in nature and will continue through the peak building months. The growth in homes under construction inventories also reflects the larger number of homes the Company has under construction and the increased costs associated with the more expensive homes the Company is selling.

     On March 31, 2001, the Company had 150 single family inventory homes in various stages of construction, which represented an aggregate investment of $11.7 million. At March 31, 2000, the Company had 97 inventory homes, in various stages of construction, which represented an aggregate investment of $6.3 million. Inventory homes are not reflected in sales or backlog.

SELLER-PROVIDED DEBT

     The Company reduced seller-provided term debt to $1.5 million at March 31, 2001 from $2.4 million at March 31, 2000. Interest rates on the seller-provided term debt range from 6.5% to 8.0%.

LAND PURCHASE COMMITMENTS

     On March 31, 2001, the Company had commitments to purchase residential lots and unimproved land at an aggregate cost of $38.4 million, net of $2.9 million in good faith deposits. The purchase of this land will take place over several years or may not happen at all due to circumstances such as an inability to obtain adequate zoning or as a result of voter opposition to land development. On March 31, 2001, the Company also had $46.7 million of cancelable obligations to purchase residential lots and unimproved land, net of $2.4 million in good faith deposits. The Company expects to fund its land acquisition and development obligations from internally generated cash and from the borrowing capacity it expects to have available under its bank credit facility. The Company has the ability to delay or terminate with minimal cost many of its purchase obligations. In addition, many of the purchase contracts contain contingencies that delay the completion of the contracts or prevent the contracts from being completed.

CREDIT FACILITIES

     The Company is currently operating under a $150 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on May 29, 1998 and is described in the Form 10-K for the year ended December 31, 2000. The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $60 million of borrowings under the Facility. The interest rate swap contracts mature between May 6, 2003 and March 8, 2004 and fix interest rates between 5.16% and 5.98%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. The fair value of the interest rate swaps was a negative $1.1 million at March 31, 2001.

     As of March 31, 2001, the Company was in compliance with Facility covenants and had $16.0 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the credit Facility could increase, depending on the Company's utilization of the proceeds.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

     The Company has entered into four interest rate swap contracts with aggregate notional amounts of $60 million, as reflected in the table below.
The Company enters into interest rate swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with the Company's variable rate debt. Interest rate swap contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under interest rate swap contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt, after the effect of interest rate swap contracts has been considered, is maintained at approximately 50% of total borrowings under the revolving line of credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes. The interest rate swaps are more fully described below:


                  AMOUNT DEBT               START DATE                 MATURITY DATE        FIXED RATE
                  -----------               ----------                 -------------        ----------

                  $10 million               May 6, 1998                May 6, 2003             5.96%
                  $20 million               Dec. 14, 2001              Jan. 12, 2004           5.98%
                  $20 million               Jan. 12, 2001              Jan. 12, 2004           5.62%
                  $10 million               Mar. 8, 2001               Mar. 8, 2004            5.16%


     The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at March 31, 2001, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin ranging from 1.75% to 2.25%. All amounts are reflected in U.S. Dollars (thousands).


                                                                                    TOTAL                FAIR VALUE
                                                                                   MARCH 31               MARCH 31
                                                                                   --------               --------
                                  2001       2002       2003        2004        2001       2000        2001       2000
                                  ----       ----       ----        ----        ----       ----        ----       ----
LIABILITIES
   Variable rate                $126,522   $126,522   $126,522   $126,522    $126,522    $106,425   $126,522    $106,425
   Average interest rate                                             6.75%       6.75%       6.75%
INTEREST-RATE DERIVATIVES
   Notional amount              $60,000    $60,000    $60,000    $50,000     $60,000     $30,000     ($1,100)       $444
   Average pay rate                5.72%      5.72%      5.72%      5.67%       5.72%       5.87%
   Average receive rate            7.13%      7.13%      7.13%      7.13%       7.13%       6.75%


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

                                             DOMINION HOMES, INC.
                                             (Registrant)

Date:    May 11, 2001                        By:    /s/Douglas G. Borror
                                                    --------------------
                                                    Douglas G. Borror
                                                    Duly Authorized Officer

Date:    May 11, 2001                        By:    /s/Jon M. Donnell
                                                    -----------------
                                                    Jon M. Donnell
                                                    Duly Authorized Officer

Date:    May 11, 2001                        By:    /s/Peter J. O'Hanlon
                                                    --------------------
                                                    Peter J. O'Hanlon
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

2.2                 Form of First Amendment to Corporate Exchange and Subscription       Incorporated by reference to
                    Agreement                                                            Exhibit 2.2 to Form S-1.

3.1(a)              Amended and Restated Articles of Incorporation of Dominion Homes,    Incorporated by reference to
                    Inc., as filed with the Ohio Secretary of State on March 4, 1994     Exhibit 4(a)(1) to the Company's
                                                                                         Registration Statement on Form S-8
                                                                                         (File No. 333-26817) as filed with the
                                                                                         Commission on May 9, 1997 (the 1997
                                                                                         "Form S-8").

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
