Form 10-Q
period 2001-06-30
DOMINION HOMES INC
filed 2001-08-13
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           (MARK ONE)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                                     0-23270
                             Commission File Number

                              DOMINION HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Ohio                                 31-1393233
               ----------------------                    -----------------
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

           Yes __X__                                       No ____




Number of common shares outstanding as of August 13, 2001: 6,407,907

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              DOMINION HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                    June 30,        December 31,
                                                                                      2001              2000
                                                                                   (unaudited)
                                                                                  -------------    -------------
                                     ASSETS
Cash and cash equivalents                                                         $     2,665      $     2,106
Notes and accounts receivable, net:
     Trade                                                                                326              314
     Due from financial institutions for residential closings                           1,163              712
Real estate inventories:
     Land and land development costs                                                  123,633          113,186
     Homes under construction                                                          97,290           66,669
     Other                                                                              4,938            4,619
                                                                                  -----------      -----------
         Total real estate inventories                                                225,861          184,474
                                                                                  -----------      -----------
Prepaid expenses and other                                                              5,082            4,639
Deferred income taxes                                                                   3,686            2,967
Property and equipment, at cost                                                        12,003           10,657
     Less accumulated depreciation                                                     (5,530)          (4,676)
                                                                                  ------------     -------------
         Net property and equipment                                                     6,473            5,981
                                                                                  -----------      -----------
              Total assets                                                        $   245,256      $   201,193
                                                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                           $     7,527      $     5,808
Deposits on homes under contract                                                        2,851            1,804
Accrued liabilities                                                                    20,581           16,889
Note payable, banks                                                                   136,246          105,701
Term debt                                                                               6,708            3,103
                                                                                  -----------      -----------
         Total liabilities                                                            173,913          133,305
                                                                                  -----------      -----------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
         6,438,531 shares issued and 6,413,531 shares outstanding on June 30,
         2001 and 6,407,227 shares issued and 6,382,227 shares outstanding on
         December 31, 2000                                                             31,905           31,611
     Deferred compensation                                                               (621)            (376)
     Retained earnings                                                                 40,862           36,825
     Accumulated other comprehensive loss                                                (631)
     Treasury stock                                                                      (172)            (172)
                                                                                  ------------     ------------
         Total shareholders' equity                                                    71,343           67,888
                                                                                  -----------      -----------
              Total liabilities and shareholders' equity                          $   245,256      $   201,193
                                                                                  ===========      ===========



    The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
================================================================================
                                   (UNAUDITED)

                                         Three Months Ended          Six Months Ended
                                               June 30,                 June 30,
                                          2001         2000         2001         2000
                                      ----------   ----------   ----------   ----------

Revenues                              $   90,649   $   76,492   $  158,011   $  138,710
Cost of real estate sold                  70,066       61,189      122,213      111,408
                                      ----------   ----------   ----------   ----------
Gross profit                              20,583       15,303       35,798       27,302
Selling, general and administrative       12,826        9,752       23,539       18,720
                                      ----------   ----------   ----------   ----------
Income from operations                     7,757        5,551       12,259        8,582
Interest expense                           2,800        1,978        5,296        3,734
                                      ----------   ----------   ----------   ----------
     Income before income taxes            4,957        3,573        6,963        4,848

Provision for income taxes                 2,083        1,501        2,926        2,019
                                      ----------   ----------   ----------   ----------
         Net income                   $    2,874   $    2,072   $    4,037   $    2,829
                                      ==========   ==========   ==========   ==========

Earnings per share
         Basic                        $     0.45   $     0.33   $     0.64   $     0.44
                                      ==========   ==========   ==========   ==========
         Diluted                      $     0.44   $     0.32   $     0.62   $     0.44
                                      ==========   ==========   ==========   ==========

Weighted average shares outstanding
         Basic                         6,354,001    6,367,789    6,353,593    6,364,797
                                      ==========   ==========   ==========   ==========
         Diluted                       6,563,561    6,480,897    6,559,306    6,474,012
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

                              DOMINION HOMES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    Deferred Compensation
                                                    ---------------------
                                                                                           Accum. Other
                                          Common                      Trust   Retained     Comprehensive      Treasury
                                          Shares     Liability       Shares   Earnings     Income (Loss)         Stock       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000               $31,611          $928     $(1,304)    $36,825                          $(172)     $67,888

Cummulative effect of
     adopting accounting principle                                                                  $94                         94
                                        ------------------------------------------------------------------------------------------
Balance, January 1, 2001,as
     adjusted                             31,611           928      (1,304)     36,825               94          (172)      67,982

Net income                                                                       4,037                                       4,037

Unrealized hedging loss, net
     of deferred taxes                                                                             (725)                      (725)
                                                                                                                           -------
Comprehensive income                                                                                                         3,312
                                                                                                                           -------
Shares awarded and redeemed                 294           (308)                                                                (14)

Shares distributed from trust
     for deferred compensation                            (149)        149                                                      -

Deferred compensation                                       63                                                                  63
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                   $31,905          $534     $(1,155)    $40,862            $(631)        $(172)     $71,343
==================================================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
================================================================================

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      2001              2000
                                                                                  -------------    -------------

Cash flows from operating activities:
     Net income                                                                   $     4,037      $     2,829
     Adjustments to reconcile net income to cash
       used in operating activities:
         Depreciation and amortization                                                  1,012              997
         Issuance of common shares for compensation                                                         46
         Reserve for real estate inventories                                                               210
         Deferred income taxes                                                           (193)            (144)
         Changes in assets and liabilities:
              Notes and accounts receivable                                              (463)            (977)
              Real estate inventories                                                 (37,637)         (20,872)
              Prepaid expenses and other                                                 (343)          (3,133)
              Accounts payable                                                          1,719             (614)
              Deposits on homes under contract                                          1,047              794
              Accrued liabilities                                                       2,606            2,156
                                                                                  -----------      -----------
                  Net cash used in operating activities                               (28,215)         (18,708)
                                                                                  ------------     ------------
Cash flows from investing activities:
     Proceeds from sale of property and equipment                                          38               43
     Purchase of property and equipment                                                (1,183)            (800)
                                                                                  ------------     ------------
                  Net cash used in investing activities                                (1,145)            (757)
                                                                                  ------------     ------------
Cash flows from financing activities:
     Proceeds from note payable, banks                                                168,211          140,464
     Payments on note payable banks                                                  (137,666)        (120,359)
     Prepaid loan fees                                                                   (271)            (275)
     Payments on term debt                                                               (167)            (361)
     Payments on capital lease obligations                                               (174)            (193)
     Common shares purchased or redeemed                                                  (14)            (132)
                                                                                  -----------      ------------
                  Net cash provided by financing activities                            29,919           19,144
                                                                                  -----------      -----------

         Net change in cash and cash equivalents                                          559             (321)
Cash and cash equivalents, beginning of period                                          2,106            2,862
                                                                                  -----------      -----------
         Cash and cash equivalents, end of period                                 $     2,665      $     2,541
                                                                                  -----------      -----------

Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)                                   $       336      $       320
                                                                                  -----------      -----------
     Income taxes paid                                                            $     3,549      $     2,511
                                                                                  ===========      ===========
     Land acquired by seller financing                                            $     3,750      $       321
                                                                                  ===========      ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------
         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2000 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the December 31, 2000 audited annual financial statements of Dominion Homes, Inc. (the "Company") contained in its December 31, 2000 Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   CAPITALIZED INTEREST
     --------------------
         Interest is capitalized on land during the development period and on housing construction costs during the construction period. As lots are transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land. Capitalized interest related to housing construction costs are included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $4.8 million and $4.3 million at June 30, 2001 and June 30, 2000, respectively. The following table summarizes the activity with respect to capitalized interest:

                                            Three Months Ended              Six Months Ended
                                                 June 30,                       June 30,
                                           2001           2000           2001           2000
                                       -----------    -----------    -----------    -----------

     Interest incurred                 $ 2,814,000    $ 2,471,000    $ 5,485,000    $ 4,763,000
     Interest capitalized               (1,775,000)    (1,651,000)    (3,463,000)    (3,184,000)
                                       -----------    -----------    -----------    -----------
         Interest expensed directly      1,039,000        820,000      2,022,000      1,579,000

     Previously capitalized interest
       charged to interest expense       1,761,000      1,158,000      3,274,000      2,155,000
                                       -----------    -----------    -----------    -----------
         Total interest expense        $ 2,800,000    $ 1,978,000    $ 5,296,000    $ 3,734,000
                                       ===========    ===========    ===========    ===========

3.   NOTE PAYABLE, BANKS
     -------------------


         The Company increased its Senior Unsecured Revolving Credit Facility ("the Facility") to $175 million from $150 million on May 23, 2001. The Company also modified certain Facility covenants to eliminate a reduction in the uncommitted land to tangible net worth ratio that was scheduled to go into effect January 1, 2002 and to eliminate a restriction on the amount of investment the Company was allowed to make in Louisville, Kentucky. The original Facility was executed on May 29, 1998 and is described in the Form 10-K for the year ended December 31, 2000.

         The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $60 million of borrowings under the Facility. The interest rate swap contracts mature between May 6, 2003 and March 8, 2004 and fix interest rates between 5.16% and 5.98%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. The fair value of the interest rate swaps was a negative $1.2 million at June 30, 2001.

         As of June 30, 2001, the Company was in compliance with the Facility covenants and had $18.0 million available under its Facility, after adjusting for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

4.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     ---------------------------------------------

         The Company's interest rate risk management strategy uses derivative instruments to minimize earnings fluctuations caused by interest rate volatility associated with the Company's variable rate debt. The derivative financial instruments used to meet the Company's risk management objectives are interest rate swaps. The Company seeks to maintain the notional amount of interest rate swap agreements at approximately 50% of its outstanding debt.

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

         In adopting SFAS 133, the Company has designated its interest rate swaps as cash flow hedges. The after tax fair value of the swap contracts at the date of adoption was $94,000. The fair value of the swaps at the date of adoption of SFAS 133 together with changes in their fair value in subsequent periods are recognized in other comprehensive income or loss until such time as the swap contracts mature or are otherwise disposed of. Other comprehensive income or loss is reflected as a component of shareholders' equity in the accompanying balance sheets. The fair value of swap contracts is impacted by, among other factors, the changing interest rate environment. During the six months ended June 30, 2001, interest rates declined significantly causing an unrealized after tax loss on the swap contracts of approximately $725,000. Future changes in interest rates will cause unrealized gains or losses to occur and such amounts will be adjusted through other comprehensive income or loss as long as the effectiveness of the hedge is maintained. The Company has recognized a corresponding accrued liability for the estimated fair value of the interest rate swap agreements of approximately $1.2 million at June 30, 2001.

         In accordance with the provisions of SFAS 133, the Company recorded the following adjustments in accumulated other comprehensive loss as of June 30, 2001:

     Fair value of hedging instruments upon transition, net of
         deferred taxes of $67,000                                                    $   94,000
     Unrealized losses on cash flow hedges during the period, net
         of deferred taxes of $593,000                                                  (725,000)
                                                                                      ----------
     Accumulated other comprehensive loss at June 30, 2001, net of
         Deferred taxes of $526,000                                                   $ (631,000)
                                                                                      ----------

         The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedging transactions. An assessment is made at the hedging transaction's inception and on an ongoing basis to determine whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company believes the swaps have been effective in achieving the risk management objectives for which they were intended since inception and will continue to be effective for the remaining term of the contract. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. For the three and six months ending June 30, 2001, no gain or loss has been recognized in earnings as no amount of the cash flow hedges have been determined to be ineffective.

         Should it be determined that a derivative is not highly effective or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. This will occur when (1) offsetting changes in the fair value or cash flows of the hedged items are no longer effective; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designation of the derivative as a hedged instrument is no longer appropriate. When hedge accounting is discontinued because an interest rate swap qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the interest rate swap at the time of termination remains in accumulated other comprehensive income or loss and is recognized as an adjustment to interest expense over the original contract term. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.


5.   EARNINGS PER SHARE
     ------------------

         A reconciliation of the weighted average shares used in basic and diluted earnings per share is as follows:

                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                   2001        2000        2001        2000
                                                 ---------   ---------   ---------   ---------
     Weighted average shares outstanding
          during the period                      6,354,001   6,367,789   6,353,593   6,364,797
     Assuming exercise of options                  209,560     113,108     205,713     109,215
                                                 ---------   ---------   ---------   ---------

     Weighted average shares outstanding
         adjusted for common share equivalents   6,563,561   6,480,897   6,559,306   6,474,012
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net income for the three months ended June 30, 2001 increased 38% to $2.9 million, or $.44 per diluted share, from $2.1 million, or $.32 per diluted share, for the previous year. Revenues for second quarter 2001 increased 18% to $90.6 million, based on 466 closings, compared to revenues of $76.5 million, based on 443 closings, for second quarter 2000. The improved revenues in the most recent quarter were due to the larger number of homes that closed and an increase in the average price of those homes. The average price of homes closed in second quarter 2001 rose to approximately $195,000 from $172,000 in second quarter 2000. Gross profit for second quarter 2001 rose to $20.6 million, or 22.7% of revenues, from $15.3 million, or 20.0% of revenues, for second quarter 2000. Gross profit increased principally due to the higher average price of homes that closed during the period, increased mortgage placement revenues and lower customer financing costs paid by the Company due to declining mortgage rates. Second quarter revenues and gross profit were partially offset by a $3.1 million increase in selling, general and administrative expenses and a $822,000 increase in interest expense. Selling, general and administrative expenses increased principally due to the variable cost associated with selling a larger number of homes, as well as more expensive homes and the general and administrative expenses of the Company's new mortgage financing services subsidiary. Interest expense for second quarter 2001 increased over the previous year due to higher levels of borrowing caused by increased investment in homes under construction of $30.6 million and land and land development costs of $10.5 million.

     The Company sold 589 homes in second quarter 2001, representing a sales value of $109.6 million, compared to 420 homes, representing a sales value of $76.9 million, sold in the same period of the previous year. Home contracts in backlog increased 23.9% to 1,259 at June 30, 2001 from 1,016 at June 30, 2000. The aggregate sales value of the Company's homes in backlog at June 30, 2001 increased to $242.7 million from $192.2 million at June 30, 2000. The average sales price of homes in backlog at June 30, 2001 increased to $192,766 from $189,168 at June 30, 2000.


COMPANY OUTLOOK

     The Company believes that annual financial results for 2001 will be the best in its history and will result in record revenues and net income. The Company is well positioned in the second half of the year to close a record number of homes, with both revenues and gross profit expected to remain strong. Gross profit as a percentage of revenues however is not expected to remain at its current level due to stabilizing mortgage rates for its customers and the Company's recently-introduced lower priced series of homes. Falling mortgage rates positively impact the Company because interest rates locked at the time of contract are less expensive at the time of home delivery. Stabilized mortgage rates do not provide this savings opportunity. The Company's recently-introduced Independence series of homes, which the Company offers at prices starting at $99,800, is selling well because of its affordability but does not provide the Company with as much gross profit as its other series of homes. The Company believes the introduction of the Independence series allows it to sell to customers that could not otherwise afford its homes and it does not expect the Independence series to materially impact sales of its larger or more expensive homes.

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

     The following table sets forth certain data for each of the last eight quarters:

        THREE                                               SALES                                      BACKLOG
        MONTHS                      REVENUES             CONTRACTS (1)         CLOSINGS            (AT PERIOD END)
        ENDED                    (IN THOUSANDS)           (IN UNITS)          (IN UNITS)             (IN UNITS)
====================================================================================================================
    Sept. 30, 1999                  $73,067                  404                 428                     825
    Dec. 31, 1999                   $78,941                  411                 446                     790
    Mar. 31, 2000                   $62,218                  608                 359                   1,039
    June 30, 2000                   $76,492                  420                 443                   1,016
    Sept. 30, 2000                  $87,547                  353                 482                     887
    Dec. 31, 2000                  $100,158                  404                 514                     777
    Mar. 31, 2001                   $67,362                  706                 347                   1,136
    June 30, 2001                   $90,649                  589                 466                   1,259

----------
(1) net of cancellations


        At June 30, 2001, the aggregate sales price of homes in backlog was $242.7 million compared to $192.2 million at June 30, 2000. The average sales price of homes in backlog at June 30, 2001 increased to $192,766 from $189,168 at June 30, 2000.

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

    RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:


                                        Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                        2001           2000           2001           2000
                                      ------         ------         ------         ------

Revenues                               100.0%         100.0%         100.0%         100.0%
Cost of real estate sold                77.3           80.0           77.3           80.3
                                      ------         ------         ------         ------
    Gross profit                        22.7           20.0           22.7           19.7
Selling, general and
  administrative expenses               14.1           12.7           14.9           13.5
                                      ------         ------         ------         ------
    Income  from  operations             8.6            7.3            7.8            6.2
Interest expense                         3.1            2.6            3.4            2.7
                                      ------         ------         ------         ------
Income before income taxes               5.5            4.7            4.4            3.5
Provision for income taxes               2.3            2.0            1.8            1.5
                                      ------         ------         ------         ------
    Net income                           3.2%           2.7%           2.6%           2.0%
                                      ======         ======         ======         ======

    THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
    THREE MONTHS ENDED JUNE 30, 2000

         REVENUES. Revenues for second quarter 2001 increased 18% to $90.6 million, based on 466 closings, compared to revenues of $76.5 million, based on 443 closings, during second quarter 2000. Included in second quarter 2001 revenues were eight homes with a sales value of $1.4 million that the Company sold and leased back for use as sales models. The increase in revenues is principally due to a 13% increase in the average price of homes that closed during second quarter 2001, which rose to $195,000 from $172,000 during second quarter 2000. The increase in the average price of homes that closed during second quarter 2001 reflects higher FHA lending limits, customer preference for larger and more expensive homes and the higher cost of home building components, particularly land costs. Included in revenues were the sale of land and building supplies to other builders of $17,000 and $230,000 for second quarter 2001 and 2000, respectively.

         GROSS PROFIT. Gross profit for second quarter 2001 rose 35% to $20.6 million, or 22.7% of revenues, from $15.3 million, or 20.0% of revenues, for second quarter 2000. Gross profit improved principally due to the higher average price of homes that closed, higher mortgage placement revenues and lower customer financing costs paid by the Company due to declining mortgage rates.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for second quarter 2001 increased 32% to $12.8 million, or 14.1% of revenues, from $9.8 million, or 12.7% of revenues, for second quarter 2000. The increase in selling, general and administrative expenses is a result of variable selling expenses associated with the sale of a larger number of homes, as well as more expensive homes and the general and administrative expenses of the Company's new mortgage financing services subsidiary.

         INTEREST Expense. Interest expense for second quarter 2001 increased 42% to $2.8 million, or 3.1% of revenues, from $2.0 million, or 2.6% of revenues, for second quarter 2000. Interest expense increased due to higher average revolving line of credit borrowings, which increased to $131.5 million during second quarter 2001 from $107.6 million during second quarter 2000. The higher average revolving line of credit borrowings in second quarter 2001 were used to finance higher levels of real estate inventories. The weighted average rate of interest under the Company's revolving line of credit was 7.7% for second quarter 2001 compared to 8.3% for second quarter 2000

         PROVISION FOR INCOME TAXES. Income tax expense for second quarter 2001 increased to $2.1 million from $1.5 million for second quarter 2000. The Company's estimated annual effective tax rate was 42.0% for second quarter 2001 and 2000, respectively.

    SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
    SIX MONTHS ENDED JUNE 30, 2000

         REVENUES. Revenues for the six months ended June 30, 2001 increased 14% to $158.0 million, based on 813 closings, from $138.7 million, based on 802 closings, for the six months ended June 30, 2000. Included in 2001 revenues are eight homes with a sales value of $1.4 million that the Company sold and leased back for use as sales models compared to nineteen homes in 2000 with a sales value of $3.2 million. The increase in revenues is attributable to a 12% higher average sale price, which increased to $194,000 during the first six months of 2001 from $173,000 during the first six months of 2000. The increase in the average sale price during the first six months of 2001 reflects higher FHA lending limits, customer preference for larger and more expensive homes and the higher cost of home building components, particularly land costs. Included in revenues were other revenues, consisting of the sales of land and building supplies to other builders, which were $50,000 for the first six months of 2001 compared to $350,000 for the first six months of 2000.

         GROSS PROFIT. Gross profit for the first six months of 2001 increased 31% to $35.8 million, or 22.7% of revenues, from $27.3 million, or 19.7% of revenues, for the first six months of 2000. The gross profit increase resulted principally from the higher average price of homes that closed, higher mortgage placement revenues and lower customer financing costs paid by the Company due to declining mortgage rates.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 26% to $23.5 million, or 14.9% of revenues, for the first six months of 2001 from $18.7 million, or 13.5% of revenues, for the first six months of 2000. The increase in selling, general and administrative expenses is a result of variable selling expenses associated with the sale of a larger number of homes, as well as more expensive homes and the general and administrative expenses of the Company's new mortgage financing services subsidiary.

         INTEREST Expense. Interest expense for the first six months of 2001 increased 42% to $5.3 million, or 3.4% of revenues, from $3.7 million, or 2.7% of revenues, for the first six months of 2000. Interest expense increased due to higher average revolving line of credit borrowings, which increased to $124.0 million during the first six months of 2001 from $106.1 million during the first six months of 2000. The higher average revolving line of credit borrowings in the first six months of 2001 were used to finance increased real estate inventories. The weighted average rate of interest under the Company's revolving line of credit was 8.0% for the first six months of 2001 compared to 8.3% for the first six months of 2000.

         PROVISION FOR INCOME TAXES. Income tax expense for the first six months of 2001 increased to $2.9 million from $2.0 million for the first six months of 2000. The Company's estimated annual effective tax rate was 42.0% for the first six months of 2001 and 2000, respectively.

SOURCES AND USES OF CASH

     SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     The Company invested $28.2 million of additional cash in operations during the six months ended June 30, 2001 compared to $18.7 million invested during the six months ended June 30, 2000. The principal reason for the additional investment in both years was to fund growth in real estate inventories. Funding of real estate inventories during the first six months of 2001 increased $37.6 million, of which $30.9 was used to fund homes under construction and $6.7 million was used to fund additional land and land development inventories. Operating cash required to fund the growth in real estate inventories during the first six months of 2001 was partially offset by gains in net income of $4.0 million, depreciation of $1.0 million and changes in other assets and liabilities of $4.4 million. During the first six months of 2000, the Company invested $20.9 million in real estate inventories, of which $16.3 million was used to fund homes under construction, and $4.6 million was used to fund land and land development inventories. The Company also invested $1.1 million, net of proceeds from the disposal of assets, to purchase property and equipment during the first six months of 2001 compared to a net investment of $757,000 during the first six months of 2000. The Company used additional financing of $29.9 million, principally proceeds from its bank Facility, during the first six months of 2001 compared to $19.1 million during the first six months of 2000.

     REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At June 30, 2001, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 8,700 lots, including 650 lots in Louisville, Kentucky. The Company controlled through option agreements approximately 6,400 additional lots, including 450 lots in Louisville, Kentucky. During second quarter 2001, the Company exercised options to purchase approximately 900 lots, including 200 lots in Louisville, Kentucky. Option agreements expire at varying dates through April 2009. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

     Real estate inventories at June 30, 2001 increased to $225.9 million from $184.5 million at December 31, 2000. The $41.4 million increase in real estate inventories included increases in homes under construction of $30.6 million, land and land development inventories of $10.5 million and lumber and building supply inventories of $319,000. The higher level of homes under construction reflects the larger number of homes the Company is building, the increased costs associated with building more expensive homes and the seasonal nature of building in the Company's geographic locations. The higher level of land and land development inventories reflects expanded sales locations in both Ohio and Kentucky and greater seasonal land development activities.

     On June 30, 2001, the Company had 147 inventory homes in various stages of construction, which represented an aggregate investment of $10.3 million, compared to 103 inventory homes, which represented an aggregate investment of $8.4 million on June 30, 2000. Inventory homes are not reflected in sales or backlog.

SELLER-PROVIDED DEBT

     Seller-provided term debt was $5.1 million at June 30, 2001 compared to $2.7 million at June 30, 2000. The Company expects to repay $3.7 million of the term debt prior to the end of 2001 and the remaining balance during 2002. Interest rates range from 6.5% to 8.0%.

LAND PURCHASE COMMITMENTS

     At June 30, 2001, the Company had commitments to purchase approximately 2,800 residential lots at an aggregate cost of $35.2 million, net of $1.8 million in good faith deposits. In addition, at June 30, 2001, the Company had $38.4 million of cancelable obligations to purchase residential lots and unimproved land, net of $2.8 million in good faith deposits. The majority of commitments and cancelable obligations are for post 2001 development activity, with the commitments extending through 2005 and cancelable obligations through 2009. The Company expects to fund its land acquisition and development obligations from internally generated cash and from the borrowing capacity it expects to have available under its bank credit facility. The Company has the ability to delay or terminate with minimal cost many of its purchase obligations. In addition, many of the purchase contracts contain contingencies that delay the implementation of the contracts or prevent the contracts from being implemented.

CREDIT FACILITIES

     The Company increased its Senior Unsecured Revolving Credit Facility ("the Facility") to $175 million from $150 million on May 23, 2001. The Company also modified certain Facility covenants to eliminate a reduction in the uncommitted land to tangible net worth ratio that was scheduled to go into effect January 1, 2002 and to eliminate a restriction on the amount of investment the Company was allowed to make in Louisville, Kentucky. The original Facility was executed on May 29, 1998 and is described in the Form 10-K for the year ended December 31, 2000.

     The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $60 million of borrowings under the Facility. The interest rate swap contracts mature between May 6, 2003 and March 8, 2004 and fix interest rates between 5.16% and 5.98%, plus a variable margin based on the Company's Interest Coverage Ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. The fair value of the interest rate swaps was a negative $1.2 million at June 30, 2001.

     As of June 30, 2001, the Company was in compliance with the Facility covenants and had $18.0 million available under its Facility, after adjusting for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

INFLATION AND OTHER COST INCREASES

     The Company is not always able to reflect all of its cost increases in the prices of its homes because competitive pressures and other factors require it in many cases to maintain or discount those prices. While the Company attempts to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, unanticipated additional costs may be incurred which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require the Company, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, additional costs may be incurred to obtain subcontractor availability when certain trades are not readily available. These costs can result in lower gross profit.

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


        The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at June 30, 2001, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin ranging from 1.75% to 2.25%. All amounts are reflected in U.S. Dollars (thousands).

                                                                                  TOTAL                 FAIR VALUE
                                                                                  JUNE 30,               JUNE 30,
                                                                                  --------               --------
                              2001        2002        2003        2004        2001        2000        2001       2000
                              ----        ----        ----        ----        ----        ----        ----       ----
Liabilities
-----------
   Variable rate            $136,246    $136,246    $136,246    $136,246    $136,246    $112,413    $136,246    $112,413
   Average interest rate        6.09%       6.09%       8.53%

Interest-Rate Derivatives
-------------------------
   Notional amount          $ 60,000    $ 60,000    $ 60,000    $ 50,000    $ 60,000    $ 30,000    ($ 1,157)   $    401
   Average pay rate             5.72%       5.72%       5.72%       5.67%       5.72%       5.87%
   Average receive rate         6.09%       6.09%       6.09%       6.09%       6.09%       8.53%

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

Item 2.       Change in Securities and Use of Proceeds.  Not applicable.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              (a)  On May 2, 2001, the Company held its Annual Meeting of
                   Shareholders.:
              (b)  See paragraph C below.
              (c) At the Annual Meeting, the shareholders ratified the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company in 2001 by the following vote:

                Shares For          Shares Against        Shares Abstaining
                ----------          --------------        -----------------
                5,470,390                43,822                 688,910

              The shareholders elected as Class I Directors the three nominees of the Board of Directors by the following vote:

                                            Shares For          Shares Withheld
                                            ----------          ---------------
              Douglas G. Borror             6,193,602                9,520
              Jon M. Donnell                6,193,702                9,420
              C. Ronald Tilley              6,193,702                9,420

              The term of office of the Class II Directors, David S. Borror, Peter A. Klisares and Gerald E. Mayo continued after the meeting.

              (d)      Not Applicable

Item 5.       Other Information.  Not Applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits: See attached Index to Exhibits (following the signature page).

              (b) Reports on Form 8-K.  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           DOMINION HOMES, INC.
                                           (Registrant)



Date:    August 13, 2001                   By:    /s/Douglas G. Borror
                                                  ------------------------------
                                                  Douglas G. Borror
                                                  Duly Authorized Officer


Date:    August 13, 2001                   By:    /s/Jon M. Donnell
                                                  ------------------------------
                                                  Jon M. Donnell
                                                  Duly Authorized Officer



Date:    August 13, 2001                   By:    /s/Peter J. O'Hanlon
                                                  ------------------------------
                                                  Peter J. O'Hanlon
                                                  Principal Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.         Description                                                          Location
-----------         -----------                                                          --------
2.1                 Corporate Exchange and Subscription Agreement, dated January 20,     Incorporated by reference to
                    1994, between Borror Corporation and Borror Realty Company           Exhibit 2.1 to the Company's
                                                                                         Registration Statement on
                                                                                         Form S-1 (Registration
                                                                                         No. 33-74298) as filed with
                                                                                         the Commission on January 21,
                                                                                         1994 and as amended on March 2,
                                                                                         1994 (The "Form S-1").

2.2                 Form of First Amendment to Corporate Exchange and Subscription       Incorporated by reference to
                    Agreement                                                            Exhibit 2.2 to Form S-1.

3.1(a)              Amended and Restated Articles of Incorporation of Dominion Homes,    Incorporated by reference to
                    Inc., as filed with the Ohio Secretary of State on March 4, 1994     Exhibit 4(a)(1) to the Company's
                                                                                         Registration Statement on Form S-8
                                                                                         (Registration No. 333-26817) as filed
                                                                                         with the Commission on May 9, 1997
                                                                                         (the "1997 Form S-8").

3.1(b)              Certificate of Amendment to Amended and Restated Articles of         Incorporated by reference to Exhibit
                    Incorporation of Dominion Homes, Inc., as filed with the Ohio        4(a)2 of the 1997 Form S-8.
                    Secretary of State on May 7, 1997.

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

10.                 Fourth Amendment to Credit Agreement Dated May 23, 2001              Filed herewith

10.1                Lease dated April 30, 2001 between FGSC, LLC and Dominion Homes of
                    Kentucky, Ltd. for office space in Louisville, Kentucky.             Filed herewith