Form 10-Q
period 2001-09-30
DOMINION HOMES INC
filed 2001-11-13
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
            (MARK ONE)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

             (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From ______ To ______

                                     0-23270
                             Commission File Number

                              DOMINION HOMES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Ohio                                31-1393233
        -------------------------------              ------------------
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

Number of common shares outstanding as of November 12, 2001: 6,407,907

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DOMINION HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                     September 30,     December 31,
                                                                         2001              2000
                                                                      (Unaudited)
                                                                     -------------    -------------
                                     ASSETS

Cash and cash equivalents                                              $   3,303        $   2,106
Notes and accounts receivable, net:
     Trade                                                                   301              314
     Due from financial institutions for residential closings                305              712
Real estate inventories:
       Land and land development costs                                   122,036          113,186
     Homes under construction                                             98,439           66,669
     Other                                                                 4,708            4,619
                                                                       ---------        ---------
         Total real estate inventories                                   225,183          184,474
                                                                       ---------        ---------
Prepaid expenses and other                                                 4,047            4,639
Deferred income taxes                                                      4,473            2,967
Property and equipment, at cost                                           12,005           10,657
     Less accumulated depreciation                                        (5,808)          (4,676)
                                                                       ---------        ---------
         Net property and equipment                                        6,197            5,981
                                                                       ---------        ---------
              Total assets                                             $ 243,809        $ 201,193
                                                                       =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                $   9,485        $   5,808
Deposits on homes under contract                                           2,632            1,804
Accrued liabilities                                                       25,495           16,889
Note payable, banks                                                      125,163          105,701
Term debt                                                                  5,025            3,103
                                                                       ---------        ---------
         Total liabilities                                               167,800          133,305
                                                                       ---------        ---------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares
        authorized, 6,432,907 shares issued and 6,407,907 shares
        outstanding on September 30, 2001 and 6,407,227 shares
        issued and 6,382,227 shares outstanding on December 31, 2000      31,850           31,611
     Deferred compensation                                                  (520)            (376)
     Retained earnings                                                    46,743           36,825
     Accumulated other comprehensive loss                                 (1,892)
     Treasury stock                                                         (172)            (172)
                                                                       ---------        ---------
         Total shareholders' equity                                       76,009           67,888
                                                                       ---------        ---------
              Total liabilities and shareholders' equity               $ 243,809        $ 201,193
                                                                       =========        =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              DOMINION HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)


                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                 2001               2000          2001            2000
                                              ----------        ----------      ---------       --------
Revenues                                      $  121,053        $   87,547      $  279,064      $  226,257
Cost of real estate sold                          92,712            69,575         214,925         180,983
                                              ----------        ----------      ----------      ----------
Gross profit                                      28,341            17,972          64,139          45,274
Selling, general and administrative               14,940             9,917          38,479          28,637
                                              ----------        ----------      ----------      ----------
     Income from operations                       13,401             8,055          25,660          16,637
Interest expense                                   2,970             2,620           8,266           6,354
                                              ----------        ----------      ----------      ----------
     Income before income taxes                   10,431             5,435          17,394          10,283

Provision for income taxes                         4,550             2,283           7,476           4,302
                                              ----------        ----------      ----------      ----------
         Net income                           $    5,881        $    3,152      $    9,918      $    5,981
                                              ==========        ==========      ==========      ==========

Earnings per share
         Basic                                $     0.93        $     0.50      $     1.56      $     0.94
                                              ==========        ==========      ==========      ==========
         Diluted                              $     0.89        $     0.48      $     1.51      $     0.92
                                              ==========        ==========      ==========      ==========

Weighted average shares outstanding
         Basic                                 6,349,924         6,364,105       6,352,357       6,364,527
                                              ==========        ==========      ==========      ==========
         Diluted                               6,585,335         6,501,552       6,568,799       6,484,667
                                              ==========        ==========      ==========      ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements

                              DOMINION HOMES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       Deferred Compensation              Accum. Other
                                            Common                   Trust     Retained   Comprehensive     Treasury
                                            Shares     Liability     Shares    Earnings   Income (Loss)       Stock      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                 $31,611       $928       $(1,304)    $36,825                      $(172)      $67,888

Cummulative effect of
     adopting accounting principle                                                         $    94                            94
                                          ----------------------------------------------------------------------------------------


Balance, January 1, 2001 as
     adjusted                               31,611        928        (1,304)     36,825         94            (172)       67,982

Net income                                                                        9,918                                    9,918

Unrealized hedging loss, net
     of deferred taxes                                                                      (1,986)                       (1,986)
                                                                                                                     -----------

Comprehensive income                                                                                                       7,932
                                                                                                                     -----------

Shares awarded and redeemed                    239       (308)                                                               (69)

Shares distributed from trust
     for deferred compensation                           (142)          142                                                   --


Deferred compensation                                     164                                                                164
----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001                $31,850       $642       $(1,162)    $46,743    $(1,892)          $(172)      $76,009
==================================================================================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                           2001          2000
                                                                       -----------    -----------
Cash flows from operating activities:
     Net income                                                         $   9,918    $   5,981
     Adjustments to reconcile net income to cash
       (used in) operating activities:
         Depreciation and amortization                                      1,647        1,461
         Issuance of common shares for compensation                                         51
         Write down of real estate inventories                                             376
         Deferred income taxes                                                (79)        (144)
         Changes in assets and liabilities:
              Notes and accounts receivable                                   420         (256)
              Real estate inventories                                     (36,959)     (32,630)
Prepaid expenses and other                                                    373       (2,818)
              Accounts payable                                              3,677        2,293
              Deposits on homes under contract                                828          677
              Accrued liabilities                                           5,424        4,961
                                                                        ---------    ---------
                  Net cash used in operating activities                   (14,751)     (20,048)
                                                                        ---------    ---------
Cash flows from investing activities:
     Proceeds from sale of property and equipment                              38           38
     Purchase of property and equipment                                    (1,188)      (1,537)
                                                                        ---------    ---------
                  Net cash used in investing activities                    (1,150)      (1,499)
                                                                        ---------    ---------
Cash flows from financing activities:
     Proceeds from note payable, banks                                    260,205      218,700
     Payments on note payable, banks                                     (240,743)    (197,340)
     Prepaid loan fees                                                       (271)        (369)
     Payments on term debt                                                 (1,817)      (1,572)
     Payments on capital lease obligations                                   (207)        (293)
     Common shares purchased or redeemed                                      (69)        (154)
                                                                        ---------    ---------
                  Net cash provided by financing activities                17,098       18,972
                                                                        ---------    ---------

         Net change in cash and cash equivalents                            1,197       (2,575)
Cash and cash equivalents, beginning of period                              2,106        2,862
                                                                        ---------    ---------
         Cash and cash equivalents, end of period                       $   3,303    $     287
                                                                        =========    =========
Supplemental disclosures of cash flow information:
     Interest paid (net of amounts capitalized)                         $   2,545    $     756
                                                                        =========    =========
     Income taxes paid                                                  $   8,159    $   5,448
                                                                        =========    =========
     Land acquired by seller financing                                  $   3,750    $     321
                                                                        =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              DOMINION HOMES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements for Dominion Homes, Inc. ("the Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2000 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the December 31, 2000 audited annual financial statements of the Dominion Homes, Inc. (the "Company") contained in its December 31, 2000 Form 10-K.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


2.   CAPITALIZED INTEREST

     Interest is capitalized on land during the development period and on housing construction costs during the construction period. As a lot is transferred to homes under construction, the interest capitalized on the lot during the land development period is included as a cost of the land. Capitalized interest related to land under development and housing construction costs are included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $4.6 million at both September 30, 2001 and September 30, 2000. The following table summarizes the activity with respect to capitalized interest:


                                               Three Months Ended                        Nine Months Ended
                                                  September 30,                            September 30,
                                              2001              2000                2001                2000
                                          -----------       ------------        -------------      -------------
     Interest incurred                    $2,697,000         $2,877,000            $8,182,000      $ 7,640,000
     Interest capitalized                 (1,691,000)        (1,971,000)           (5,154,000)      (5,156,000)
                                          -----------        -----------           ----------      ------------
         Interest expensed directly        1,006,000            906,000             3,028,000        2,484,000

     Previously capitalized interest
       charged to interest expense         1,964,000          1,714,000             5,238,000        3,870,000
                                          ----------         ----------            ----------      -----------
         Total interest expense           $2,970,000         $2,620,000            $8,266,000      $ 6,354,000
                                          ==========         ==========            ==========      =============

3.   NOTE PAYABLE, BANKS

     On May 23, 2001 the Company increased its Senior Unsecured Revolving Credit Facility ("the Facility") to $175 million from $150 million and modified certain Facility covenants. The Facility covenants were modified to eliminate a reduction in the uncommitted land to tangible net worth ratio that was scheduled to go into effect January 1, 2002 and to eliminate a restriction on the amount of investment the Company was allowed to make in Louisville, Kentucky. On October 9, 2001, the Company further modified the Facility to allow creation of a risk retention entity and to be part of qualified joint ventures on a limited basis. The original Facility was executed on May 29, 1998 and is described in the Company's Form 10-K for the year ended December 31, 2000.

     The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts ("Contracts") that fix the interest rate on $70 million of borrowings under the Facility. The related fair value of these Contracts at September 30, 2001 was a loss of approximately $3.3 million. The Contracts mature between May 6, 2003 and January 12, 2005 and fix the interest rates between 4.54% and 5.98%, plus a variable margin based on the Company's interest coverage ratio. The variable margin ranges from 1.75% to 2.50% and is determined quarterly.

     As of September 30, 2001, the Company was in compliance with the Facility covenants and had $30.5 million of borrowing capacity available under its Facility, after adjusting for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company's interest rate risk management strategy uses derivative instruments to minimize earnings fluctuations caused by interest rate volatility associated with the Company's variable rate debt. The derivative financial instruments used to meet the Company's risk management objectives are the Contracts described above under "Note Payable, Banks". The Company seeks to maintain the notional amount of the Contracts at approximately 50% of its outstanding debt.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133, which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 are collectively referred to herein as "SFAS 133."

     In adopting SFAS 133, the Company has designated its Contracts as cash flow hedges. The after tax fair value of these Contracts at the date of adoption was $94,000. The fair value of these Contracts at the date of adoption of SFAS 133 together with changes in their fair value in subsequent periods are recognized in other comprehensive income or loss until such time as the contracts mature or are terminated. Other comprehensive income or loss is reflected as a component of shareholders' equity in the accompanying balance sheets. The fair value of the Contracts is principally impacted by fluctuations in interest rates, which declined significantly during the nine months ended September 30, 2001. This decline in interest rates led to an unrealized after tax loss on the Contracts of approximately $2.0 million. The Company recognized this $2.0 million loss and a corresponding pre-tax accrued liability of $3.3 million in its September 30, 2001 financial statements. Future fluctuations in interest rates will cause unrealized gains or losses to occur and such amounts will be adjusted through other comprehensive income or loss as long as the effectiveness of the hedge is maintained.

     The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedging transactions. An assessment is made at the hedging transaction's inception and on an ongoing basis to determine whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company believes the Contracts have been highly effective in achieving the risk management objectives for which they were intended since inception and will continue to be effective for the remaining term of the Contracts. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the Contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. For the three and nine months ending September 30, 2001, no gain or loss has been recognized in earnings as no amount of the cash flow hedges have been determined to be ineffective.

     Should it be determined that a Contract is not highly effective or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. This will occur when (1) offsetting changes in the fair value or cash flows of the hedged items are no longer effective; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designation of the Contract as a hedged instrument is no longer appropriate. When hedge accounting is discontinued because a Contract qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the Contract at the time of termination remains in accumulated other comprehensive income or loss and is recognized as an adjustment to interest expense over the original contract term. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current earnings.

5.   EARNINGS PER SHARE

     A reconciliation of the weighted average shares used in basic and diluted earnings per share is as follows:


                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                           2001           2000           2001           2000
                                                       ---------       ---------      ---------      ---------
     Weighted average shares outstanding
          during the period                            6,349,924       6,364,105      6,352,357      6,364,527
     Assuming exercise of options                        235,411         137,447        216,442        120,140
                                                       ---------       ---------      ---------      ---------

     Weighted average shares outstanding
         adjusted for common share equivalents         6,585,335       6,501,552      6,568,799      6,484,667
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


     Net income for the three months ended September 30, 2001 increased 86.6% to $5.9 million, or $.89 per diluted share, from $3.2 million, or $.48 per diluted share, during the same period a year ago. The increase in net income was largely due to a 38.3% increase in revenues and a 57.7% increase in gross profit. Revenues for third quarter 2001 increased to $121.1 million over third quarter 2000 revenues of $87.5 million, a $33.6 million increase. The increase in revenues was principally due to a larger number, and a higher average sales price, of homes that closed during third quarter 2001. During third quarter 2001, the Company closed 631 homes with an average sales price of $188,000, compared to closing 482 homes with an average sales price of $181,400 during third quarter 2000. Gross profit improved principally due to the larger number of homes that were closed, the higher average sales price of those homes, higher mortgage placement revenues, lower customer financing costs paid by the Company due to declining mortgage rates and improved control of construction costs. Selling, general and administrative expense during third quarter 2001 increased to $14.9 million, or 12.3% of sales, from $9.9 million, or 11.3% of sales, during third quarter 2000. Selling, general and administrative expense increased principally due to the selling expenses associated with selling a larger number of homes and more expensive homes and the added general and administrative expenses of the Company's new mortgage financing services subsidiary. Interest expense increased to $3.0 million, or 2.5% of sales, during third quarter 2001 from $2.6 million, or 3.0% of sales, during third quarter 2000 due to a higher average level of debt outstanding, offset by a lower average rate of interest. The Company incurred higher levels of debt principally to fund a larger backlog of more expensive homes under construction.

     The Company sold 484 homes, with a sales value of $89.7 million, during the three months ended September 30, 2001, compared to 353 homes, with a sales value of $67.6 million, sold during the same period the previous year. The aggregate sales value of the Company's homes in backlog at September 30, 2001 increased to $214.7 million from $174.0 million at September 30, 2000. The Company had 1,112 homes in backlog with an average selling price of $193,100 at September 30, 2001, compared to 887 homes in backlog with an average selling price of $196,200 at September 30, 2000. The average sales price of the homes in backlog at September 30, 2001 decreased due the introduction during late 2000 of a more affordable series of homes, the Independence series, which have sales prices as low as $100,000.

COMPANY OUTLOOK

     The Company expects its fourth quarter 2001 earnings to exceed its previous year's fourth quarter earnings. However during 2001 the Company successfully reduced its overall building times, which allowed the Company to close some homes in earlier quarters than it ordinarily would have closed them. Since the Company is closing homes sooner and has a very high third quarter comparison of 631 closings, the Company does not expect, unlike in previous years, to close more homes during the fourth quarter of 2001 than in any of the previous three quarters.

     The Company is well positioned for future periods with affordable homes and attractive mortgage offerings. However, if unemployment rates increase substantially or consumer confidence continues to erode, the Company's financial results will be unfavorably impacted and the Company will react accordingly.

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

     The following table sets forth certain data for each of the last eight quarters:


            THREE                                      SALES                                    BACKLOG
            MONTHS                 REVENUES         CONTRACTS (1)         CLOSINGS          (AT PERIOD END)
            ENDED               (IN THOUSANDS)      (IN UNITS)           (IN UNITS)           (IN UNITS)
     =======================================================================================================
       Dec. 31, 1999             $ 78,941              411                  446                  790
       Mar. 31, 2000             $ 62,218              608                  359                1,039
       June 30, 2000             $ 76,492              420                  443                1,016
       Sept. 30, 2000            $ 87,547              353                  482                  887
       Dec. 31, 2000             $100,158              404                  514                  777
       Mar. 31, 2001             $ 67,362              706                  347                1,136
       June 30, 2001             $ 90,649              589                  466                1,259
       Sept. 30, 2001            $121,053              484                  631                1,112

-----------------------------
(1)  Net of cancellations

     At September 30, 2001, the aggregate sales value of homes in backlog was $214.7 million compared to $174.0 million at September 30, 2000. The average sales value of homes in backlog at September 30, 2001 decreased to $193,100 from $196,200 at September 30, 2000 due to the more affordable Independence series of homes that the Company introduced in 2000 and began closing in 2001.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of income expressed as percentages of total revenues:


                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                                2001            2000            2001           2000
                                            -----------      ----------     -----------       --------
Revenues                                      100.0%           100.0%          100.0%          100.0%
Cost of real estate sold                       76.6             79.5            77.0            80.0
                                              -----            -----           -----           -----
    Gross profit                               23.4             20.5            23.0            20.0
Selling, general and
  administrative expenses                      12.3             11.3            13.8            12.7
                                              -----            -----           -----           -----
    Income from operations                     11.1              9.2             9.2             7.3
Interest expense                                2.5              3.0             3.0             2.8
                                              -----            -----           -----           -----
    Income before income taxes                  8.6              6.2             6.2             4.5
Provision for income taxes                      3.7              2.6             2.7             1.9
                                              -----            -----           -----           -----
    Net income                                  4.9%             3.6%            3.5%            2.6 %
                                              =====            =====           =====           =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUES. Revenues for third quarter 2001 increased 38.3% to $121.1 million, based on 631 closings, from $87.5 million, based on 482 closings, for third quarter 2000. The increase in revenues is attributable to an increase in the number of homes closed, an increase in the average price of the homes that closed and increased revenues from the Company's mortgage financing services company. The average price of homes that closed during third quarter 2001 increased to $188,000 from $181,400 during third quarter 2000. Included in revenues were other revenues of $2.5 million, principally from the Company's mortgage financing services operations

     GROSS PROFIT. Gross profit for third quarter 2001 increased 57.7% to $28.3 million from $18.0 million for third quarter 2000. As a percentage of revenues, gross profit increased to 23.4% for third quarter 2001 from 20.5% for third quarter 2000. The principal reasons for the increase in third quarter 2001 gross profit were the larger number of homes closed, the higher average sale price of those homes, higher mortgage placement revenues, lower customer financing costs paid by the Company due to declining mortgage rates and improved control of construction costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for third quarter 2001 increased to $14.9 million from $9.9 million for third quarter 2000. As a percentage of revenues, selling, general and administrative expenses increased to 12.3% from 11.3%. The increase in selling, general and administrative expenses is a result of higher sales commissions associated with the sale of more homes and more expensive homes, the added general and administrative expenses of the Company's new mortgage financing services subsidiary and other variable costs related to the higher closing volume.

     INTEREST EXPENSE. Interest expense for third quarter 2001 was $3.0 million compared to $2.6 million for third quarter 2000. As a percentage of revenues, interest expense for third quarter 2001 decreased to 2.5% from 3.0% for third quarter 2000. Interest expense was slightly higher for third quarter 2001 than third quarter 2000 because of higher borrowing levels incurred during third quarter 2001 than 2000. The higher borrowing levels during third quarter 2001 were substantially offset by a lower weighted average interest rate during the same period. The average revolving line of credit borrowings were $131.2 million and $115.0 million for third quarter 2001 and 2000, respectively. The weighted average rate of interest under the Company's revolving line of credit was 7.8% for third quarter 2001 compared to 9.4% for third quarter 2000.

     PROVISION FOR INCOME TAXES. Income tax expense for third quarter 2001 was $4.6 million compared to $2.3 million for third quarter 2000. The Company's estimated annual effective tax rate was 43.6% for third quarter 2001 and 42.0% for third quarter 2000. The increase resulted from certain expected costs not being deductible for tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUES. Revenues for the nine months ended September 30, 2001 increased 23.3% to $279.1 million, based on 1,444 closings, from $226.3 million, based on 1,284 closings, for the nine months ended September 30, 2000. Closings for the nine months ended September 30, 2001 included eight model homes with a sales value of $1.4 million compared to nineteen model homes with a sales value of $3.2 million closed during the first nine months of 2000. The increase in revenues is attributable to an increase in the number of homes closed, an increase in the average price of homes closed and increased revenues from the Company's new mortgage financing services company. The average price of homes closed during 2001 increased to $190,100 from $175,900 during the same period in 2000. Included in revenues were other revenues of $4.5 million, principally from the Company's mortgage financing services operations.

     GROSS PROFIT. Gross profit for the first nine months of 2001 increased 41.7% to $64.1 million from $45.3 million for the first nine months of 2000. Gross profit as a percentage of revenues increased to 23.0% during 2001 compared to 20.0% during the same period the previous year. The principal reasons for the increase in the 2001 gross profit were the larger number of homes closed, the higher average sale price of those homes, higher mortgage placement revenues, lower customer financing costs paid by the Company due to declining mortgage rates and better control of construction costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first nine months of 2001 increased to $38.5 million from $28.6 million for the first nine months of 2000. As a percentage of revenues, selling, general and administrative expenses for the first nine months of 2001 increased to 13.8% from 12.7% for the first nine months of 2000. The increase in selling, general and administrative expenses is a result of higher sales commissions associated with the sale of more homes and more expensive homes, the added general and administrative expenses of the Company's new mortgage financing services subsidiary and other variable costs related to the higher closing volume.

     INTEREST EXPENSE. Interest expense for the first nine months of 2001 increased to $8.3 million from $6.4 million for the first nine months of 2000. As a percentage of revenues, interest expense for the first nine months of 2001 increased to 3.0% from 2.8% for the first nine months of 2000. Interest expense for the first nine months of 2001 was higher than the previous year's because of higher average borrowing levels during the first nine months of 2001 compared to 2000. These higher average borrowing levels were offset by a lower weighted average rate of interest during 2001. The average revolving line of credit borrowings outstanding were $126.4 million and $109.1 million for the first nine months of 2001 and 2000, respectively. The weighted average rate of interest under the Company's revolving line of credit was 8.3% for the first nine months of 2001 compared to 9.0% for the first nine months of 2000

     PROVISION FOR INCOME TAXES. Income tax expense for the first nine months of 2001 increased to $7.5 million from $4.3 million for the first nine months of 2000. The Company's estimated annual effective tax rate was 43.0% for the first nine months of 2001 and 41.8% for the first nine months of 2000. The increase resulted from certain expected costs not being deductible for tax purposes.

SOURCES AND USES OF CASH

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     The Company invested $14.8 million in operating activities during the first nine months 2001 compared to $20.0 million during the first nine months of 2000, a $5.2 million decrease. The Company increased its investment in real estate inventories $37.0 million during 2001 compared to $32.6 million during 2000. However, the increase in real estate inventories was substantially offset by increased net income of $9.9 million during 2001 compared to $6.0 million during 2000. Of the $37.0 million of new investments in real estate inventories during 2001, $31.8 million was invested in homes under construction, $5.1 million in land and land development costs and $89,000 in building material inventories. During the first nine months of 2000, the Company invested $19.0 million in homes under construction, $12.5 million in land and land development costs and $1.1 million in building material inventories. Net cash used to purchase property and equipment during the first nine months of 2001 was $1.2 million compared to $1.5 million during the first nine months of 2000. The Company used additional financing of $17.1 million, principally proceeds from its bank facility, during the first nine months of 2001 compared to $19.0 million during the first nine months of 2000.

REAL ESTATE INVENTORIES

     The Company's practice is to develop most of the lots on which it builds homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for the next three to five years. At September 30, 2001, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 7,900 lots, including 650 lots in Louisville, Kentucky. The Company controlled through option agreements approximately 7,100 additional lots, including 400 lots in Louisville, Kentucky. The Company typically will not purchase lots until all zoning approvals have been received. Of the lots under option, approximately 50%, or 3,550 lots, have received zoning approval. Option agreements expire at varying dates through April 2009. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

     Real estate inventories at September 30, 2001 increased to $225.2 million from $184.5 million at December 31, 2000. The $40.7 million increase in real estate inventories included increases in homes under construction of $31.8 million, land and land development inventories of $8.8 million, $3.8 million of which was seller financed, and lumber and building supply inventories of $89,000. The increased investment in homes under construction reflects the larger number of homes the Company is building, the increased costs associated with building more expensive homes and the seasonal nature of building in Central Ohio and Louisville Kentucky. The higher level of land and land development inventories reflects expanded sales locations in both Central Ohio and Louisville Kentucky and greater seasonal land development activities.

     On September 30, 2001, the Company had 134 inventory homes in various stages of construction, which represented an aggregate investment of $12.4 million, compared to 128 inventory homes, which represented an aggregate investment of $9.9 million on September 30, 2000. Inventory homes are not reflected in sales or backlog.

SELLER-PROVIDED DEBT

     Seller-provided term debt was $3.9 million at September 30, 2001 compared to $1.5 million at September 30, 2000. The Company expects to repay $2.3 million of the term debt prior to the end of 2001 and the remaining balance during 2002. Interest rates range from 6.5% to 8.0%.


LAND PURCHASE COMMITMENTS

     At September 30, 2001, the Company had commitments to purchase approximately 2,200 residential lots at an aggregate cost of $28.1 million, net of $2.4 million in good faith deposits. In addition, at September 30, 2001, the Company had $43.4 million of cancelable obligations to purchase residential lots and unimproved land, net of $2.9 million in good faith deposits. The majority of commitments and cancelable obligations are for post 2001 development activity, with the commitments extending through 2005 and cancelable obligations extending through 2009. The Company expects to fund its land acquisition and development obligations from internally generated cash and from the borrowing capacity under its bank credit facility. The Company may, with additional cost, delay or terminate many of its purchase obligations. In addition, many of the purchase contracts contain contingencies that delay the implementation of the contracts or prevent the contracts from being executed.

CREDIT FACILITIES

     On May 23, 2001 the Company increased its Senior Unsecured Revolving Credit Facility ("the Facility") to $175 million from $150 million and modified certain Facility covenants. The Facility covenants were modified to eliminate a reduction in the uncommitted land to tangible net worth ratio that was scheduled to go into effect January 1, 2002 and to eliminate a restriction on the amount of investment the Company was allowed to make in Louisville, Kentucky. On October 9, 2001 the Company further modified the Facility to allow creation of a risk retention entity and to be part of qualified joint ventures on a limited basis. The original Facility was executed on May 29, 1998 and is described in the Form 10-K for the year ended December 31, 2000.

     The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts ("Contracts") that fix the interest rate on $70 million of borrowings under the Facility. The Contracts mature between May 6, 2003 and January 12, 2005 and fix interest rates between 4.54% and 5.98%, plus a variable margin based on the Company's interest coverage ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly. The fair value of the Contracts was a loss of $3.3 million at September 30, 2001.

         As of September 30, 2001, the Company was in compliance with the Facility covenants and had $30.5 million of borrowing capacity available under its Facility, after adjusting for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

     The Company has entered into five interest rate swap contracts ("Contracts") with aggregate notional amounts of $70 million, as reflected in the table below. The Company enters into the contracts to minimize earnings fluctuations caused by interest rate volatility associated with the Company's variable rate debt. The Contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under the Contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt, after the effect of the Contracts has been considered, is maintained at approximately 50% of total borrowings under the revolving line of credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes. The interest rate swaps are more fully described below:


                  Amount Debt                 Start Date               Maturity Date             Fixed Rate
                  -----------                 ----------               -------------             ----------
                  $10 million               May 6, 1998                May 6, 2003                  5.96%
                  $20 million               Dec. 14, 2001              Jan. 12, 2004                5.98%
                  $20 million               Jan. 12, 2001              Jan. 12, 2005                5.58%
                  $10 million               Mar. 8, 2001               Mar. 8, 2004                 5.16%
                  $10 million               Sept. 12, 2001             Sept. 12, 2004               4.54%


     The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at September 30, 2001, and which are sensitive to changes in interest rates. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin ranging from 1.75% to 2.50%. The fair value of the derivatives at September 30, 2001 was a loss of $3.3 million and at September 30, 2000 a gain of $258,000. All amounts are reflected in U.S. Dollars (thousands).


                                                                                                 TOTAL
                                                                                             SEPTEMBER 30,
                                                                                            ---------------
                                  2001       2002       2003        2004        2005        2001       2000
                                  ----       ----       ----        ----        ----        ----       ----
Liabilities
-----------
   Variable rate                $125,163   $125,163   $125,163   $125,163    $125,163    $125,163    $113,668
   Average interest rate                                                                 7.73%       8.81%

Interest-Rate Derivatives
-------------------------
   Notional amount              $70,000    $70,000    $70,000    $60,000     $20,000     $70,000     $30,000
   Average pay rate             5.53%      5.53%      5.53%      5.46%       5.58%       5.53%       5.87%
   Average receive rate         4.84%      4.84%      4.84%      4.84%       4.84%       4.84%       8.81%

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


                                       DOMINION HOMES, INC.
                                       (Registrant)



Date:    November 12, 2001              By: /s/DOUGLAS G. BORROR
                                           ------------------------------------
                                           Douglas G. Borror
                                           Duly Authorized Officer



Date:    November 12, 2001                 By:  /s/JON M. DONNELL
                                           ------------------------------------
                                           Jon M. Donnell
                                           Duly Authorized Officer



Date:    November 12, 2001                  By  /s/PETER J. O'HANLON
                                            -----------------------------------
                                            Peter J. O'Hanlon
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

10.                 Fourth Amendment to Credit Agreement Dated May 23, 2001              Incorporated by reference to Exhibit
                                                                                         10 to the Company's June 30, 2001 Form
                                                                                         10-Q (File No. 0-23279)

10.1                Lease dated April 30, 2001 between FGSC, LLC and Dominion Homes of   Incorporated by reference to Exhibit
                    Kentucky, Ltd. for office space in Louisville, Kentucky.             10.1 to the Company's June 30, 2001
                                                                                         Form 10-Q (File No. 0-23279)

10.2*               Stock Option Agreement, dated May 3, 2001 between Dominion Homes,    Filed herewith
                    Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside independent directors, Gerald Mayo and C.
                    Ronald Tilley.

10.3                Fifth Amendment to Credit Agreement dated October 9, 2001.           Filed herewith


* Indicates management contracts, compensatory plans or other arrangements.