Form 10-K405
period 2001-12-31
DOMINION HOMES INC
filed 2002-03-22
CIK 917857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
      ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2001 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Based upon the closing sale price reported on the Nasdaq National Market on March 18, 2002, the aggregate market value of the Common Shares of the Registrant held by non-affiliates (assuming, for this purpose, that all executive officers and directors are affiliates) on that date was $31,965,091.

As of March 18, 2002 there were 6,600,237 Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Definitive Proxy Statement for the Annual Meeting of Shareholders
   to be held on May 1, 2002 (in pertinent part, as indicated)..........Part III

                                     PART I


ITEM 1  BUSINESS
        --------

BACKGROUND

         Dominion Homes, Inc. ("the Company") was incorporated in Ohio in October 1993 in anticipation of its initial public offering. Prior to consummation of the Company's initial public offering in March 1994, the Company was operated as part of the homebuilding and related divisions (the "Homebuilding Divisions") of BRC Properties Inc. ("BRC"), an Ohio corporation incorporated in 1946. BRC started building homes in 1976 under the direction of Donald A. Borror, the Company's current Chairman Emeritus of the Board. Mr. Borror traces his homebuilding experience to the first homes he constructed in 1952. In connection with the Company's initial public offering, the Company acquired from BRC substantially all of the operating assets of the Homebuilding Divisions. At March 18, 2002, BRC owned 4,204,324 Common Shares of the Company, representing 63.7% of the issued and outstanding Common Shares.

         The principal corporate offices of the Company are located at 5501 Frantz Road, Dublin, Ohio and its telephone number is (614) 761-6000.

MARKET OVERVIEW

         The Company conducts its homebuilding operations in two markets, Central Ohio and Louisville, Kentucky. The Company is one of the largest homebuilders in Central Ohio and had approximately a 24% share of the Central Ohio market in 2001. The percentage of market share was determined by an independent survey and was based upon the number of homes closed in Central Ohio during 2001. Columbus is the capital of Ohio, the county seat of Franklin County and is the largest city in Ohio. Columbus has been a stable market, with diverse economic and employment bases. Columbus is the home of The Ohio State University. In addition, a number of notable organizations have their headquarters in Central Ohio, including Honda of America Manufacturing, Inc., The Limited, Inc., Nationwide Insurance Company, Wendy's International, Inc., Huntington Bancshares Incorporated, Battelle Memorial Institute, Worthington Industries, Inc., The Scotts Company and Cardinal Health, Inc. The Company builds homes in all of the counties in the Columbus Metropolitan Statistical Area (the "CMSA") which includes Franklin, Pickaway, Madison, Fairfield, Delaware and Licking Counties (the "CMSA Counties"), and also in Union County. References herein to Central Ohio mean the CMSA Counties and Union County.

         The Company entered the Louisville, Kentucky market during 1998 because of its proximity to Central Ohio, its lack of builders with dominant market share and the ability of the Company to provide product offerings similar to its Central Ohio homes. The Company also considered Louisville's strong economy, available land supply and subcontractor base. Louisville is the home of The University of Louisville and headquarters for major corporations such as Humana Corporation and Tricon International. United Parcel Service also has a major distribution center in Louisville. The Louisville Metropolitan Statistical Area (the "LMSA") is comprised of Jefferson, Oldham, Bullitt and Shelby Counties in Kentucky and Harrison, Floyd and Clark Counties in Southern Indiana. The Company builds homes in Jefferson and Shelby counties. The Company owns and operates its homebuilding operations in Louisville through a wholly-owned subsidiary, Dominion Homes of Kentucky, Ltd., a Kentucky limited liability partnership.

PRODUCTS

         The Company offers three distinct series of single-family homes that are differentiated by size, price, standard features and available options. This product diversity allows the Company to target specific market segments and appeal to a wide range of homebuyers. The Company's products range from starter homes to executive homes with prices from under $100,000 to more than $300,000. The Company's most affordable homes are marketed as the Independence Series and were introduced in late 2000. The Independence Series homes range in size from 1,000 to 1,600 square feet and at prices from under $100,000 to $130,000. The second series of homes is the Celebration Series that was designed during 2001 and offered for sale in December 2001. The Celebration Series consists of sixteen redesigned homes that were previously part of the Company's Century and Celebrity Series and six new product offerings. The Celebration Series incorporates many features previously offered as options that are now included in the base house price. Additionally, the Celebration Series homes were designed to be constructed more efficiently and to require less homebuyer maintenance. With the introduction of the Celebration Series, the Company no longer offers the Century or Celebrity Series homes. The Celebration Series of homes range in size from 1,100 to 2,200 square feet and at prices from $130,000 to $220,000. The third series of homes is the Tradition Series, which generally range in size from 2,000 to 3,000 square feet and at prices from $200,000 to more than $300,000. The Company's homes feature nationally recognized and industry leading brand names, including Trane(R) natural gas furnaces, Andersen(R) wood windows, Armstrong(R) flooring, General Electric(R) appliances, Wilsonart(R) decorative laminate, Aristokraft(R) cabinets and the Kohler(R) family of bathroom and kitchen fixtures.

MARKETING AND SALES

         The Company markets all of its homes under the "Dominion Homes(R)" tradename. The Company has an extensive targeted marketing program that includes advertising by radio, newspapers, magazines, direct mail and billboards. The Company's advertising typically emphasizes the quality of its homes, the location of its communities, the brand name components used in its homes and the wide variety of its home styles. The Company believes these factors differentiate its products and reinforce its "Dominion Homes - The Best of Everything(R)" brand awareness program. According to a third party survey conducted during 2001, the Dominion Homes(R) name was recognized by over 90% of the Central Ohio respondents.

         The Company offers a "no money down" program to purchasers of its Independence and most of its Celebration Series homes. This no money down program is known in the homebuilding industry as a "Nehemiah" program and is approved by the U.S. Department of Housing and Urban Development ("HUD"). The Nehemiah program allows homebuyers to receive gift funds from the Nehemiah Corporation to be used as their down payment. The Company is obligated to make a contribution to the Nehemiah Corporation that is slightly above the amount of the gift to the homebuyers. The Company aggressively markets this program because it enables the Company to sell homes to entry level home buyers who otherwise would not have the down payment necessary to qualify for mortgage financing. In 2001, approximately half of the purchasers of the Company's homes participated in the Nehemiah program.

         The Company conducts its home sales from over 45 furnished model home sales offices in Central, Ohio and Louisville, Kentucky and its Homestore in Central, Ohio. In addition, the Company cooperates with local realtors in its home sales. The Company's sales representatives are employees of the Company and are trained to fully explain the features and benefits of the Company's homes, to determine which home best suits the customer's needs, to explain available mortgage financing opportunities and to explain the construction process. The Company devotes significant attention to the continued training of sales representatives to assure high levels of professionalism and product knowledge. The Company believes that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables the Company to communicate a consistent message to its customers. Sales representatives are compensated on a commission and bonus basis. At December 31, 2001, the Company employed 52 sales representatives in Central Ohio and 7 in Louisville, Kentucky.

         The Company welcomes independent real estate broker participation because it believes that such participation introduces the Company to customers who might not otherwise consider purchasing a home from the Company. In order to facilitate real estate broker participation, the Company maintains two sales offices that primarily focus on sales with the real estate brokerage community. In 2001, the Company paid sales commissions of $5.9 million to independent brokers.

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

         In 2001, the Company introduced a new web-site to provide an additional means for the Company to market its products and communicate with its customers. Through the web-site, potential homebuyers can take virtual tours of models and search the Company's home inventory by specifying size, location, amenities and price. Homebuyers also can submit mortgage applications online to the Company's mortgage financing services subsidiary, communicate with the Company's associates and monitor the construction progress on their homes.

         Sales of the Company's homes are made pursuant to standard sales contracts. These contracts generally require the purchaser to make a $500 deposit when the contract is executed and to pay the balance of the cash down payment at the start of construction. The Company also has a "zero down payment" program whereby the customer makes a $250 deposit when the contract is executed and a second $250 deposit when the customer's loan is approved. Both of these deposits are returned to the Buyer upon the successful closing of the home.

         The Company generally does not commence construction of a Celebration or Tradition Series home until it obtains a sales contract (which may be subject to a contingency that the customer sell an existing home) and notice from the customer's lender that mortgage financing has been approved. The production method used to build its Independence Series homes dictates that the Company start a limited number of these homes without a sales contract. Sales contracts are then normally obtained early in the construction process. The Company also selectively starts construction of a limited number of homes without a Sales contract in anticipation of seasonal demand and to attract customers, such as corporate transferees, who need homes within 60 to 90 days. At December 31, 2001, the Company had 199 inventory homes in various stages of construction. The Company also starts foundations of homes on a strategic and selective basis during the fall and early winter in order to minimize the effects of weather on the building process. These foundations are not included in the number of inventory homes reported by the Company.

DESIGN AND CONSTRUCTION

         The Company employs a full-service architectural department that designs its homes. Each home design is value-engineered for greater efficiency in the building process and to lower the cost of the home to the buyer. On an ongoing basis, the architectural department utilizes the Company's knowledge of its markets and feedback from its customers to create new designs and modify existing designs to keep pace with changing consumer preferences. The architectural department utilizes computers and computer graphics that provide flexibility in creating new designs, modifying existing designs and accurately estimating the materials required for a particular design.

         The Company acts as the general contractor for the construction of its homes. The Company's construction superintendents, together with the construction managers to whom they report, monitor construction, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes.

         The use of subcontractors enables the Company to minimize its investment in employees, equipment and building supply inventory. This practice also increases the Company's flexibility in responding to changes in the demand for housing. The Company has longstanding business relationships with many of its subcontractors. These relationships, combined with the Company's building volume, year round retention of subcontractors and efficient home designs have enabled the Company to negotiate favorable agreements with its subcontractors.

         The Company has increased its building efficiency and reduced its exposure to supply shortages and price fluctuations through ownership of a lumberyard. The lumberyard purchases and delivers to the job site many of the materials used in the building process, including lumber, shingles, doors and windows. Ownership of the lumberyard allows the Company to purchase its lumber and other building materials directly from mills and wholesalers at prices not available to most builders. From time to time the Company purchases lumber for delayed delivery to ensure adequate supply and predictable cost. Substantially all of the lumber and other building materials purchased by the lumberyard during 2001 was exclusively for the Company's use. In addition to buying and delivering building materials, the lumberyard manufactures most of the floor trusses used in the Company's homes.

         The Company has integrated various information and administrative systems to support its construction operations. These information systems allow the Company to control construction costs by making available the information necessary to monitor subcontractor performance and expenditures on each home. Subcontracted work is authorized by work orders, the cost of deviations from the work order must be approved for payment by the Company's construction superintendents and significant cost variances are investigated. These information systems also integrate the Company's sales reporting, contract management and material distribution systems into the construction process.

CUSTOMER FINANCING

         Virtually all of the Company's customers use long-term fixed mortgages to finance their home purchases. To accommodate its customers' needs for mortgage financing, the Company organized Dominion Homes Financial Service, Ltd. ("DHFS") and began providing mortgage services during the second quarter of 2000. The primary mortgage services provided by DHFS are loan application processing and placement of mortgages through an agent for a number of mortgage banking institutions. DHFS does not provide mortgage financing to its customers and, consequently, does not bear the interest rate and market risks associated with the securitization of mortgage loans. DHFS offers its customers a number of attractive loan options that include interest rate buy downs and payment of the customer's loan origination fees, rate commitment fees, discount points and some closing fees.

         The Company will build a home under Federal Housing Administration ("FHA") or Department of Veteran Affairs ("VA") guidelines to allow the customer to finance the purchase through a FHA or VA mortgage program. In comparison to conventional financing, government insured financing generally allows customers to purchase homes with a higher percentage of their incomes directed toward housing expenses and with lower down payments (as little as no money down when used in conjunction with the Company's Nehemiah program). FHA and VA rules are also generally more liberal with respect to the amount of points and closing costs that the seller may pay. During 2001, approximately 67.0% of the Company's closings involved government insured financing. At January 1, 2002, the FHA financing limit was $208,801 in the CMSA Counties, $144,336 in Union County and $180,405 in the LMSA Counties.

TITLE INSURANCE AGENCY

         Alliance Title Agency, Ltd. ("Alliance"), which is 49.9% owned by the Company, provides title insurance for most of the Company's home sales in Central Ohio. Alliance Title Agency of Kentucky, LLC., a title insurance agency owned entirely by the Company will begin providing title insurance for its Louisville, Kentucky home sales in early 2002. The Company believes that the use of these title insurance agencies improve service to its customers and enhance its administrative processes.

DECORATING CENTER

         The Company offers its customers full-service advice and a wide variety of selections in its decorating centers in Central Ohio and Louisville, Kentucky. Both decorating centers feature full-sized samples and vignettes that allow the customer to visualize color combinations and other exterior building material alternatives, feel the textures, and picture how the selections work together. Decorating consultants are available to assist customers in making selections from among hundreds of options on display at the decorating center, from bathroom fixtures to outdoor siding. Management believes that its decorating centers reduce customer anxiety in the decorating and selection process and significantly contribute to customer satisfaction.

STRUCTURAL WARRANTY COMPANY

         Effective January 31, 2002, Dominion Structural Warranty Company, LLC, an Ohio limited liability company which is a wholly owned subsidiary of the Company, commenced operations. It was organized to provide the structural part of the 30 year warranty program offered by the Company on all of its homes.

QUALITY ASSURANCE PROGRAM

         The Company recognizes that for most customers the purchase of a home represents the single largest investment they will ever make. The Company's "Gold Medal" quality assurance program is designed to provide the customer with peace of mind and to insure the continuing soundness of this investment. Under this program, each home is subject to eight separate inspections by the Company's construction personnel. Also, members of the Company's senior management inspect randomly selected homes on a monthly basis. Because of the Company's attention to quality and its commitment to "doing it right the first time," the Company offers a comprehensive warranty program that features a two-year warranty covering all mechanical elements (including heating, plumbing and electrical systems), roof, windows and doors, as well as a thirty-year warranty covering all major structural components. The structural warranty on each home is automatically transferable to subsequent owners of the home. The Company also passes along to its customers all warranties provided by manufacturers and suppliers.

         The Company invites each customer at and after the closing to complete a questionnaire that rates the customer's sales representative, construction superintendent, decorating consultant and loan counselor. The questionnaire also provides other information regarding the customer's homebuilding experience. The Company uses the information obtained from these questionnaires to refine its products, programs and services to assure that the Company continues to be responsive to its customers.

LAND ACQUISITION AND DEVELOPMENT

         The Company believes that one of its key strengths has been its ability to identify and acquire property to be used as lots for future residential home development. The Company's practice has been to develop most of the lots on which it builds its homes. The Company generally does not buy unimproved land for speculation. In recent years the process to obtain the required zoning and other approvals necessary to build the

Company's communities has taken longer and has become increasingly difficult. Consequently, the Company is identifying future residential home sites sooner and starting these processes earlier than in the past.

         The Company believes that its practice of acquiring and developing unimproved land provides the Company with the ability to: (i) improve its profit margins by reducing the cost of finished lots; (ii) maintain an adequate supply of finished lots in desirable locations to meet market demand; (iii) control the details of development and create in its communities a distinctive look of quality and success; and (iv) construct homes more efficiently.

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

         Although the Company purchases land and engages in land development activities primarily for the purpose of maintaining an adequate supply of lots on which to build, the Company occasionally sells unimproved land and finished lots that no longer fit into its business objectives. There were no revenues from the sale of land during 2001 and $192,000 in revenues from the sale of land during 2000.

         Prior to its acquisition of unimproved land, the Company ensures that any necessary zoning, environmental or other governmental approvals required to develop the land into residential lots have been obtained and that the land is served by utilities. The Company's engineering and design professionals then plan and engineer the land and construct the streets, sewers, water and drainage facilities and other improvements to meet the Company's specifications. In developing land, the Company is required by some municipalities and other governmental authorities to provide letters of credit or performance bonds to secure performance of the Company's obligations to install sewers, streets and other improvements. At December 31, 2001, the Company had an aggregate of $27.5 million of letters of credit and performance bonds outstanding for these purposes. The Company does not believe that any of the outstanding letters of credit or performance bonds are likely to be drawn upon.

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

         The Company designs each residential community to have its own identity. Through its control over the details of development, from the placement of streets to the design of each community entryway, the Company creates in each of its communities a distinctive look of quality and success. The Company generally completes the sale of homes in its communities in time periods that range from three to five years from first to last sale, with smaller communities generally taking less time to complete than larger ones. Certain large communities can take more than five years to complete. In addition, the Company typically incorporates a homeowner association for communities with common areas to ensure the continued maintenance of the common areas after the community is developed.

         The Company occasionally enters into joint venture agreements with other homebuilders to acquire land and develop communities. The primary reasons for these joint ventures are to limit the Company's exposure to owning large amounts of land in a single community, to limit the risks associated with longer holding periods for these larger communities and to benefit from increased customer traffic.

         Land inventory owned by the Company represents land titled in the Company's name, or in the case of Louisville, Kentucky, in the name of Dominion Homes of Kentucky, Ltd. Land inventory controlled by the Company represents land which the Company has committed to purchase or has the right to acquire under contingent purchase contracts and option contracts.

         The following table sets forth the Company's land inventory as of December 31, 2001:

                                       Finished        Lots Under         Unimproved Land         Total
Land Inventory                           Lots          Development        Estimated Lots      Estimated Lots
----------------------------------- ---------------- ----------------- -------------------- ------------------
Owned by the Company:
    Central Ohio                              1,205             1,093                5,178              7,476
    Louisville, Kentucky                        166               180                  235                581
Controlled by the Company:
    Central Ohio                                -                 -                  6,896              6,896
    Louisville, Kentucky                        -                 -                    422                422
                                    ---------------- ----------------- -------------------- ------------------
Total                                         1,371             1,273               12,731             15,375
                                    ================ ================= ==================== ==================


AVAILABILITY OF LABOR AND RAW MATERIALS

         During periods of increased construction activity, the homebuilding industry has faced shortages in the availability of skilled labor. Waiting for skilled labor to become available may result in construction delays, while the use of less skilled labor to fill a skilled labor shortage may cause quality standards to suffer. Additionally, harsh winters could result in a larger than usual demand for skilled labor in the early spring from the construction industry. Increases in the demand for skilled labor can also result in increases in the cost of such labor. The Company believes that, by taking a long-term approach to its relationships with subcontractors and by providing consistent work, its ability to retain subcontractors and better control the cost of skilled labor is enhanced. However, significant increases in home deliveries from year to year have resulted in labor cost increases in past years.

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

COMPETITION

         The homebuilding industry in the Central Ohio and Louisville, Kentucky markets is highly competitive. The Company competes with national, regional and local homebuilders, some of which have greater financial, marketing, sales and other resources than the Company. The Company competes with other homebuilders and the resale market for the sale of homes on the basis of such factors as location, price, design and the Company's reputation for quality and service. The Company also competes with other homebuilders for materials and skilled labor and with other homebuilders and land developers for financing and desirable unimproved land. The Company believes its primary competitive strengths are: (i) knowledge, financial strength and dominant size in the Central Ohio market and its financial strength in the Louisville, Kentucky market, which have allowed it to capitalize on opportunities for advantageous land acquisition in desirable locations; (ii) it's ability to design and offer communities and homes that homebuyers find appealing; (iii) it's reputation for quality and service and (iv) a vertically integrated company that includes a lumber and other building materials distribution center, a land development division, a mortgage services company and title insurance agencies in Ohio and Kentucky.

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

         The Company often obtains options to purchase unimproved land but does not purchase such land until it is assured that the land will be serviced by utilities, has acceptable zoning in place and, based on satisfactory results from soil and wetland studies, will be able to be developed. Although these issues have not materially affected the Company in the past, they are becoming more significant obstacles to the development of land by the Company and the homebuilding industry in general. Obtaining acceptable zoning and overcoming objections of neighborhood groups and citizen activists is becoming more difficult, time consuming and expensive. There can be no assurance that these issues will not adversely affect the Company in the future. There can also be no assurance that the Company will not be required to incur material liabilities relating to the removal of hazardous waste or other environmental matters.

SERVICE MARKS

         The Company uses, owns and has obtained federal registration for the service marks Dominion Homes(R) and The Best of Everything(R). The Company also uses the service marks "The Dominion Homestore" and "Dominion Homes Financial Services." The Company's application for federal registration of these service marks is pending.

EMPLOYEES

         On December 31, 2001, the Company employed 487 individuals (including 8 part-time employees) in Central Ohio and 33 individuals (including 1 part-time employee) in Louisville, Kentucky. In Central Ohio, the Company employed 186 individuals in construction, 108 in sales and marketing, 71 in the lumber and building materials distribution center, 15 in land development, 20 in mortgage services and 87 in management, professional services, administrative or clerical positions. In Louisville, the Company employed 13 individuals in construction, 11 in sales, 1 in land development and 8 in management, administrative and clerical positions. The Company's employees are not represented by labor unions or covered by collective bargaining agreements. The Company believes its relationships with its employees and subcontractors are generally good.

OTHER INFORMATION

         Information regarding seasonality, practices of the Company regarding working capital items and backlog orders is contained in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2  PROPERTIES
        ----------

         The Company leases its 40,000 square foot corporate offices in Central Ohio from BRC. The lease was effective January 1, 1998 and runs for twelve years with a rental rate of $12.00 per square foot on a triple net basis. The lease contains two options to renew for periods of five years each at then-current market rates. The rental rates were established by an MAI appraiser commissioned by the Affiliated Transaction Review Committee of the Company's Board of Directors, and confirmed in a review by a second MAI appraiser.

         The Company owns a lumberyard located on approximately six acres in Columbus, Ohio. The facility includes nine buildings, constructed of steel, wood or concrete block and contains approximately 75,000 square feet of space.

         The Company leases from BRC an aggregate of 15,750 square feet of commercial space in Central, Ohio which the Company uses as a decorating center, centralized sales office, mortgage services company and construction conference center. The weighted average lease rate of this space is $11.00 a square foot. The Company's Affiliated Transaction Review Committee approved each of the leases after review of a report by an independent MAI appraiser. The Company also leases from non-affiliated parties approximately 4,185 square feet of commercial space in Louisville, Kentucky for its Louisville, Kentucky homebuilding operations and 1,200 square feet of warehouse space in Central Ohio for its model furnishings inventory.

         The Company has entered into a program with a non-affiliated party to sell and lease back many of its model homes. The Company had 36 model homes in Central Ohio and Louisville, Kentucky under lease with this program at December 31, 2001. These leases have one-year terms and then become month-to-month leases, at the option of the Company.


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

                                                            SALES PRICES
                                                            ------------
CALENDAR YEAR ENDING DECEMBER 31, 2002                   HIGH            LOW
                                                         ----            ---

First Quarter (Through March 18, 2002)..............   $ 19.35         $15.00


CALENDAR YEAR ENDING DECEMBER 31, 2001                   HIGH            LOW
                                                         ----            ---

First Quarter.......................................   $ 10.50         $ 7.63
Second Quarter......................................   $ 10.56         $ 7.93
Third Quarter.......................................   $ 14.30         $ 8.92
Fourth Quarter......................................   $ 15.88         $ 8.76


CALENDAR YEAR ENDING DECEMBER 31, 2000                   HIGH            LOW
                                                         ----            ---

First Quarter.......................................   $ 6.56          $ 5.31
Second Quarter......................................   $ 6.63          $ 5.31
Third Quarter.......................................   $ 8.50          $ 5.34
Fourth Quarter......................................   $ 9.56          $ 6.75


         On March 18, 2002, the last sale price of the Common Shares, as reported by the Nasdaq National Market, was $15.15 per share, and there were approximately 196 holders of record of the Common Shares.

         The Company has not paid any dividends in the past, but is considering whether to pay a dividend in the future. The provisions of the Company's bank credit facilities limit the amount of dividends that the Company may pay during any calendar year to 25% of the Company's net income after taxes for such year.

ITEM 6  SELECTED FINANCIAL DATA
        -----------------------
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)


         The following table summarizes certain selected financial and operating data of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere herein.

SELECTED FINANCIAL DATA                        2001           2000           1999          1998           1997
-----------------------                        ----           ----           ----          ----           ----
Revenues                                     $395,701       $326,415       $277,577      $264,937       $207,926
Gross profit                                   90,271         65,334         53,103        49,830         42,244
Income from operations                         37,780         24,526         19,502        21,110         18,919
Income before income taxes                     26,113         15,401         13,478        16,553         13,274
Provision for income taxes                     10,987          6,342          5,460         6,942          5,569
Net income                                     15,126          9,059          8,018         9,611          7,705
Basic earnings per share                         2.38           1.42           1.27          1.53           1.23
Diluted earnings per share                       2.30           1.39           1.23          1.46           1.20
Total assets at year end                      254,546        201,193        174,059       136,356        117,795
Long term obligations at year end             133,869        108,804         97,058        64,876         57,763


OPERATING DATA                                 2001           2000           1999          1998           1997
--------------                                 ----           ----           ----          ----           ----
Homes:
    Sales contracts (1)                         2,309          1,785          1,680         1,783          1,402
    Closings                                    2,054          1,798          1,641         1,735          1,387
    Backlog at year end                         1,032            777            790           751            703
Aggregate sales value of homes in
    backlog at year end                      $201,211       $153,921       $140,220      $129,241       $106,686

-----------------------
(1) Net of cancellations.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------


OVERVIEW

         Net income for 2001 increased 65.9% to a record $15.1 million, or $2.30 a diluted share, from $9.1 million, or $1.39 a diluted share, for the previous year. Revenues for the year 2001 increased 21.2% to a record $395.7 million based on the delivery of 2,054 homes compared to $326.4 million based on the delivery of 1,798 homes during 2000. The Company sold a record 2,309 homes during 2001, with a sales value of $431.3 million, compared to 1,785 homes, with a sales value of $331.8 million during 2000, a 30.0% increase in sales value. The Company's backlog of sales contracts on December 31, 2001 was a record 1,032 homes, with a sales value of $201.2 million, compared to 777 homes, with a sales value of $153.9 million on December 31, 2000. The large increase in revenues for 2001 is attributable to delivering 256 more homes at a higher average home price and increased revenues from the Company's mortgage financing services company. The average price of homes delivered in 2001 increased to $189,100 from $180,800 during 2000. Mortgage financing services fees increased to $7.1 million and contributed $1.5 million net income after tax during 2001 compared to $1.0 million of mortgage financing services fees and a slight profit during 2000. Favorable interest rates and higher FHA mortgage limits during 2001 were significant factors that contributed to the Company's record revenues. The Company also attributes its record revenues to the successful introduction of its Independence Series of homes. The Independence Series of homes is an affordable series of homes that starts at a selling price of under $100,000 and contributed 282 sales and 190 deliveries during 2001.

         Gross profit increased to $90.3 million, or 22.8% of revenues, for 2001 from $65.3 million, or 20.0% of revenues, for 2000. Increased gross profit resulted from the larger number of homes that were delivered, the higher average sales price of the homes that were delivered, reduced costs associated with its customers' mortgage financing due to falling interest rates, increased mortgage financing service fees and reduced financing and direct construction costs. Selling, general and administrative expenses for 2001 increased to $52.5 million, or 13.3% of revenues, compared to $40.8 million, or 12.5% of revenues, for 2000. Selling, general and administrative expenses increased due to sales commissions based on higher sales revenues, additional general and administrative expenses of the mortgage services subsidiary and other variable costs associated with selling more homes. Interest expense for 2001 increased to $11.7 million, or 2.9% of revenues, from $9.1 million, or 2.8% of revenues, for 2000 as a result of higher average borrowings partially offset by lower interest rates in 2001. The Company incurred higher average borrowings during 2001 of $126.4 million compared to $110.4 million during 2000 due to increased levels of construction and investment in real estate inventories. This impact upon interest expense was partially offset by lower weighted average interest rates during 2001, which decreased to 7.7% in 2001 from 8.5% in 2000. Real estate inventories increased principally due to expansion of building activities in Louisville, Kentucky and to development of the new communities required to support the Independence Series of homes.

COMPANY OUTLOOK

         The Company has positioned itself to continue to offer its traditional home products and to enhance its appeal to first and second time homebuyers with new and more affordable home products and targeted marketing campaigns. The Company intends to expand its Independence Series of home locations because of its wide appeal and has replaced two series of homes in favor of a new series of homes marketed as the Celebration Series. The Celebration Series of homes offers more standard features, is more efficient to build and in most cases is more affordable than the previously offered Century and Celebrity Series of homes. With the Independence and Celebration Series of homes, the Company is intentionally targeting a more affordable segment of the homebuyer market and expects the average price of the homes that it delivers in 2002 to decline from that experienced in 2001. Although the lower priced homes delivered during 2002 are expected to contribute less gross profit per home, the Company expects enhanced home sales during the year. The Company does not foresee further reductions in interest rates during 2002 and, therefore, does not expect the reduced customer mortgage financing costs enjoyed in 2001. The Company does expect the financial results for the first half of 2002 to somewhat exceed those experienced in the first half of 2001. This expectation is based on the Company's backlog of sales contracts at December 31, 2001 and continued moderate interest rates.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

         The statements contained in this report under the captions "Company Outlook" and other provisions of this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in such forward looking statements. These important risks, uncertainties and other factors include, without limitation:
       - Real or perceived adverse economic conditions
       - Increases in mortgage interest rates
       - Changes in mortgage finance programs, including the Nehemiah program and other programs approved by HUD, the FHA and VA
       - Increased amounts outstanding under the Company's bank credit facility
       - Increases in the cost of acquiring and developing land
       - Mortgage service commitments that expire prior to homes being delivered
       - The Company's ability to install public improvements or build and close homes on a timely basis due to adverse weather conditions
       - Delays or adverse decisions in zoning, permitting, subdivision platting, inspection or other regulatory processes
       - The expanded focus of the Company on its Independence Series and Celebration Series of homes
       - The effect of changing consumer tastes on the market acceptance for the Company's homes
       - The impact of competitive products and pricing
       - The effect of shortages or increases in the costs of materials, subcontractors, labor, utility infrastructure or financing
       - The continued availability of credit
       - The commencement or outcome of litigation
       - The impact of changes in government regulation
       - Problems that could arise from further expansion into the Louisville, Kentucky market
       - Other risks described in the Company's Securities and Exchange Commission filings.

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

         The following table sets forth certain data for each of the last eight quarters:

                                                                Sales                                  Backlog
             Three                      Revenues              Contracts           Closings         (at period end)
          Months Ended               (in thousands)         (in units)(1)        (in units)          (in units)
          ------------               --------------         -------------        ----------          ----------
         Mar. 31, 2000                  $62,218                  608                359                1,039
         June 30, 2000                  $76,492                  420                443                1,016
         Sept. 30, 2000                 $87,547                  353                482                  887
         Dec. 31, 2000                  $100,158                 404                514                  777
         Mar. 31, 2001                  $67,362                  706                347                1,136
         June 30, 2001                  $90,649                  589                466                1,259
         Sept. 30, 2001                 $121,053                 484                631                1,112
         Dec. 31, 2001                  $116,637                 530                610                1,032

--------------
(1) Net of cancellations.


         At December 31, 2001 the aggregate sales value of homes in backlog was $201.2 million compared to $153.9 million at December 31, 2000. The average sales value of homes in backlog at December 31, 2001 was $194,972 compared to $198,096 at December 31, 2000.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Statements of Operations contained in the Financial Statements expressed as percentages of total revenues, as well as certain operating data:

                                                     Year Ended December 31,

                                                         2001             2000             1999
                                                         ----             ----             ----
Revenues                                                  100.0 %          100.0 %          100.0 %
Cost of real estate sold                                   77.2             80.0             80.8
                                                      ----------        ---------        ---------
    Gross profit                                           22.8             20.0             19.2
Selling, general and administrative                        13.3             12.5             12.2
                                                      ----------        ---------        ---------
    Income from operations                                  9.5              7.5              7.0
Interest expense                                            2.9              2.8              2.1
                                                      ----------        ---------        ---------
    Income before income taxes                              6.6              4.7              4.9
Provision for income taxes                                  2.8              1.9              2.0
                                                      ----------        ---------        ---------
    Net income                                              3.8 %            2.8 %            2.9 %
                                                      ==========        =========        =========

Homes:
    Sales contracts                                       2,309            1,785            1,680
    Closings                                              2,054            1,798            1,641
    Backlog at year end                                   1,032              777              790
Average sales price of homes closed
    during the year (in thousands)                        $ 189            $ 181            $ 169
Average sales value of homes in backlog
    at year end (in thousands)                            $ 195            $ 198            $ 177
Aggregate sales value of homes in
    backlog at year end (in thousands)                $ 201,211         $153,921         $140,220


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

         Homes included in "sales contracts" in the foregoing table are net of cancellations. Most cancellations occur because customers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process. The cancellation rates for homes in backlog as of December 31, 2000, 1999 and 1998 were 15.3%, 11.6%, and 10.4%, respectively.

2001 COMPARED TO 2000

         REVENUES. Revenues for 2001 increased to $395.7 million from the delivery of 2,054 homes compared to 2000 revenues of $326.4 million from the delivery of 1,798 homes. Revenues for 2001 increased $69.3 million, or 21.2%, principally due to delivering 256 more homes at a higher average home price and increased revenues from the Company's mortgage financing services subsidiary. Included in the 2,054 homes delivered in 2001 were 15 homes, with a sales value of $2.2 million, that were sold and leased back by the Company for use as model homes and sales offices. Included in the 1,798 homes delivered in 2000 were 28 homes, with a sales value of $4.8 million, that were sold and leased back by the Company for use as model homes and sales offices. The average price of homes delivered in 2001 increased to $189,100 from $180,800 in 2000, an increase of $8,300 or 4.6%, per home. The higher average price of delivered homes in 2001 was the result of lower interest rates combined with increased FHA mortgage limits that allowed the Company's customers to buy larger or more expensive homes. The increased FHA mortgage limits allowed homebuyers to qualify for larger mortgages while minimizing the required down payment. Included in revenues are other revenues, consisting of revenues from the Company's mortgage finance services subsidiary and the sale of land and building supplies to other builders. These other revenues during 2001 amounted to $7.2 million, $7.1 million of which was from mortgage finance service fees, compared to other revenues during 2000 of $1.4 million, $1.0 million of which was from mortgage finance service fees.

         GROSS PROFIT. Gross profit for 2001 increased to $90.3 million, representing 22.8% of revenues, from $65.3 million, representing 20.0% of revenues, for 2000. The primary reasons for the increase in 2001 gross profit were the larger number of delivered homes, the higher average sales price of delivered homes, reduced costs associated with its customers' mortgage financing due to falling interest rates, increased mortgage finance service fees and reduced direct construction costs during 2001 compared to 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 2001 increased to $52.5 million, or 13.3% of revenues, compared to $40.8 million, or 12.5% of revenues, for 2000. Selling, general and administrative expenses increased primarily due to higher sales commissions associated with the sale of more homes and more expensive homes, the general and administrative expenses of the Company's mortgage financing services subsidiary and other variable costs associated with selling more homes.

         INTEREST EXPENSE. Interest expense for 2001 increased to $11.7 million, representing 2.9% of revenues, from $9.1 million, representing 2.8% of revenues, for 2000. Interest expense for 2001 increased due to the higher average revolving line of credit borrowing by the Company. The increased borrowings were somewhat offset by the lower weighted average interest rate experienced by the Company during 2001. The Company incurred higher average revolving line of credit borrowings due to having more homes and more expensive homes under construction during 2001 and increased investment in real estate inventories. The average revolving line of credit borrowings outstanding were $126.4 million and $110.4 million for 2001 and 2000, respectively. The weighted average rate of interest under the Company's revolving line of credit was 7.7% for 2001 compared to 8.5% for 2000.

         PROVISION FOR INCOME TAXES. Income tax expense for 2001 increased to $11.0 million from $6.3 million for 2000. The Company's estimated annual effective tax rate increased to 42.1% for 2001 from 41.2% for 2000.

2000 COMPARED TO 1999

         REVENUES. Revenues for 2000 increased to $326.4 million from the delivery of 1,798 homes compared to 1999 revenues of $277.6 million from the delivery of 1,641 homes. Revenues for 2000 increased $48.8 million, or 17.6%, due to closing 157 more homes at a higher average price of delivered home. Included in the 1,798 homes delivered in 2000 were 28 homes, with a sales value of $4.8 million, that were sold and leased back by the Company for use as model homes and sales offices. The Company did not sell and lease back any model homes during 1999. The average price of homes delivered in 2000 increased to $180,800 from $168,800 in 1999, an increase of $12,000, or 7%, per home. The higher average price of delivered homes in 2000 was the result of the Company emphasizing the sale of larger homes and homes with more options, combined with increased FHA mortgage limits. The increased FHA mortgage limits allowed homebuyers to qualify for larger mortgages while minimizing their required down payment. Included in revenues are other revenue, consisting of revenues from the Company's mortgage financing services subsidiary and the sale of land and building supplies to other builders. These other revenues during 2000 amounted to $1.4 million, $1.0 million of which was from mortgage finance service fees, compared to other revenues during 1999 of $607,000, all of which was from the sale of land or building supplies to other builders.

         GROSS PROFIT. Gross profit for 2000 increased to $65.3 million, representing 20.0% of revenues, from $53.1 million, representing 19.2% of revenues for 1999. The primary reasons for the increase in 2000 gross profit were the larger number of homes delivered, the higher average sales price of homes delivered, reduced costs associated with its customers' mortgage financing and more effective control of financing and direct construction costs during 2000 compared to 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 2000 increased to $40.8 million, representing 12.5% of revenues, compared to $33.6 million, representing 12.2% of revenues, for 1999. Selling, general and administrative expenses increased primarily due to expanded operations in the Louisville, Kentucky market, costs of the mortgage financing services subsidiary and variable costs associated with selling more and larger homes.

         INTEREST EXPENSE. Interest expense for 2000 increased to $9.1 million, representing 2.8% of revenues, from $6.0 million, representing 2.1% of revenues, for 1999. The primary reasons for the increase in interest expense were higher average revolving line of credit borrowings and a higher weighted average interest rate. The Company required higher average revolving line of credit borrowings in 2000 to finance the more expensive homes under construction during 2000 and the increased investment in real estate inventories. The average revolving line of credit borrowings outstanding were $110.4 million and $82.3 million for 2000 and 1999, respectively. The weighted average rate of interest under the Company's revolving line of credit was 8.5% for 2000 compared to 7.5% for 1999.

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

SOURCES AND USES OF CASH
2001 COMPARED TO 2000

         The Company invested $15.5 million in operating activities during 2001 compared to $10.0 million during 2000, principally because the Company invested $17.3 million more in real estate inventories during 2001 than in 2000. The increased investment in real estate inventories during 2001 was offset by increases in net income and accrued construction costs. The investment in real estate inventories increased $43.2 million during 2001 compared to $25.9 million during 2000. The investment in real estate inventories was financed by cash generated from operations, exclusive of the investment in real estate inventories, of $27.7 million compared to $15.9 million in 2000 and the balance principally from bank lines of credit. Real estate inventories increased as the Company invested $21.6 million more in land and land development inventories, $25.1 million more in homes under construction and $622,000 less in other construction material inventories at December 31, 2001 than at December 31, 2000. Net cash used in investing activities during 2001 was $1.9 million compared to $1.6 million during 2000. Financing activities provided the Company with $21.0 million in cash compared to $10.8 million the previous year. The bank credit facility provided net funds during the year of $25.8 million and sellers of land to the Company provided $3.8 million of financing during 2001.

SOURCES AND USES OF CASH
2000 COMPARED TO 1999

         The Company invested $10.0 million in operating activities during 2000 compared to $25.5 million during 1999. The two principal reasons for this reduction were that the Company invested $7.9 million less in real estate inventories during 2000 than in 1999 and the Company increased its provisions for home construction and warranty costs by $6.3 million. The investment in real estate inventories increased $25.9 million in 2000 compared to an increase of $32.7 million in 1999. The investment in real estate inventories was financed by cash generated from operations, exclusive of the investment in real estate inventories, of $15.9 million in 2000 compared to $7.2 million in 1999 and the balance principally from bank lines of credit. Real estate inventories increased as the Company invested $18.1 million more in land and land development, $6.4 million more in homes under construction and $1.4 million more in building materials. Net cash used in investing activities during 2000 was $1.6 million compared to $1.1 million during 1999. Financing activities provided the Company with $10.8 million in cash compared to $29.2 million the previous year. The bank credit facility provided net funds of $13.3 million during 2000, which was used principally to fund real estate inventories.

REAL ESTATE INVENTORIES

         The Company's practice is to develop most of the lots upon which it builds its homes. Generally, the Company attempts to maintain a land inventory that will be sufficient to meet its anticipated lot needs for at least the next three to five years. At December 31, 2001, the Company either owned or was under contract to purchase lots or land that could be developed into approximately 8,100 lots, including 600 lots in Louisville, Kentucky. The Company controlled through option agreements 7,300 additional lots, including 400 lots in Louisville, Kentucky. During 2001, the Company exercised options to purchase 3,100 lots, including 350 lots in Louisville, Kentucky. Option agreements expire at varying dates through 2009. The Company's decision to exercise any particular option or otherwise acquire additional land is based upon an assessment of a number of factors, including its existing land inventory at the time and its evaluation of the future demand for its homes.

         Real estate inventories increased to $230.0 million at December 31, 2001 compared to $184.5 million at December 31, 2000. Land and land development costs increased $21.1 million to $134.3 million from $113.2 million, homes under construction increased $25.0 million to $91.7 million from $66.7 million and other inventories, consisting primarily of lumber and other building materials, decreased $622,000, to $4.0 million from $4.6 million for a combined increase of $45.5 million. Of the $21.1 million increase in land and land development costs, $5.7 million is due to new land and land development inventories in Louisville, Kentucky. The balance of the increase in land and land development inventories is principally due to the increased number of sales communities required to support its new line of homes, the Independence Series. Homes under construction inventories increased principally due to higher sales value of homes under construction at December 31, 2001 compared to December 31, 2000.

         The Company has entered into joint venture agreements with other homebuilders to own and develop communities. The primary reasons for these joint ventures are to limit the Company's exposure to owning large amounts of land in a single community, to limit risks associated with longer holding periods for these larger communities and to benefit from the increased customer traffic. Development costs of the joint ventures generally are funded by the participants. In certain cases, the Company may be liable under debt commitments within the particular joint venture. At December 31, 2001, the Company is party to a joint venture that finances development activities with its own loan agreement. The Company has guaranteed the joint venture's loan agreement for its one half interest or up to $1.2 million. At December 31, 2001 the joint venture had $208,000 in loans outstanding and the Company's portion was $104,000. The participants in the joint ventures acquire substantially all of the developed lots. The Company does not purchase land for resale.

         On December 31, 2001, the Company had 199 inventory homes, including 47 in Louisville, Kentucky, in various stages of construction, which represented an aggregate investment of $17.5 million. At December 31, 2000, the Company had 132 inventory homes, including 13 in Louisville, Kentucky, in various stages of construction, which represented an aggregate investment of $11.1 million. The Independence Series of homes was the major reason for the increase in the number of inventory homes in Central Ohio. Inventory homes are not reflected in sales or backlog.

LAND PURCHASE COMMITMENTS

         At December 31, 2001, the Company had commitments to purchase residential lots and unimproved land at an aggregate cost of $16.2 million, of which $7.9 million is expected to be funded during 2002. In addition, the Company expects to enter into and fund commitments that are not recorded at December 31, 2001. The Company had cancelable contracts, at December 31, 2001 to purchase residential lots and unimproved land of $72.4 million of which $38.9 million expires in 2002, most of which the Company expects to execute. The Company had a total of $2.5 million in good faith deposits invested in purchase commitments and cancelable purchase obligations at December 31, 2001. See Note 5 to the Consolidated Financial Statements for additional details. These cancelable contracts contain contingencies that in many cases either delay the completion of the contracts or prevent the contracts from being completed. For example, in recent years the Company has experienced a greater percentage of these contracts being delayed for extensive periods of time or not being able to be completed, primarily due to opposition to acceptable zoning and other financial issues. The Company believes that the borrowing capacity available under its existing credit facility and anticipated cash flows from operations will be sufficient to meet its liquidity needs for 2002. Should these sources of liquidity be insufficient to meet its capital needs, the Company believes it has the ability to adjust its strategies for land acquisition and development by canceling or extending its purchase obligations and reducing land development activity.

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

SELLER-PROVIDED DEBT

         The Company had $1.0 million and $1.5 million of seller-provided term debt outstanding at December 31, 2001 and 2000, respectively. The interest rate on the seller-provided term debt owed at December 31, 2001 was 8% and the Company expects to repay it all during 2002.

BANK FACILITY

         On December 31, 2001 the Company entered into an Amended and Restated $175 million Senior Unsecured Revolving Credit Facility (the "Facility"). Eight lending banks are party to the Facility and Huntington National Bank is the Administrative Agent and Issuing Bank of the Facility. See Note 7 to the Consolidated Financial Statements for additional details.

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

         As of December 31, 2001, the Company was in compliance with Facility covenants and had $27.6 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In October 2001, the FASB issued Statement of Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company beginning January 1, 2002. The Company is in the process of evaluating the impact of SFAS No. 144 on its financial statements.

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including those related to real estate inventories, warranty obligations, and construction costs for homes closed. The Company bases these estimates on historical trends and experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

         - Reserves to reduce the Company's real estate inventories to net realizable value are recorded using several factors including management's plans for future operations, recent operating results and projected cash flows, which include assumptions related to expected future demand and market conditions. The adequacy of the Company's reserves could be materially affected by changes in market conditions.

         - Estimates for construction costs for homes closed are recorded in the period when the related home is closed. These estimates are based on detailed budgets for each home and historical experience and trends. If actual costs change, significant variances may be encountered.

         - Reserves for the estimated cost of homes under warranty are recorded in the period in which the related home is closed and is based on historical experience and trends. Should actual warranty experience change, revisions to the estimated warranty liability would be required.

         - Estimates for the costs to complete land development are recorded upon completion of the related land development project. Estimates for land and land development costs are allocated to development phases based on the total number of lots expected to be developed within each subdivision and are based on detailed budgets for the land development project and historical experience and trends. If actual costs or total the number of lots developed changes, significant variances may be encountered.

ITEM 7A  QUANTITATIVE AND QUALITATIVE
         ----------------------------
         DISCLOSURES ABOUT MARKET RISK
         -----------------------------

         As of December 31, 2001 the Company had entered into five interest rate swap contracts ("Contracts") with an aggregate notional amount of $70 million, as reflected in the table below. The Company enters into Contracts to minimize earnings fluctuations caused by interest rate volatility associated with the Company's variable rate debt. The Contracts allow the Company to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under the Contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating-rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt on December 31, 2001, after the effect of the Contracts has been considered, is approximately 53% of total borrowings under the Facility. The Company does not enter into derivative financial instrument transactions for speculative purposes. The Contracts are more fully described below:

         Notional
         Amount            Start Date           Maturity Date         Fixed Rate
         ------            ----------           -------------         ----------

         $10 million       May 6, 1998          May 6, 2003           5.96%
         $20 million       Dec. 14, 2000        Jan. 12, 2004         5.98%
         $20 million       Jan. 12, 2001        Jan. 12. 2005         5.58%
         $10 million       Mar. 8, 2001         Mar. 8, 2004          5.16%
         $10 million       Sept. 12, 2001       Sept. 12, 2004        4.54%


         The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at December 31, 2001. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on the three-month forward LIBOR rate plus a variable margin of 2.00% for 2002 and subsequent years. The fair value of the variable rate liabilities at December 31, 2001 and 2000 was $131,511,000 and $105,701,000,
respectively. The fair value of the derivatives at December 31, 2001 was a loss of $3.0 million and at December 31, 2000 a gain of $160,000. The Company does not expect the loss at December 31, 2001 to be realized because it expects to retain the Contracts to maturity. All amounts are reflected in U.S. Dollars (thousands).

                                                                                                     TOTAL
                                                                                                     -----
                                       2002       2003        2004        2005                 2001         2000
                                       ----       ----        ----        ----                 ----         ----
LIABILITIES
    Variable rate                                                       $131,511             $131,511     $105,701
    Average interest rate                                                  4.13%                4.13%        8.15%

INTEREST-RATE DERIVATIVES
    Notional amount                  $ 70,000   $ 70,000    $ 60,000     $20,000              $70,000      $40,000
    Average pay rate                    5.54%      5.50%       5.32%       5.58%                5.52%        5.84%
    Average receive rate                3.88%      3.88%       3.88%       3.88%                4.13%        8.15%

ITEM 8  FINANCIAL STATEMENTS
        --------------------


REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Board of Directors
and Shareholders
of Dominion Homes, Inc.


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Dominion Homes, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
January 25, 2002

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
================================================================================

                                                   Year ended December 31,
                                               2001         2000        1999
                                            ----------   ----------   ----------

Revenues                                    $  395,701   $  326,415   $  277,577
Cost of real estate sold                       305,430      261,081      224,474
                                            ----------   ----------   ----------
Gross profit                                    90,271       65,334       53,103
Selling, general and administrative             52,491       40,808       33,601
                                            ----------   ----------   ----------
Income from operations                          37,780       24,526       19,502
Interest expense                                11,667        9,125        6,024
                                            ----------   ----------   ----------
        Income before income taxes              26,113       15,401       13,478
Provision for income taxes                      10,987        6,342        5,460
                                            ----------   ----------   ----------
              Net income                    $   15,126   $    9,059   $    8,018
                                            ==========   ==========   ==========

Earnings per share
        Basic                                    $2.38        $1.42        $1.27
                                            ==========   ==========   ==========
        Diluted                                  $2.30        $1.39        $1.23
                                            ==========   ==========   ==========

Weighted average shares outstanding
        Basic                                6,351,343    6,363,131    6,318,148
                                            ==========   ==========   ==========
        Diluted                              6,575,026    6,496,720    6,495,796
                                            ==========   ==========   ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              DOMINION HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)


                                                              December 31,
                                                           2001          2000
                                                         ---------    ---------

                                     ASSETS

Cash and cash equivalents                                $   5,619    $   2,106
Accounts receivable
  Trade                                                         18          314
  Due from financial institutions for
    residential closings                                     2,864          712
Real estate inventories
  Land and land development costs                          134,293      113,186
  Homes under construction                                  91,734       66,669
  Other                                                      3,997        4,619
                                                         ---------    ---------
      Total real estate inventories                        230,024      184,474
                                                         ---------    ---------
Prepaid expenses and other                                   3,963        4,639
Deferred income taxes                                        5,865        2,967
Property and equipment, at cost                             12,422       10,657
    Less accumulated depreciation                           (6,229)      (4,676)
                                                         ---------    ---------
      Total property and equipment                           6,193        5,981
                                                         ---------    ---------
        Total assets                                     $ 254,546    $ 201,193
                                                         =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                         $   9,483    $   5,808
Deposits on homes under contract                             2,684        1,804
Accrued liabilities                                         26,943       16,889
Note payable, banks                                        131,511      105,701
Term debt                                                    2,358        3,103
                                                         ---------    ---------
      Total liabilities                                    172,979      133,305
                                                         ---------    ---------
Commitments and contingencies
Shareholders' equity
  Common shares, without stated value,
    12,000,000 shares authorized,
    6,433,057 shares issued and 6,408,057 shares
    outstanding on December 31, 2001
    and 6,407,227 shares issued and 6,382,227 shares
    outstanding on December 31, 2000                        31,850       31,611
  Deferred compensation                                       (332)        (376)
  Retained earnings                                         51,951       36,825
  Accumulated other comprehensive loss                      (1,730)        --
  Treasury stock, at cost                                     (172)        (172)
                                                         ---------    ---------
      Total shareholders' equity                            81,567       67,888
                                                         ---------    ---------
        Total liabilities and shareholders' equity       $ 254,546    $ 201,193
                                                         =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              DOMINION HOMES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except share information)


                                                       Deferred Compensation
                                                       ---------------------                Accumulated Other
                                           Common                    Trust       Retained     Comprehensive    Treasury
                                           Shares      Liability     Shares      Earnings     Income (loss)      Stock      Total
                                           ------      ---------     ------      --------     -------------      -----      -----

Balance, December 31, 1998                $ 30,851        $853      ($1,224)     $19,748                                   $50,228
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                         8,018                                     8,018

Shares awarded and redeemed                    537        (170)                                                                367

Shares distributed from trust
  for deferred compensation                                             (35)                                                   (35)

Treasury shares purchased                                                                                        ($172)       (172)

Deferred compensation                                      324                                                                 324
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  31,385       1,007       (1,259)      27,766                          (172)     58,730
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                         9,059                                     9,059

Shares awarded and redeemed                    223        (221)                                                                  2

Shares distributed from trust
  for deferred compensation                                             (45)                                                   (45)

Deferred compensation                                      142                                                                 142
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  31,611         928       (1,304)      36,825                          (172)     67,888
-----------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of
  adopting accounting principle                                                                     $94                         94
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January  1, 2001, as adjusted      31,611         928       (1,304)      36,825             94           (172)     67,982
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        15,126                                    15,126

Unrealized hedging loss, net
  of deferred taxes of $1,255                                                                    (1,824)                    (1,824)
                                                                                                                           --------

Comprehensive income                                                                                                        13,302
                                                                                                                            -------

Shares awarded and redeemed                    239        (308)                                                                (69)

Shares distributed from Trust
  for deferred compensation                               (138)         138

Deferred compensation                                      352                                                                 352
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                 $31,850        $834      ($1,166)     $51,951        ($1,730)         ($172)    $81,567
-----------------------------------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                              ----------------------------------
                                                2001        2000        1999
                                              ----------------------------------
Cash flows from operating activities:
  Net income                                  $  15,126   $   9,059   $   8,018
  Adjustments to reconcile net income to
      cash used in operating activities:
    Depreciation and amortization                 2,514       1,864       1,440
    Reserve for real estate inventories           1,378         889         245
    Issuance of common shares for compensation       26           2         367
    Deferred income taxes                        (1,643)     (1,063)       (116)
    Changes in assets and liabilities:
      Accounts receivable                        (1,856)       (270)        146
      Real estate inventories                   (43,178)    (25,862)    (32,700)
      Prepaid expenses and other                    318        (928)       (984)
      Accounts payable                            3,675         535        (247)
      Deposits on homes under contract              880         170        (967)
      Accrued liabilities                         7,263       5,620        (699)
                                              ---------   ---------   ---------
        Net cash used in operating activities   (15,497)     (9,984)    (25,497)
                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchase of property & equipment               (1,879)     (1,614)     (1,058)
                                              ---------   ---------   ---------
        Net cash used in investing activities    (1,879)     (1,614)     (1,058)
                                              ---------   ---------   ---------
Cash flows from financing activities:
  Payments on note payable, banks              (334,016)   (285,632)   (266,884)
  Proceeds from note payable, banks             359,826     299,025     298,777
  Payments on term debt                          (4,254)     (1,573)     (2,057)
  Payment of deferred financing fees               (271)       (369)       (181)
  Payments on capital lease obligations            (301)       (395)       (292)
  Common shares purchased or redeemed               (95)       (214)       (207)
                                              ---------   ---------   ---------
        Net cash provided by financing
          activities                             20,889      10,842      29,156
                                              ---------   ---------   ---------
      Net change in cash and cash equivalents     3,513        (756)      2,601
Cash and cash equivalents, beginning of year      2,106       2,862         261
                                              ---------   ---------   ---------
      Cash and cash equivalents, end of year  $   5,619   $   2,106   $   2,862
                                              =========   =========   =========

Supplemental disclosures of cash flow
    information:
  Interest paid (net of amounts capitalized)   $   2,173   $   3,097   $   1,969
                                               =========   =========   =========
  Income taxes paid                            $  11,435   $   6,948   $   5,839
                                               =========   =========   =========

Supplemental disclosures of non-cash
    financing activities:
  Land acquired by purchase contracts or
    seller financing                           $   3,750   $     321   $   1,572
                                               =========   =========   =========
  Capital lease obligations                    $      60   $    --     $   1,066
                                               =========   =========   =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS OPERATIONS AND BASIS OF PRESENTATION:

         Dominion Homes, Inc. is a single-family homebuilder with operations in Central Ohio and Louisville, Kentucky. The Company was incorporated in October 1993 in anticipation of its initial public offering of common shares in March 1994. Prior to the initial public offering, the homebuilding operations were part of BRC Properties Inc. ("BRC"), formerly known as Borror Realty Company. BRC was incorporated in 1946 and started building homes in 1976. Donald Borror, the Company's Chairman Emeritus for the Board, traces his homebuilding experience to several homes he constructed in 1952. BRC owned 4,204,324 common shares of the Company, or 65.6% of its outstanding common shares, at December 31, 2001.

         On November 16, 1999, Dominion Homes, Inc. formed Dominion Homes Financial Services, Ltd. ("DHFS") to provide mortgage financing services, primarily to its customers. DHFS became operational in second quarter 2000 and by the end of 2000 provided mortgage financing services to most of the Company's customers. On December 30, 1999, Dominion Homes, Inc. formed Dominion Homes of Kentucky, Ltd. ("DHK") to own and operate the Company's homebuilding operations in Louisville, Kentucky. DHFS is an Ohio limited liability company and DHK is a Kentucky limited partnership. Both entities are wholly owned by Dominion Homes, Inc. The accompanying consolidated financial statements include the accounts of DHFS and DHK. Intercompany transactions are eliminated in consolidation.


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

         Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company recognized an impairment loss of approximately $1,378,000, $889,000 and $245,000 on real estate inventories for the years ended December 31, 2001, 2000, and 1999 respectively.

         PROPERTY AND EQUIPMENT: Depreciation and amortization are recognized on straight-line and declining-balance methods at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of the assets range from three to forty years. Property and equipment includes assets subject to capital leases with a cost of $2,118,000 and $2,058,000, net of accumulated amortization of $994,000 and $566,000 at December 31, 2001 and 2000, respectively. Depreciation expense was $1,591,000, $1,099,000 and $815,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized and amortized. The asset cost and accumulated depreciation for assets sold or retired is removed, and any resulting gain or loss is reflected in operations.

         EARNINGS PER SHARE: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share computations include common share equivalents, when dilutive.

         WARRANTY COSTS: The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was $3,351,000, $3,552,000 and $2,759,000 for the years ended December 31, 2001,
2000 and 1999, respectively. Accrued warranty cost was $2,568,000 and $1,895,000 at December 31, 2001 and 2000, respectively.

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

         CAPITALIZATION OF INTEREST: The Company capitalizes the cost of interest related to construction costs incurred during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. The summary of total interest is as follows:

                                                                                      Year Ended December 31,

                                                                            2001                2000              1999
                                                                            ----                ----              ----

          Interest incurred                                              $10,869,000         $10,430,000        $6,943,000
          Interest capitalized                                            (6,626,000)         (6,741,000)       (4,726,000)
                                                                          -----------         -----------       -----------
          Interest expensed directly                                       4,243,000           3,689,000         2,217,000
          Previously capitalized interest charged to expense               7,424,000           5,436,000         3,807,000
                                                                           ---------           ---------         ---------
          Total interest expense                                         $11,667,000          $9,125,000        $6,024,000
                                                                         ===========          ==========        ==========
          Capitalized interest in ending inventory                        $3,811,000          $4,609,000        $3,304,000
                                                                          ==========          ==========        ==========


         DEFERRED COSTS: Fees and costs incurred in connection with financing agreements are capitalized as other assets and amortized over the terms of the respective agreements. Amortization expense was $629,000 $549,000 and $385,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         ADVERTISING COSTS: The Company expenses advertising costs when incurred. Advertising expense was $4,404,000, $3,397,000 and $2,876,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         SEGMENT INFORMATION: The Company's homebuilding operations, which are conducted in two geographic regions, have similar characteristics including the product offerings, pricing and margins and as such, have been aggregated. The Company's mortgage operations directly support its core homebuilding operations and services to outside parties are rare. Therefore, the mortgage operations and the homebuilding operations have been aggregated into one reportable segment - the homebuilding segment.

         UTILIZATION OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         In October 2001, the FASB issued Statement of Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company beginning January 1, 2002. The Company is in the process of evaluating the impact of SFAS No. 144 on its financial statements.


3.  RELATED ENTITY:

         Alliance Title Agency was created by the Company in order to provide title insurance to the Company's customers and third parties and to facilitate the closing of the Company's homes. The Company owns 49.9% of the title insurance agency and reports its investment using the equity method of accounting. The Company recognized $553,000, $455,000 and $454,000 as its share of the earnings from this investment for 2001, 2000 and 1999, respectively. The Company's investment in the title insurance company was $245,000 and $220,000 at December 31, 2001 and 2000, respectively, and is included in other assets in the accompanying consolidated balance sheets.


4.  EARNINGS PER SHARE:

         A reconciliation of weighted average common shares used in basic and diluted earnings per share calculations are as follows:

                                            2001          2000          1999
                                            ----          ----          ----
    Weighted average shares - basic       6,351,343     6,363,131     6,318,148
    Common share equivalents                223,683       133,589       177,648
                                          ---------     ---------     ---------
    Weighted average shares - diluted     6,575,026     6,496,720     6,495,796
                                          =========     =========     =========


         As of December 31, 2001, 2000 and 1999 there were 1,033, 21,045 and
129,000 options, respectively, which were antidilutive and have been excluded from the respective diluted earnings per share calculations above.

5.  LAND PURCHASE COMMITMENTS:

         Purchase contracts for residential lots and unimproved land in Central, Ohio and Louisville, Kentucky at December 31, 2001 and 2000 were:

                                             2001                2000
                                             ----                ----

         Number of expected lots                1,099                 398

         Purchase price                  $ 16,224,000         $ 6,013,100
         Less deposits or guarantees       (1,229,000)           (101,500)
                                         -------------       -------------
         Net land purchase commitments   $ 14,995,000         $ 5,911,600
                                         =============       =============


         In addition, at December 31, 2001, the Company had entered into cancelable contracts to purchase residential lots and unimproved land in Central, Ohio and Louisville, Kentucky of $72,385,000 In order to secure these cancelable contracts the Company committed deposits or other guarantees of $1,480,000. These cancelable contracts contain contingencies that in many cases either delay the completion of the contracts or prevent the contracts from being completed. Cancelable contracts expire in the following years:


                                                Cancelable
          Year                                  Contracts
          ----                                  ---------

          2002                                 $38,953,000
          2003                                  14,625,000
          2004                                   2,484,000
          2005                                   2,074,000
          Thereafter                            14,249,000
                                               -----------
                                               $72,385,000
                                               -----------


6.  LAND DEVELOPMENT JOINT VENTURES:

         The Company has equity interests generally ranging from 33% to 50% in joint venture partnerships and limited liability corporations that are engaged in land development activities. The Company accounts for these investments using the equity method. Development costs of the joint ventures generally are funded by the participants. In certain cases, the Company may be liable under debt commitments within the particular joint venture. At December 31, 2001, the Company had guaranteed a joint venture's loan agreement for its one half interest or up to $1.2 million. At December 31, 2001, the joint venture had $208,000 in loans outstanding and the Company's portion was $104,000. The participants in the joint ventures acquire substantially all of the developed lots. The Company evaluates the recoverability of its investments in joint ventures using the same criteria as for other real estate inventories. The Company's investment in joint ventures, which is included in land and land development costs, were $13,944,000 and $13,479,000 at December 31, 2001 and 2000, respectively.

         Summary financial information representing 100% of operations as of December 31, 2001 and 2000, are set forth below:

                                                        2001            2000
                                                    -----------      -----------
         Land and land under development            $29,747,000      $35,035,000
         Other assets                                 1,376,000          389,000
                                                    -----------      -----------
         Total assets                               $31,123,000      $35,424,000
                                                    ===========      ===========

         Liabilities                                $ 2,173,000      $ 2,299,000
         Partners' equity                            28,950,000       33,125,000
                                                    -----------      -----------
         Total liabilities and partners' equity     $31,123,000      $35,424,000
                                                    ===========      ===========


                                           2001         2000             1999
                                         --------     ---------       ---------
         Revenues                        $  6,000     $  12,000
         Expenses                          99,000     $  97,000        $121,000
                                         --------     ---------       ---------
         Loss                            ($93,000)     ($85,000)      ($121,000)
                                         ========     =========       =========


7.  NOTE PAYABLE, BANKS:

         On December 31, 2001, the company entered into an Amended and Restated $175 million Senior Unsecured Revolving Credit Facility ("the Facility") that replaced a prior credit agreement that would have ended May 31, 2003. The new Facility extended the term of the loan agreement two years to May 31, 2005. Other significant changes in the new Facility include the addition of Fifth Third Bank of Central Ohio and The Provident Bank to the banks participating in the Facility, a $10 million "swing line" with the Huntington National Bank that was added to make the administration of the Facility more efficient. Significant changes in the loan covenants include: (1) an increased investment allowed in speculative inventory homes to $20 million from $12.5 million; (2) a permanent limit on the leverage ratio at 2.50 to 1.00; (3) an increase in the required tangible net worth of the Company to $73 million plus 75% of additional income beginning with the fiscal year ending December 31, 2002, to be calculated on an annual basis, from $45.0 million plus 75% of additional income beginning with the fiscal year ending December 31, 1999, to be calculated on an annual basis. Changes to the borrowing base under the new Facility include an increase in the limit of speculative inventory homes to $10 million from $6 million, the elimination of accounts receivable as an eligible asset and a reduction in the building materials inventories credit to 75% from 80%.

         The Facility contains the following significant provisions: (1) a limit on aggregate borrowings and letters of credit to the lesser of $175 million or the availability under the borrowing base; (2) the Company has the option to use any combination of the following methods to price the revolving line of credit:
(a) the bank's prime rate of interest or (b) a Eurodollar rate of interest plus a variable margin based upon the Company's ratio of EBITDA to Interest Expense ("Interest Coverage Ratio"); (3) the Company has agreed to enter into interest rate contracts in the amount of fifty percent of the outstanding borrowings in the event the Eurodollar rate (without regard to the variable margin) becomes 8.50% per annum or greater; (4) the Company has agreed to the following ratios:
(a) Interest Coverage Ratio of not less than 2.25 to 1.00 determined quarterly and based upon the preceding four quarters; (b) total liabilities to tangible net worth (leverage ratio) of not greater than 2.50 to 1.00; (5) the Company has agreed to maintain at all times a ratio of uncommitted land holdings to tangible net worth not greater than 2.00 to 1.00; (6) the Company may not, without lender approval, exceed the aggregate sum of $25 million for investments in uncommitted land holdings, speculative homes, model homes and acquisitions of companies in the homebuilding industry outside of Central Ohio or metropolitan Louisville, Kentucky, and the Company may not invest more than $15 million on any single market outside of Central Ohio or metropolitan Louisville, Kentucky; (7) the Company must maintain a tangible net worth of not less than $73 million plus seventy-five percent of annual net income beginning with the fiscal year ending December 31, 2002; (8) the Company shall not exceed the aggregate principal sum of $10 million for other borrowings, additional debt or capital lease obligations, except that the Company may borrow an additional $5 million of non-recourse indebtedness from sellers of real estate, provided that such additional non-recourse borrowings are fully reserved under the borrowing base; (9) the Company may not exceed $3 million of annual operating lease rentals and $2 million of annual model home rentals; (10) the Company may not purchase, without lender approval, unzoned land in excess of $2.5 million; (11) the Company will not permit the value of its inventory homes to exceed $20.0 million, its fall foundation inventories to exceed 200 homes or $9.0 million and its model homes to exceed $6.5 million;
(12) the Company may not incur a loss during any five consecutive quarters; and
(13) the Company may not pay dividends during any calendar year in excess of twenty-five percent of the Company's consolidated net income after taxes for such year. Amounts outstanding under the Facility were $131,511,000 and $105,701,000 as of December 31, 2001 and 2000, respectively.

         The Facility provides for a variable rate of interest on its borrowings. In order to reduce the risks caused by interest rate fluctuations, the Company has entered into interest rate swap contracts that fix the interest rate on a portion of its borrowings under the Facility. The Company's intention is to maintain a fixed rate of interest on approximately 50% of its outstanding borrowings. However, market conditions and timing effect the Company's ability to maintain this balance between fixed and variable interest rates. As of December 31, 2001 the Company had fixed the interest rate on 53%, or $70 million, of bank borrowings using interest rate swap contracts ("Contracts"). Included in the interest rate swaps at December 31, 2001 were a $10 million interest rate swap at 5.96% that matures May 6, 2003, a $20 million interest rate swap at 5.98% that matures January 12, 2004, a $20 million interest rate swap at 5.58% that matures January 12, 2005, a $10 million interest rate swap at 5.16% that matures March 8, 2004 and a $10 million interest rate swap at 4.54% that matures September 12, 2004. The fixed interest rates noted for the above interest rate swaps do not include a variable margin that the Company also pays that is based on the Company's Interest Coverage Ratio. The variable margin ranges from 1.75% to 2.50% and is determined quarterly. The fair value of the interest rate swap contracts was a loss of $3.0 million at December 31, 2001.

         As of December 31, 2001 and 2000, the Company was in compliance with Facility covenants and had $27.6 million and $18.7 million, respectively, available under the Facility, after adjustment for borrowing base limitations. However, the borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds.

         The Company had $2.3 million in irrevocable letters of credit and $25.2 million performance bonds outstanding at December 31, 2001. The letters of credit and performance bonds were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for land purchase commitments. The Company does not anticipate incurring any liabilities with respect to the letters of credit and performance bonds.

Information regarding the bank borrowings is summarized as follows:

                                                   2001              2000          1999
                                                   ----              ----          ----
         Borrowings outstanding:
         Maximum amount                         $138,652,000    $118,738,000    $95,865,000
         Average amount                         $126,418,000    $110,444,000    $82,270,000
         Weighted average daily interest rate
           during the year                               7.7%            8.5%           7.5%
         Interest rate at December 31                    7.6%            8.8%           8.0%


8.  TERM DEBT:

                                                                                2001             2000
                                                                                ----             ----
Term debt consisted of the following as of December 31:
        8% Mortgage note payable due in installments
          through April 2002                                                   $875,000
        8% Mortgage note payable due in installments
          through May 2002                                                      154,000         $320,000
        6.5% Mortgage note payable in installments
          through August 2001                                                                  1,213,000
        Capital lease obligations due in installments
          through December 2004                                               1,329,000        1,570,000
                                                                             ----------       ----------
        Total term debt                                                      $2,358,000       $3,103,000
                                                                             ==========       ==========


Term debt matures in years subsequent to December 31, 2001 as follows:

                                                      Term                   Capital
                                                      Debt                    Lease                   Total
                                                      ----                    -----                   -----
        2002                                       $1,029,000               $ 499,000               $1,528,000
        2003                                                                  499,000                  499,000
        2004                                                                  500,000                  500,000
                                                    ---------               ---------               ----------
                                                    1,029,000               1,498,000                2,527,000

Less amounts representing interest                                           (169,000)                (169,000)
                                                    ----------              ---------               ----------
                                                    $1,029,000              1,329,000               $2,358,000
                                                    ==========              =========               ==========


9.  OPERATING LEASE COMMITMENTS:

         Rent expense charged to operations is primarily for model homes, vehicles, equipment and office facilities, including month-to-month leases and noncancelable commitments. Rent expense amounted to $3,516,000, $3,016,000 and $2,177,000 for the years ended December 31, 2001, 2000 and 1999, respectively. (See also Note 12 - Related Party Transactions.)

         Minimum rental commitments due under noncancelable leases are as follows:

                                                                 Minimum
                                       Year                      Rentals
                                       ----                      -------

                                       2002                    $2,321,000
                                       2003                     2,019,000
                                       2004                     1,279,000
                                       2005                       563,000
                                       2006                       488,000
                                                               ----------
                                                               $6,670,000
                                                               ==========


10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133, which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 are collectively referred to herein as "SFAS 133".

         In adopting SFAS 133, the Company has designated its Contracts as cash flow hedges. The after tax fair value of these Contracts at the date of adoption was $94,000. The fair value of these Contracts at the date of adoption of SFAS 133 together with changes in their fair value in subsequent periods are recognized in other comprehensive income or loss until such time as the contracts mature or are terminated. Other comprehensive income or loss is reflected as a component of shareholders' equity in the accompanying consolidated balance sheets. The fair value of the Contracts is principally impacted by fluctuations in interest rates, which declined significantly during 2001. This decline in interest rates led to an unrealized after tax loss on the Contracts of approximately $1.9 million and a corresponding pre-tax accrued liability of $3.0 million in its December 31, 2001 financial statements. However, the Company does not expect this loss to be realized because it expects to retain the Contracts to maturity. Future fluctuations in interest rates will cause unrealized gains or losses to occur and such amounts will be adjusted through other comprehensive income or loss as long as the effectiveness of the hedge is maintained.

         The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedging transactions. An assessment is made at the hedging transaction's inception and on an ongoing basis to determine whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items. The Company believes the Contracts have been effective in achieving the risk management objectives for which they were intended since inception and will continue to be effective for the remaining term of the Contracts. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the Contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. For the twelve months ended December 31, 2001, no gain or loss has been recognized in earnings as no amount of the cash flow hedges have been determined to be ineffective.

         Should it be determined that a Contract is not effective or that it has ceased to be an effective hedge, the Company will discontinue hedge accounting prospectively. This will occur when (1) offsetting changes in the fair value of cash flows of the hedged items are no longer effective; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designation of the Contract as a hedged instrument is no longer appropriate. When hedge accounting is discontinued because a Contract qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the Contract at the time of termination remains in accumulated other comprehensive income or loss and is recognized as an adjustment to interest expense over the original contract term. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current earnings.


11.  INCOME TAXES:

         The provision for income taxes consists of the following for the years ended December 31, 2001, 2000 and 1999.

                                     2001              2000              1999
                                 ------------       -----------       ----------

         Currently payable:
             Federal             $  9,767,000       $ 5,784,000       $4,142,000
             State and local        2,863,000         1,621,000        1,202,000
                                 ------------       -----------       ----------
                                   12,630,000         7,405,000        5,344,000
         Deferred:
             Federal               (1,309,000)         (854,000)          25,000
             State                   (334,000)         (209,000)          91,000
                                 ------------       -----------       ----------
                                   (1,643,000)       (1,063,000)         116,000
                                 ------------       -----------       ----------
         Income tax expense      $ 10,987,000       $ 6,342,000       $5,460,000
                                 ============       ===========       ==========


         The components of the net deferred tax asset at December 31 are as follows:

                                                      2001            2000
                                                   -----------     -----------
         Assets:
             Accrued expenses                      $ 3,514,000     $ 2,397,000
             Unrealized hedging loss                 1,255,000
             Deferred gain                             297,000         294,000
             Valuation reserves                        955,000         208,000
                                                   -----------     -----------
                 Gross deferred tax assets           6,021,000       2,899,000

         Liabilities:
             Property and equipment                    (98,000)        126,000
             Other                                     (58,000)        (58,000)
                                                   -----------     -----------
                 Gross deferred tax liabilities       (156,000)         68,000
                                                   -----------     -----------
         Net deferred income taxes
             as recorded on the balance sheet      $ 5,865,000     $ 2,967,000
                                                   ===========     ===========

         A reconciliation of the federal corporate income tax rate and the effective tax rate is summarized below for the years ended December 31, 2001, 2000 and 1999:

                                                           2001    2000    1999
                                                          -----    -----   -----

         Statutory income tax rate                        34.0%    34.0%   34.0%
         Permanent differences                              .7%      .7%     .6%
         State and local taxes, net of federal benefit     7.2%     7.0%    5.9%
         Other                                              .2%     (.5)%
                                                          -----    -----   -----
             Effective income tax rate                    42.1%    41.2%   40.5%
                                                          =====    =====   =====


12.  RELATED PARTY TRANSACTIONS:

         The Company leases its corporate offices from BRC. The lease was effective January 1, 1998 for a term of twelve years with a rental rate of $12.00 per square foot on a total net basis. The lease contains two options to renew for periods of five years each at then-current market rates. The rental rates were established by an MAI appraiser commissioned by the Affiliated Transaction Review Committee of the Company's Board of Directors, and confirmed in a review by a second MAI appraiser. Lease expense was $451,000 for the years ended December 31, 2001, 2000 and 1999.

         The Company and BRC have also entered into operating lease agreements under which the Company leases space in a shopping center from BRC. Lease expense under these agreements for the years ended December 31, 2001, 2000, and 1999 was $153,000, $156,000 and $70,000, respectively. These lease agreements have been approved by the Company's Affiliated Transaction Review Committee.

         BRC paid the Company $12,500 in 2001, $25,000 in 2000 and $25,000 in
1999, for miscellaneous services performed by Company personnel.

         The Company acquired printing services from a printing company principally owned by members of the Borror family. Such services aggregated $137,000, $98,000 and $80,000 for the years ended December 31, 2001, 2000 and
1999, respectively.


13.  RETIREMENT PLAN:

         The Company offers a retirement plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code and that covers substantially all employees after one year of service. The Company matches 100% of the first 3% of employee voluntary deferrals of compensation and 50% of the next 2% of voluntary deferrals of compensation. The Company's contributions to the plan amounted to $607,000, $511,000 and $454,000 for the years ended December 31, 2001, 2000 and
1999, respectively.


14.  INCENTIVE STOCK AND EXECUTIVE DEFERRED COMPENSATION PLANS:

         In March 1994, the Company adopted the Dominion Homes, Inc. Incentive Stock Plan (the "Plan"). The Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of performance awards of Common Shares, restricted Common Shares, incentive stock options and non-qualified stock options for the purpose of attracting, motivating and retaining key employees and eligible directors. The Plan provides for discretionary grants to employees of the Company and annual non-discretionary stock option grants to purchase 2,500 shares of stock to each non-employee director. A maximum of 850,000 Common Shares have been reserved for issuance under the Plan. The Plan provides that grants shall include certain terms and conditions and be subject to certain restrictions as provided for under applicable provisions of the Internal Revenue Code and federal securities laws. Restricted common shares issued to employees vest 20% per year except in instances that require the adjusted net worth of the Company to exceed $100 million and the employee to remain with the Company at least 5 years after the date of grant. The Company issued 30,000 shares subject to the adjusted net worth and length of employment requirement during each of the years ended December 31, 2001 and 2000. In general, grants of options are subject to vesting schedules at twenty percent a year, set forth an exercise price that is equal to the fair market value on the grant date (110% of the fair market value for 10% shareholders), and must be exercised within ten years of the grant date (5 years for 10% shareholders).

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

         The Company has entered into agreements with certain employees that provide for the transfer of life insurance benefits to the employees in the event that certain performance and employment criteria are met. Until the performance and employment criteria are met, premiums paid on the life insurance contracts, up to the accumulated cash value, are retained by the Company. Once the performance and employment criteria are met, the accumulated cash value of the life insurance contracts will be transferred to the employee as a retirement benefit. In order to transfer the life insurance benefits, the Company's adjusted shareholders' equity must exceed $100 million and the employee must have met the following employment and other criteria (1) participation in the plan for at least ten years; (2) retire after age 55; (3) be terminated by the Company without cause as defined in the Life Insurance Agreement between the participant and the Company; or (4) there has been a change of control in the Company as defined by the Life Insurance Agreement. During 2001, the Company determined it was probable that adjusted shareholders' equity would likely exceed $100 million during the term of employee participation in the plan. Accordingly, the Company began to accrue a prorata share of the total estimated benefit of $4,959,000 over the minimum ten-year term of participation required to earn the benefit. Amounts expensed under these agreements during 2001 were $350,000. If for any reason the above criteria are not met or adjusted shareholders' equity does not exceed $100 million, any accrued benefits will be recognized as income at that time. Premiums paid on life insurance contracts purchased to provide these benefits are expensed as incurred. The cash value of life insurance contracts were $1,218,000 and $793,000 at December 31, 2001 and 2000, respectively.

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The Company recognized expense for the Executive Deferred Compensation Plan of $199,000, $80,000 and $41,000 for the plan years ended December 31, 2001, 2000 and 1999, respectively. No compensation cost has been recognized for its Incentive Stock Plan. Had compensation cost for the Company's Incentive Stock Plan been determined based on the fair value of awards at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         2001                2000              1999
                                                                         ----                ----              ----

         Net income                              Pro forma             $14,936,000        $8,914,000         $7,791,000
                                                 As Reported           $15,126,000        $9,059,000         $8,018,000

         Diluted earnings per share              Pro forma                   $2.27             $1.37              $1.20
                                                 As Reported                 $2.30             $1.39              $1.23

         Weighted-average fair value
             of options granted during
             the year                                                        $7.50             $4.03              $3.90


         In determining the pro forma amount of stock-based compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 80.0% for 2001, 2000 and 1999; risk-free interest rates of 5.2%, 6.5%, and 5.5% for the 2001, 2000 and 1999 Plan options, respectively; and expected life of 6 years for the Plan options.

         A summary of the status of the Company's Incentive Stock Plan as of December 31, 2001, 2000 and 1999, respectively, and changes during the years then ended is presented below:

                                                            2001                         2000                           1999
                                                          --------                     --------                       --------
                                                          Weighted                     Weighted                       Weighted
                                                          Average                      Average                        Average
                                                          Exercise                     Exercise                       Exercise
     Fixed Options Price                    Shares        Price          Shares        Price           Shares         Price
     -------------------                    ------        --------       ------        --------        ------         -----

     Outstanding at beginning of
         year                                410,600      $  4.64        533,600       $  6.32         583,100        $  5.89
     Granted                                   7,500       $10.40          7,500       $  5.50          67,500        $  7.04
     Cancelled or forfeited                  (15,500)     $  7.19       (123,900)       $12.04         (43,000)       $  5.93
     Exercised                                                            (6,600)      $  3.63         (74,000)       $  3.83
                                             -------                     -------                       -------
     Outstanding at end of year              402,600      $  4.65        410,600       $  4.64         533,600        $  6.32
                                             =======                     =======                       =======
     Options exercisable at end of
         year                                390,600      $  4.45        377,100       $  4.43         332,280        $  5.31
                                             =======                     =======                       =======

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                                                                      Weighted
          Year                  Range of                   Number                 Average Remaining                Number
          Issued             Exercise Prices             Outstanding               Contractual Life              Exercisable
          ------             ---------------             -----------              -----------------              -----------
          1995                $ 3.88 - $4.50                 125,600                   3 Years                       125,600
          1996                $ 3.25 - $4.13                 154,500                   4 Years                       154,500
          1997                $4.75                           62,500                   5 Years                        62,500
          1998                $12.69 - $14.50                  7,500                   6 Years                         7,500
          1999                $6.00 - $8.50                   37,500                   7 Years                        25,500
          2000                $5.50                            7,500                   8 Years                         7,500
          2001                $10.40                           7,500                   9 Years                         7,500
                                                             -------                                                --------
                                                             402,600                                                 390,600
                                                             =======                                                ========


15.  COMMITMENTS AND CONTINGENCIES:

         The Company is involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.


16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           Quarter Ended
                                                March 31             June 30           September 30          December 31
                                                --------             -------           ------------          -----------
Revenues:
2001                                            $ 67,362             $ 90,649            $ 121,053            $ 116,637
2000                                            $ 62,218             $ 76,492            $  87,547            $ 100,158

Gross profit:
2001                                            $ 15,215             $ 20,583            $  28,341            $  26,132
2000                                            $ 11,999             $ 15,303            $  17,972            $  20,060

Income before income taxes:
2001                                            $  2,006             $  4,957            $  10,431            $   8,719
2000                                            $  1,275             $  3,573            $   5,435            $   5,118

Net income:
2001                                            $  1,163             $  2,874            $   5,881            $   5,208
2000                                            $    757             $  2,072            $   3,152            $   3,078

Basic earnings per share:
2001                                            $   0.18             $   0.45            $    0.93            $    0.82
2000                                            $   0.12             $   0.33            $    0.50            $    0.47

Diluted earnings per share:
2001                                            $   0.18             $   0.44            $    0.89            $    0.79
2000                                            $   0.12             $   0.32            $    0.48            $    0.47

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
        --------------------------------------

Not applicable.


                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         In accordance with General Instruction G(3), the information contained under the captions "BOARD OF DIRECTORS AND MANAGEMENT" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.


ITEM 11  EXECUTIVE COMPENSATION
         ----------------------

         In accordance with General Instruction G(3), the information contained under the caption "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the Compensation Committee of the Company's Board of Directors on executive compensation nor the share price performance graph included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, shall be deemed to be incorporated herein by reference.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         In accordance with General Instruction G(3), the information contained under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS - Incentive Stock Plan" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         In accordance with General Instruction G(3), the information contained under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

                                     PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         -------------------------------------------------------
         FORM 8-K
         --------

(a) (1)  Financial Statements.
         --------------------

         The consolidated financial statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001, together with the notes thereto.

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

(b)      Reports on Form 8-K.
         -------------------

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2001.

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


Date: March 22, 2002                       Dominion Homes, Inc.

                                           /s/ Douglas G. Borror
                                           ------------------------------------
                                           By Douglas G. Borror,
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Capacities                           Date
---------                    ----------                           ----

/s/ Donald A. Borror         Director                             March 22, 2002
-----------------------
Donald A. Borror


/s/ Douglas G. Borror        Principal Executive Officer &        March 22, 2002
-----------------------      Director
Douglas G. Borror


/s/ Jon M. Donnell           Principal Operations Officer         March 22, 2002
-----------------------      & Director
Jon M. Donnell


/s/ Peter J. O'Hanlon        Principal Financial Officer          March 22, 2002
-----------------------
Peter J. O'Hanlon


/s/ Tad E. Lugibihl          Principal Accounting Officer         March 22, 2002
-----------------------
Tad E. Lugibihl


/s/ David S. Borror          Director                             March 22, 2002
-----------------------
David S. Borror


/s/ Pete A. Klisares         Director                             March 22, 2002
-----------------------
Pete A. Klisares


/s/ Gerald E. Mayo           Director                             March 22, 2002
-----------------------
Gerald E. Mayo


/s/ C. Ronald Tilley         Director                             March 22, 2002
-----------------------
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

3.1(b)              Certificate of Amendment to Amended and Restated Articles of         Incorporated by reference to Exhibit
                    Incorporation of Dominion Homes, Inc., as filed with the Ohio        4(a)(2) of the 1997 Form S-8.
                    Secretary of State on May 7, 1997

3.1(c)              Amended and Restated Articles of Incorporation of Dominion Homes,    Incorporated by reference to Exhibit
                    Inc., reflecting amendments through May 7, 1997 (for purposes of     4(a)(3) of the 1997 Form S-8.
                    Commission reporting compliance only)

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

10.1                Shareholder Agreement, dated January 20, 1994, between Borror        Incorporated by reference to Exhibit
                    Corporation and Borror Realty Company                                10.4 to Form S-1.

10.2*               Dominion Homes, Inc. Incentive Stock Plan, as amended December 5,    Incorporated by reference to
                    1995 and May 7, 1997                                                 Exhibit 4(c) of the 1997 Form S-8.

10.3*               Amendment to Dominion Homes, Inc. Incentive Stock Plan, dated July   Incorporated by reference to Exhibit
                    29, 1998                                                             10.29 to the Company's June 30, 1998
                                                                                         Form 10-Q (File No. 0-23270).

10.4*               Incentive Stock Option Agreement, dated January 4, 1995, between     Incorporated by reference to Exhibit
                    Borror Corporation and Robert A. Meyer, Jr. (which agreement is      10.4 to the Company's December 31,
                    substantially the same as Incentive Stock Option Agreements          2000 Form 10-K (File No. 0-23270).
                    entered into between the Company and other employees to whom options were granted on January 4, 1995 under the Company's
                    Incentive Stock Plan)

10.5*               Incentive Stock Option Agreement, dated July 1, 1997, between        Incorporated by reference to Exhibit
                    Dominion Homes, Inc. and Robert A. Meyer, Jr. (which agreement is    10.5 to the Company's December 31,
                    substantially the same as Incentive Stock Option Agreements          2000 Form 10-K (File No. 0-23270).
                    entered into between the Company and other employees to whom options were granted on July 1, 1997 under the Company's Incentive
                    Stock Plan)

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

10.8*               Stock Option Agreement dated April 29, 1999 between Dominion         Incorporated by reference to
                    Homes, Inc. and Pete A. Klisares (which agreement is the same as     Exhibit 10.2 to the Company's June 30,
                    Stock Option Agreements entered into between the Company and its     1999 Form 10-Q (File No. 0-23270).
                    other outside, independent directors, Gerald E. Mayo and C. Ronald
                    Tilley)

10.9*               Stock Option Agreement, dated April 27, 2000, between Dominion       Incorporated by reference to
                    Homes, Inc. and Pete A. Klisares (which Agreement is substantially   Exhibit 10.37 to the Company's
                    the same as Stock Option Agreements entered into between the         December 31, 2000 Form 10-Q (File No.
                    Company and its other outside, independent directors, Gerald Mayo    0-23270).
                    and C. Ronald Tilley

10.10*              Stock Option Agreement, dated May 3, 2001 between Dominion Homes,    Incorporated by reference to Exhibit
                    Inc. and Pete A. Klisares (which Agreement is substantially the      10.2 to the Company's September 30,
                    same as Stock Option Agreements entered into between the Company     2001 Form 10-Q (File No. 0-23270).
                    and its other outside, independent directors, Gerald E. Mayo and
                    C. Ronald Tilley

10.11*              Restricted Stock Agreement, dated August 1, 1995, between Borror     Incorporated by reference to Exhibit
                    Corporation and Jon M. Donnell                                       10.19 to the Company's December 31,
                                                                                         1995 Form 10-K (File No. 0-23270).

10.12*              Restricted Stock Agreement, dated November 6, 1996, between Borror   Incorporated by reference to Exhibit
                    Corporation and Jon M. Donnell                                       10.30 to the Company's December 31,
                                                                                         1996 Form 10-K (File No. 0-23270).

10.13*              Restricted Stock Agreement, dated August 1, 1997, between Dominion   Incorporated by reference to
                    Homes, Inc., and Jon M. Donnell                                      Exhibit 10.24 to the Company's
                                                                                         September 30, 1997 Form 10-Q (File No.
                                                                                         0-23270).
10.14*              Restricted Stock Agreement, dated June 1, 1998, between Dominion     Incorporated by reference to
                    Homes, Inc. and Peter J. O'Hanlon                                    Exhibit 10.25 to the Company's June
                                                                                         30, 1998 Form 10-Q (File No. 0-23270).
10.15*              Restricted Stock Agreement, dated August 1, 1998, between Dominion   Incorporated by reference to
                    Homes, Inc. and Jon M. Donnell                                       Exhibit 10.27 to the Company's June
                                                                                         30, 1998 Form 10-Q (File No. 0-23270).

10.16*              Restricted Stock Agreement, dated May 17, 2001 between Dominion      Filed herewith.
                    Homes, Inc. and Jack L. Mautino

10.17*              Amended Employment Agreement dated December 29, 2000, between        Incorporated by reference to
                    Dominion Homes, Inc. and Jon M. Donnell                              Exhibit 10.13 to the Company's
                                                                                         December 31, 2000 Form 10-Q (File No.
                                                                                         0-23270).

10.18*              Amended Employment Agreement dated December 29, 2000, between        Incorporated by reference to
                    Dominion Homes, Inc. and Robert A. Meyer, Jr.                        Exhibit 10.14 to the Company's
                                                                                         December 31, 2000 Form 10-Q (File No.
                                                                                         0-23270).

10.19*              Amended Employment Agreement dated December 29, 2000, between        Incorporated by reference to
                    Dominion Homes, Inc. and Peter J. O'Hanlon                           Exhibit 10.15 to the Company's
                                                                                         December 31, 2000 Form 10-Q (File No.
                                                                                         0-23270).

10.20*              Amended and Restated Dominion Homes, Inc. Executive Deferred         Incorporated by reference to Exhibit
                    Compensation Plan, effective November 15, 1997                       4(a) to the Company's Registration
                                                                                         Statement on Form S-8 (File No.
                                                                                         333-40051) as filed with the
                                                                                         Commission on November 12, 1997.

10.21*              Amendment to Dominion Homes, Inc. Amended and Restated Executive     Incorporated by reference to Exhibit
                    Deferred Compensation Plan, dated July 29, 1998                      10.30 to the Company's June 30, 1998
                                                                                         Form 10-Q (File No. 0-23270).

10.22*              Split Dollar Life Insurance Agreement dated July 11, 1999 between    Incorporated by reference to
                    Dominion Homes, Inc. and Douglas G. Borror (which agreement is       Exhibit 10.1 to the Company's June 30,
                    substantially the same as Split Dollar Life Insurance Agreements     1999 Form 10-Q (File No. 0-23270).
                    entered into between the Company and other executive officers of the Company except for life insurance values for which a
                    supplemental schedule is attached)

10.23               Decorating Center Lease Agreement, dated January 4, 1994, between    Incorporated by reference to
                    Borror Corporation and Borror Realty Company, as amended by          Exhibit 10.12 to the Company's
                    addendum No. 1, effective July 1, 1994                               December 31, 1994 Form 10-K (File No.
                                                                                         0-23270).

10.24               First Amendment to Lease Agreement, dated March 19, 1996, between    Incorporated by reference to Exhibit
                    Borror Realty Company and Borror Corporation                         10.21 to the Company's March 31, 1995
                                                                                         Form 10-Q (File No. 0-23270).

10.25               Lease dated December 29, 1997 as amended by Addendum dated           Incorporated by reference to
                    February 2, 1998, between Borror Realty Company and Dominion         Exhibit 10.21 to the Company's
                    Homes, Inc.                                                          December 31, 1997 Form 10-K (File No.
                                                                                         0-23270).

10.26               Office Sublease Agreement dated July 31, 1998, between Dominion      Incorporated by reference to Exhibit
                    Homes, Inc. and Alliance Title Agency, Ltd.                          10.31 to the Company's June 30, 1998
                                                                                         Form 10-Q (File No. 0-23270).

10.27               Assignment and Assumption of Lease dated June 24, 1999 by and        Incorporated by reference to
                    among Rommy K. Chung, Dominion Homes, Inc. and BRC Properties Inc.   Exhibit 10.3 to the Company's June 30,
                    (formerly The Borror Corporation)                                    1999 Form 10-Q (File No. 0-23270).

10.28               Lease dated March 1, 1994 between The Borror Corporation and Rommy   Incorporated by reference to
                    K. Chung                                                             Exhibit 10.4 to the Company's June 30,
                                                                                         1999 Form 10-Q (File No. 0-23270).

10.29               Assignment and Assumption of Lease dated June 24, 1999 by and        Incorporated by reference to
                    among Dao Q. Nguyen, Dominion Homes, Inc., and BRC Properties Inc.   Exhibit 10.5 to the Company's June 30,
                    (formerly Borror Realty Company)                                     1999 Form 10-Q (File No. 0-23270).

10.30               Lease dated November 12, 1997 between Borror Realty Company and      Incorporated by reference to
                    Thomas M. Nguyen and assigned on October 2, 1998 to Dao Q. Nguyen    Exhibit 10.6 to the Company's June 30,
                                                                                         1999 Form 10-Q (File No. 0-23270).

10.31               Lease dated September 29, 1999 between BRC Properties Inc. and       Incorporated by reference to Exhibit
                    Dominion Homes, Inc.                                                 10.9 to the Company's September 30,
                                                                                         1999 Form 10-Q (File No. 0-23270).

10.32               Lease dated April 30, 2001 between FGSC, LLC and Dominion Homes of   Incorporated by reference to Exhibit
                    Kentucky, LTD. for office space in Louisville, Kentucky              10.1 to the Company's June 30, 2001
                                                                                         Form 10-Q   (File No. 0-23270).

10.33               Lease dated November 30, 2001 between BRC Properties Inc. and        Filed herewith.
                    Dominion Homes Financial Services, Ltd.

10.34               Agreement For Services dated November 5, 1999 between Homebuilders   Incorporated by reference to Exhibit
                    Financial Network, Inc. and Dominion Homes, Inc.                     10.10 to the Company's September 30,
                                                                                         1999 Form 10-Q (File No. 0-23270).

10.35               Amended and Restated Credit Agreement dated December 31, 2001,       Filed herewith.
                    among Dominion Homes, Inc.,  The Huntington National Bank, as
                    Administrative and Issuing Agent and the Lenders listed therein.

21                  Subsidiaries                                                         Filed herewith.

23                  Consent of PricewaterhouseCoopers LLP Independent Public             Filed herewith.
                    Accountants

-------------
* Indicates management contracts, compensatory plans or other arrangements.