Form 10-Q
period 2002-03-31
DOMINION HOMES INC
filed 2002-05-09
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
      (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

              Yes X                                     No
                 ---                                      ---

Number of common shares outstanding as of May 8, 2002:  6,600,181

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DOMINION HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                    March 31,      December 31,
                                                                                      2002             2001
                                                                                   (unaudited)
                                                                                   -----------     ------------
                                     ASSETS
Cash and cash equivalents                                                         $     3,347      $     5,619
Accounts receivable, net:
     Trade                                                                                479               18
     Due from financial institutions for residential closings                           2,654            2,864
Real estate inventories:
     Land and land development costs                                                  125,984          134,293
     Homes under construction                                                         114,729           91,734
     Other                                                                              4,169            3,997
                                                                                  -----------      -----------
         Total real estate inventories                                                244,882          230,024
                                                                                  -----------      -----------
Prepaid expenses and other                                                              4,686            3,963
Deferred income taxes                                                                   6,201            5,865
Property and equipment, at cost                                                        12,542           12,422
     Less accumulated depreciation                                                     (6,526)          (6,229)
                                                                                  -----------      -----------
         Net property and equipment                                                     6,016            6,193
                                                                                  -----------      -----------
              Total assets                                                        $   268,265      $   254,546
                                                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade                                                           $    10,180      $     9,483
Deposits on homes under contract                                                        2,927            2,684
Accrued liabilities                                                                    27,290           26,943
Note payable, banks                                                                   139,688          131,511
Term debt                                                                               1,822            2,358
                                                                                  -----------      -----------
         Total liabilities                                                            181,907          172,979
                                                                                  -----------      -----------
Commitments and contingencies
Shareholders' equity
     Common shares, without stated value, 12,000,000 shares authorized,
         6,670,757 shares issued and 6,600,237 shares outstanding on
         March 31, 2002 and 6,433,057 shares issued and 6,408,057 shares
         outstanding on December 31, 2001                                              32,895           31,850
     Deferred compensation                                                               (424)            (332)
     Retained earnings                                                                 56,022           51,951
     Accumulated other comprehensive loss                                              (1,144)          (1,730)
     Treasury stock, at cost (70,520 shares at March 31, 2002 and
         25,000 shares at December 31, 2001)                                             (991)            (172)
                                                                                  -----------      -----------
              Total shareholders' equity                                               86,358           81,567
                                                                                  -----------      -----------
                  Total liabilities and shareholders' equity                      $   268,265      $   254,546
                                                                                  ===========      ===========

           The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31,

                                                                                          2002                2001
                                                                                          ----                ----
Revenues                                                                                $  98,378          $   67,362
Cost of real estate sold                                                                   75,442              52,147
                                                                                        ---------          ----------
Gross profit                                                                               22,936              15,215
Selling, general and administrative                                                        13,842              10,713
                                                                                        ---------          ----------
Income from operations                                                                      9,094               4,502
Interest expense                                                                            2,099               2,496
                                                                                        ---------          ----------
     Income before taxes                                                                    6,995               2,006

Provision for income taxes                                                                  2,924                 843
                                                                                        ---------          ----------
     Net income                                                                         $   4,071          $    1,163
                                                                                        =========          ==========

Earnings per share
     Basic                                                                                  $0.63               $0.18
                                                                                        =========          ==========
     Diluted                                                                                $0.62               $0.18
                                                                                        =========          ==========

Weighted average shares outstanding
     Basic                                                                              6,465,777           6,353,180
                                                                                        =========          ==========
     Diluted                                                                            6,578,701           6,554,808
                                                                                        =========          ==========

                The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       Deferred Compensation                  Accumulated
                                                     --------------------------                  Other
                                          Common                      Trust      Retained     Comprehensive   Treasury
                                          Shares      Liability      Shares      Earnings     Income (Loss)     Stock       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                $31,850       $834        ($1,166)      $51,951       ($1,730)        ($172)     $81,567

Net income                                                                          4,071                                    4,071

Unrealized hedging gain, net
  of deferred taxes of $433                                                                         586                        586
                                                                                                                          --------

Comprehensive income                                                                                                         4,657
                                                                                                                          --------

Shares issued, awarded and redeemed         1,045                                                                (819)         226

Shares distributed from trust for
  deferred compensation                                 (300)           300

Deferred compensation                                     70           (162)                                                   (92)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                   $32,895       $604        ($1,028)      $56,022       ($1,144)        ($991)     $86,358
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

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   2002                      2001
                                                                                   ----                      ----
Cash flows from operating activities:
  Net income                                                                  $    4,071                 $   1,163
  Adjustments to reconcile net income to cash
    used in operating activities:
       Depreciation and amortization                                                 498                       566
       Issuance of common shares for compensation                                     33
       Reserve for real estate inventories                                           473
       Deferred income taxes                                                        (769)                      (79)
       Changes in assets and liabilities:
         Accounts receivable                                                        (251)                     (499)
         Real estate inventories                                                 (15,331)                  (23,826)
         Prepaid expenses and other                                                 (304)                    1,249
         Accounts payable                                                            696                       600
         Deposits on homes under contract                                            243                       569
         Accrued liabilities                                                       1,272                     1,240
                                                                              ----------                 ---------
            Net cash used in operating activities                                 (9,369)                  (19,017)
                                                                              ----------                 ---------
Cash flows from investing activities:
  Purchase of property and equipment                                                (125)                     (268)
                                                                              ----------                 ---------
            Net cash used in investing activities                                   (125)                     (268)
                                                                              ----------                 ---------
Cash flows from financing activities:
  Payments on note payable banks                                                 (87,803)                  (59,344)
  Proceeds from note payable banks                                                95,980                    79,016
  Payments on term debt                                                             (438)
  Payment of deferred financing fees                                                (613)
  Payments on capital lease obligations                                              (97)                     (104)
  Common shares issued, purchased or redeemed                                        193
                                                                              -----------                ---------
           Net cash provided by financing activities                               7,222                    19,568
                                                                              ----------                 ---------
               Net change in cash and cash equivalents                            (2,272)                      283
Cash and cash equivalents, beginning of period                                     5,619                     2,106
                                                                              ----------                 ---------
Cash and cash equivalents, end of period                                      $    3,347                 $   2,389
                                                                              ==========                 =========

Supplemental disclosures of cash flow information:
  Interest paid (net of amounts capitalized)                                  $    2,305                 $     242
                                                                              ==========                 =========
  Income taxes paid                                                           $    1,540                 $   1,000
                                                                              ==========                 =========

               The accompanying notes are an integral part of the consolidated financial statements.

                              DOMINION HOMES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Dominion Homes, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2001 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our December 31, 2001 audited annual financial statements contained in our December 31, 2001 Annual Report on Form 10-K.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full year.

2.       REAL ESTATE INVENTORIES

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144), which addresses accounting and reporting standards for the impairment or disposal of long-lived assets. In accordance with SFAS No. 144, the Company evaluates the recoverability of real estate inventories in accordance with its existing accounting policies. During 2001, the Company decided to sell certain raw land that was not consistent with current land development strategies. The carrying value of land held for sale was approximately $3,700,000 at March 31, 2002 and December 31, 2001. The cost of this land had been reduced to net realizable value prior to the adoption of SFAS No. 144.

3.       CAPITALIZED INTEREST

         The Company capitalizes the cost of interest related to construction costs during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.6 million and $4.8 million at March 31, 2002 and 2001, respectively. The summary of total interest is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    2002                 2001
                                                                                    ----                 ----
         Interest incurred                                                     $   2,275,000        $   2,671,000
         Interest capitalized                                                     (1,539,000)          (1,688,000)
                                                                               -------------        -------------
         Interest expensed directly                                                  736,000              983,000

         Previously capitalized interest charged to interest expense               1,363,000            1,513,000
                                                                               --------------       --------------
              Total interest expense                                           $   2,099,000        $   2,496,000
                                                                               ==============       ==============

4.       NOTE PAYABLE, BANKS

         The Company is currently operating under a $175.0 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on December 31, 2001 and is described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $70 million of borrowings under the Facility. The related fair value of these interest rate swaps at March 31, 2002 was a loss of approximately $2.0 million. The interest rate swap contracts mature between May 6, 2003 and January 12, 2005 and fix interest rates between 4.54% and 5.98%, plus a variable margin based on an interest coverage ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly.

         As of March 31, 2002, the Company was in compliance with Facility covenants and had $32.4 million available under its Facility, after adjustment for borrowing base limitations. Borrowing availability under the bank credit facility could increase, depending on the Company's utilization of the proceeds of borrowings under the Facility.

5.       EARNINGS PER SHARE

         A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations are as follows:

                                                                       Three Months Ended
                                                                           March 31,
                                                                   2002                 2001
                                                                   ----                 ----
        Weighted average shares outstanding during the
             period                                                6,465,777           6,353,180
        Assuming exercise of options                                 112,924             201,628
                                                            ----------------    ----------------

        Weighted average shares outstanding
             used for diluted earnings per share                   6,578,701           6,554,808
                                                            ================    ================

6.       LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," regarding the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to other authoritative pronouncements. The provisions of SFAS No. 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. We are in the process of evaluating the impact on our consolidated financial statements of the adoption of SFAS No. 145.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a customer-driven, high-quality homebuilder based in Central Ohio. We primarily target entry-level and first-time move-up home buyers.

         We experienced record results during the first quarter of 2002. Net income for first quarter 2002 increased by 250% to $4.1 million from $1.2 million in first quarter 2001.

         Over the last five years, we have experienced significant growth in revenues and net income. For the five year period ended December 31, 2001, annual home sales have increased from 1,402 to 2,309 (64.7%); annual home closings have increased from 1,387 to 2,054 (48.1%); annual revenues have increased from $207.9 million to $395.7 million (90.3%); and annual net income has increased from $7.7 million to $15.1 million (96.3%).

         Our primary market is Central Ohio where, in 2001, we held a 24.0% market share based on new homes closed. We expanded into Louisville, Kentucky in 1998 and by 2001 had become a leading homebuilder in that market based on new homes closed. The success of our business model in Louisville has resulted in our continued evaluation of further expansion opportunities in other markets. We believe our strengths include:

         - our knowledge, financial strength and market share in the Central Ohio and Louisville, Kentucky markets that have allowed us to capitalize on opportunities for advantageous land acquisitions

         - our ability to offer efficiently designed communities and homes that buyers find appealing

         - our reputation for high-quality homes, customer service and "The Best Of Everything" philosophy

         - our vertically-integrated operations which include an employee sales force, an in-house architectural design group, a land development department, a lumber and building materials distribution center in Columbus, Ohio, a mortgage financing services company and title insurance agencies.

         We believe our success has resulted from our ability to provide a wide-range of communities and home designs that entry-level and move-up home buyers can afford. In early 2000, we recognized that our average home price had increased to nearly $200,000. Although we were profitable at this price level, we believed that, if our prices continued to increase, a large percentage of potential purchasers would be unable to afford many of our homes. We responded to this challenge by introducing our Independence Series in December 2000. With home prices ranging from approximately $100,000 to $150,000, the Independence Series has expanded the potential customer base that can afford our homes.

         The success of our Independence Series led us in 2001 to reexamine our mid-priced Century and Celebrity Series of homes. We simplified and value engineered these homes resulting in the creation of the Celebration Series. This series, which was launched in December 2001, incorporates many popular home features that are typically offered as options by our competitors. By decreasing the number of options available to our customers, we have significantly increased the efficiency of our homebuilding process and lowered the cost of building these homes. This year, we intend to complete the redesign of our Tradition Series homes to similarly increase standardization and building efficiencies.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

         This Report contains various "forward-looking statements" within the meaning of applicable securities laws. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "believe," "intend," "expect," "hope" or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2002 and beyond to differ materially from those expressed in the forward looking statements. These important factors include the following risks and uncertainties:

         - National and local general economic, business and other conditions

         - Availability and affordability of residential mortgage financing

         - Our significant leverage and dependence on the availability of financing

         -        Bank covenants that restrict our operations

         - Impact of in-house land acquisition and development and our position in land and inventory homes

         - Impact of governmental regulation and environmental considerations

         -        Geographic concentration in two markets

         -        Problems associated with expansion

         -        Problems associated with introducing new product lines

         -        Dependency on key personnel

         -        Fluctuation in market price of our common shares

         -        Quarterly variability in operating results

         -        Unanticipated warranty claims

         -        Commencement and outcome of litigation

         -        Development and construction delays

         -        Impact of competitive products and pricing

         -        Material and labor shortages

         -        Impact on contractual provisions of a change in control

         - Potential conflicts of interest with, and transactions involving, our largest shareholder

         - Critical accounting policies are dependent on management estimates and assumptions

         -        Impact of our charter documents on takeover proposals

         - Other risks described in our Securities and Exchange Commission filings.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

         We experience significant seasonality and quarter-to-quarter variability in our homebuilding activity. Typically, closings and related revenues will increase in the second half of the year. We believe this seasonality reflects the tendency of home buyers to shop for a new home in the spring with the goal of closing in the fall or winter. Weather conditions can also accelerate or delay the scheduling of closings.

         The following table sets forth certain data for each of the last eight quarters:

                                                                Sales                                   Backlog
                Three                   Revenues              Contracts           Closings          (at period end)
            Months Ended             (in thousands)         (in units)(1)        (in units)           (in units)
            ------------             --------------         -------------        ----------           ----------
            June 30, 2000             $    76,492                 420                443                1,016
            Sept. 30, 2000            $    87,547                 353                482                  887
            Dec. 31, 2000             $   100,158                 404                514                  777
            Mar. 31, 2001             $    67,362                 706                347                1,136
            June 30, 2001             $    90,649                 589                466                1,259
            Sept. 30, 2001            $   121,053                 484                631                1,112
            Dec. 31, 2001             $   116,637                 530                610                1,032
            Mar. 31, 2002             $    98,378                 717                518                1,231


------------
(1)      Net of cancellations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      2002                2001
                                                                      ----                ----
         Financial Data                                            (unaudited)        (unaudited)
         Revenues                                                     100.0%             100.0%
         Cost of real estate sold                                      76.7               77.4
                                                                       ----               ----
                  Gross profit                                         23.3               22.6
         Selling, general and administrative                           14.1               15.9
                                                                       ----               ----
                  Income from operations                                9.2                6.7
         Interest expense                                               2.1                3.7
                                                                        ---                ---
                  Income before income taxes                            7.1                3.0
         Provision for income taxes                                     3.0                1.3
                                                                        ---                ---
                  Net income                                            4.1%               1.7%
                                                                        ===                ===
         Operating Data
         Homes:
                  Sales contracts, net of cancellations                 717                706
                  Closings                                              518                347
                  Backlog at period end                               1,231              1,136
         Average sales price of homes closed
                  during the period (in thousands)                     $185               $192
         Average sales value of homes in backlog
                  at period end (in thousands)                         $195               $195
         Aggregate sales value of homes in
                  backlog at period end (in thousands)          $   239,938        $   220,993

         We include a home in "sales contracts" when a home buyer signs our standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing or for the sale of an existing home, or both. "Closings" or "deliveries" occur when we convey the deed to the buyer and we receive payment for the home. We recognize revenue and cost of real estate sold at the time of closing. We include a home in "backlog" when a home buyer signs our standard sales contract, but the closing has not occurred as of the end of the period.

         Homes included in "sales contracts" in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process.

         We annually incur a substantial amount of indirect construction costs, which are essentially fixed in nature. For purposes of quarterly financial reporting, we capitalize these costs to real estate inventories on the basis of the ratio of estimated annual indirect costs to direct construction costs to be incurred. Thus, variations in construction activity cause fluctuations in interim and annual gross profits.

         FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

         REVENUES. Our revenues for first quarter 2002 increased by 46.0% to $98.4 million from the delivery of 518 homes compared to revenues for first quarter 2001 of $67.4 million from the delivery of 347 homes. This $31.0 million increase in revenues was primarily due to our delivery of 171 more homes. The increase in deliveries resulted from the larger number of homes we had in backlog at the end of 2001 and the unusually mild weather conditions we experienced during the late fall and winter. The average price of the homes we delivered during first quarter 2002 decreased to $185,300 from $191,700 during first quarter 2001. This decrease occurred by design and resulted from the larger percentage of Independence Series homes that we delivered during first quarter 2002. The Independence Series homes were introduced in late 2000 as affordable, entry-level homes. Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary and the sale of land. These other revenues during the first quarter 2002 amounted to $2.4 million from the mortgage financing services subsidiary compared to other revenues during first quarter 2001 of $0.9 million, of which $0.8 million was from the mortgage financing services subsidiary.

         GROSS PROFIT. Our gross profit for first quarter 2002 increased by 50.7% to $22.9 million from $15.2 million for first quarter 2001. This $7.7 million increase was primarily due to the delivery of more homes and the increased revenues from the mortgage financing services subsidiary.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for first quarter 2002 increased by 29.2% to $13.8 million from $10.7 million for first quarter 2001. This $3.1 million increase was primarily due to the increased variable costs associated with selling more homes and of operating the mortgage financing services subsidiary.

         INTEREST EXPENSE. Our interest expense for first quarter 2002 decreased by 15.9% to $2.1 million from $2.5 million during first quarter 2001. Although we incurred higher average borrowings during first quarter 2002, our weighted average interest rate was lower than in the first quarter of 2001. The average borrowings under our bank credit facility were $138.4 million for first quarter 2002 compared to $116.4 million for first quarter 2001. The weighted average rate of interest on total borrowings was 6.6% for first quarter 2002 compared to 8.8% for first quarter 2001.

         PROVISION FOR INCOME TAXES. Our income tax expense for first quarter 2002 increased by 246.9% to $2.9 million from $843,000 for first quarter 2001. Our estimated annual effective tax rate for first quarter 2002 decreased to 41.8% from 42.0% for first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our capital needs have depended upon sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller-provided financing of land acquisitions. We have incurred substantial indebtedness in the past and expect to incur substantial indebtedness in the future to fund our operations and our investment in land.

SOURCES AND USES OF CASH

         FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

         During the first three months of 2002, we generated $6.0 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories increased by $15.3 million because homes under construction increased by $23.0 million and land and land development costs declined by $8.3 million. We utilized cash from operations together with $8.2 million of borrowings under our bank credit facility to finance the increase in real estate inventories.

         During the first three months of 2001, we generated $4.8 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories increased by $23.8 million because homes under construction increased by $22.7 million and land and land development and other costs increased by $1.1 million. We utilized cash from operations together with $19.7 million of borrowings under our bank credit facility to finance the increase in real estate inventories.

REAL ESTATE INVENTORIES

         We are currently developing approximately 90% of the communities in which we are building homes. We generally do not purchase land for resale. We attempt to maintain a land inventory sufficient to meet our anticipated lot needs for the next three to five years. At March 31, 2002, we owned lots or land that could be developed into approximately 7,900 lots, including 550 lots in Louisville, Kentucky. We controlled through option agreements or contingent contracts approximately 7,100 additional lots, including 300 lots in Louisville, Kentucky. During first quarter 2002, we exercised options to purchase 806 lots, including 84 lots in Louisville, Kentucky. These option agreements expire at varying dates through September 2009. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time and our evaluation of the future demand for our homes. Our real estate inventories at March 31, 2002 were $244.9 million, consisting primarily of $126.0 million of land and land under development and $114.7 million of homes under construction.

         We selectively enter into joint ventures with other homebuilders to own and develop communities. The participants in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs of the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of March 31, 2002, we were party to a joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture's loan agreement up to $1.2 million, respectively our one-half interest. At March 31, 2002, the joint venture had $1,933,000 in loans outstanding of which our portion was $966,500.

         On March 31, 2002, we had 229 single-family inventory homes in various stages of construction, representing an aggregate investment of $18.4 million, compared to 150 inventory homes in various stages of construction, representing an aggregate investment of $11.7 million on March 31, 2001. The expansion of our recently-introduced Independence Series of homes was the major reason for the increase in the number of inventory homes. We do not include inventory homes in sales or backlog.

LAND PURCHASE COMMITMENTS

         On March 31, 2002, we had commitments to purchase residential lots and unimproved land at an aggregate cost of $9.5 million, net of approximately $300,000 in good faith deposits, and secured by $800,000 of letters of credit. On March 31, 2002, we also had $80.2 million of cancelable obligations to purchase residential lots and unimproved land, net of $1.1 million in good faith deposits, and secured by $1.9 million of letters of credit. We expect to purchase most of these residential lots and unimproved land, provided we can obtain adequate zoning and if no other significant obstacles to development arise. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under our bank credit facility. We have the ability to delay or terminate with minimal cost many of our purchase obligations, which cost may include forfeiting the good faith deposits described above and reimbursing draws under the letters of credit.

INFLATION AND OTHER COST INCREASES

         We are not always able to reflect all of our cost increases in the prices of our homes because competitive pressures and other factors sometimes require us to maintain or discount those prices. While we attempt to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, we may incur unanticipated costs which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require us, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, we may incur additional costs to obtain subcontractors when certain trades are not readily available, which additional costs can result in lower gross profits.

DEBT

         On December 31, 2001 we entered into an Amended and Restated $175.0 million Senior Unsecured Revolving Credit Facility (the "Bank Facility"). Eight banks participate in the Bank Facility, led by Huntington National Bank which serves as the Administrative Agent and Issuing Bank under the Bank Facility. For a more detailed description of the Bank Facility, including restrictions on our business activities, see Note 7 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

         The Bank Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 2.5% and is determined quarterly. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Bank Facility. Additional information regarding the interest rate swap contracts is set forth below under the heading "Quantitative and Qualitative Disclosures About Market Risk."

         As of March 31, 2002, we were in compliance with all Bank Facility covenants and had $32.4 million available under the Bank Facility, after adjustment for borrowing base limitations. Borrowing availability under the Bank Facility could increase, depending on our use of the proceeds of borrowings under the Bank Facility.

         As of March 31, 2002, we had seller-provided term debt of $1.8 million that we used to finance one of our land acquisitions. The interest rate on this debt as of March 31, 2002 was 8.0%.

         The following is a summary of our contractual cash obligations and other commercial commitments at March 31, 2002 (in thousands):

                                                                        PAYMENTS DUE BY PERIOD
                                                               LESS THAN                                       AFTER
                                                 TOTAL          1 YEAR       1 - 3 YEARS     4 - 5 YEARS      5 YEARS
                                                 -----          ------       -----------     -----------      -------
TERM OBLIGATIONS:
   Note payable, banks                      $     139,688    $          -   $          -    $     139,688   $          -
   Term debt                                          591             591              -                -              -
   Capital lease obligations                        1,231             413            818                -              -
   Operating leases                                 7,688           2,316          4,817              555              -
   Land purchase commitments                        9,809           4,624          5,185                -              -
                                            -------------    ------------   ------------    -------------   ------------
TOTAL CONTRACTUAL CASH OBLIGATIONS          $     159,007    $      7,944   $     10,820    $     140,243   $          -
                                            =============    ============   ============    =============   ============

                                                             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                             TOTAL AMOUNTS     LESS THAN                                       AFTER
                                               COMMITTED        1 YEAR       1 - 3 YEARS     4 - 5 YEARS      5 YEARS
                                               ---------        ------       -----------     -----------      -------
OTHER COMMERCIAL COMMITMENTS:
   Letters of credit                        $       2,004    $      1,690   $        314   $          -     $          -
   Performance bonds                               25,057          17,266          7,679             97               15
   Guarantees                                         967             967              -              -                -
   Cancelable land contracts                       81,404          34,996         38,025          8,383     $          -
                                            -------------    ------------   ------------   ------------     ------------
TOTAL COMMERCIAL COMMITMENTS                $     109,432    $     54,919   $     46,018   $      8,480     $         15
                                            =============    ============   ============   ============     ============


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," regarding the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to other authoritative pronouncements. The provisions of SFAS No. 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. We are in the process of evaluating the impact on our consolidated financial statements of the adoption of SFAS No. 145.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2002, we have entered into five interest rate swap contracts with an aggregate notional amount of $70 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt on March 31, 2002, after considering the effect of the swap contracts, is approximately 50.0% of total borrowings under our bank credit facility. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

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

         The following table presents descriptions of the financial instruments and derivative instruments that we held at March 31, 2002. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $70.0 million of the variable rate liabilities subject to interest-rate derivatives is the contractual average pay rate plus the variable margin (2.0% for the three months ended March 31, 2002 and 2001). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at March 31, 2002 and 2001 was $139,688,000 and $125,373,000, respectively. During the three months ending March 31, 2002, the fair value of the interest rate contracts increased by $1.0 million, reducing the fair value loss from $3.0 million at December 31, 2001 to $2.0 million at March 31, 2002. We do not expect the loss at March 31, 2002 to be realized because we expect to retain the swap contracts to maturity. All dollar amounts are in thousands.

                                                                                                      TOTAL
                                         2002        2003        2004         2005              2002         2001
                                         ----        ----        ----         ----              ----         ----
LIABILITIES
   Variable rate                                                            $139,688          $139,688     $125,373
   Average interest rate                                                       6.00%             6.00%        8.15%
INTEREST-RATE DERIVATIVES
   Notional amount                     $70,000     $70,000     $60,000       $20,000           $70,000      $60,000
   Average pay rate                      5.44%       5.44%       5.32%         5.58%             5.44%        5.67%
   Average receive rate                  1.89%       1.89%       1.89%         1.83%             1.89%        5.55%

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

           We are involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of our management, none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

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


                                             DOMINION HOMES, INC.
                                             (Registrant)



Date:    May 8, 2002                         By:    /s/Douglas G. Borror
                                                  ------------------------------
                                                  Douglas G. Borror
                                                  Duly Authorized Officer




Date:    May 8, 2002                         By:    /s/Jon M. Donnell
                                                  ------------------------------
                                                  Jon M. Donnell
                                                  Duly Authorized Officer




Date:    May 8, 2002                         By:    /s/Peter J. O'Hanlon
                                                  ------------------------------
                                                  Peter J. O'Hanlon
                                                  Principal Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.         Description                                                          Location
-----------         -----------                                                          --------
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

4.1                 Specimen of Stock Certificate of Dominion Homes, Inc.                Incorporated by reference to
                                                                                         Exhibit 4 to the Company's March 31,
                                                                                         1997 Form 10-Q (File No. 0-23270).

10.1                Amended and Restated Dominion Homes, Inc. Executive Deferred         Filed herewith.
                    Compensation Plan, effective as of December 31, 2001

10.2                Dominion Homes, Inc. Incentive Growth Plan, effective as of          Filed herewith.
                    May 1, 2002

10.3                Stock Option Agreement, dated May 2, 2002, between Dominion Homes,   Filed herewith
                    Inc. and Pete A. Klisares (which agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and
                    C. Ronald Tilley)