Form 10-Q
period 2002-06-30
DOMINION HOMES INC
filed 2002-08-14
CIK 917857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

      | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

                         5501 Frantz Road, Dublin, Ohio
                    (Address of principal executive offices)

                                   43017-0766
                                   (Zip Code)

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

                                 Yes |X| No | |

Number of common shares outstanding as of August 14, 2002: 8,128,691

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DOMINION HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                      JUNE 30,
                                                                                        2002         DECEMBER 31,
                                                                                     (UNAUDITED)        2001
                                                                                     -----------     ------------
ASSETS
Cash and cash equivalents                                                             $   2,836       $   5,619
Accounts receivable, net:
    Trade                                                                                   433              18
    Due from financial institutions for residential closings                              2,318           2,864

Real estate inventories:
    Land and land development costs                                                     130,189         134,293
    Homes under construction                                                            104,571          91,734
    Other                                                                                 4,173           3,997
                                                                                      ---------       ---------
      Total real estate inventories                                                     238,933         230,024
                                                                                      ---------       ---------

Prepaid expenses and other                                                                4,735           3,963
Deferred income taxes                                                                     7,016           5,865

Property and equipment, at cost                                                          12,701          12,422
    Less accumulated depreciation                                                        (6,872)         (6,229)
                                                                                      ---------       ---------
      Net property and equipment                                                          5,829           6,193
                                                                                      ---------       ---------
        Total assets                                                                  $ 262,100       $ 254,546
                                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                                               $  12,197       $   9,483
Deposits on homes under contract                                                          2,711           2,684
Accrued liabilities                                                                      28,600          26,943
Note payable, banks                                                                      99,362         131,511
Term debt                                                                                 1,131           2,358
                                                                                      ---------       ---------
      Total liabilities                                                                 144,001         172,979
                                                                                      ---------       ---------

Commitments and contingencies

Shareholders' equity
    Common shares, without stated value, 12,000,000 shares
      authorized, 8,120,751 shares issued and 8,050,231 shares
      outstanding on June 30, 2002 and 6,433,057 shares issued
      and 6,408,057 shares outstanding on December 31, 2001                              59,102          31,850
    Deferred compensation                                                                  (354)           (332)
    Retained earnings                                                                    62,317          51,951
    Accumulated other comprehensive loss                                                 (1,975)         (1,730)
    Treasury stock, at cost (70,520 shares at June 30, 2002 and
      25,000 shares at December 31, 2001)                                                  (991)           (172)
                                                                                      ---------       ---------
      Total shareholders' equity                                                        118,099          81,567
                                                                                      ---------       ---------
        Total liabilities and shareholders' equity                                    $ 262,100       $ 254,546
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

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                         --------------------------      --------------------------
                                            2002            2001            2002            2001
                                         ----------      ----------      ----------      ----------
Revenues                                 $  133,162      $   90,649      $  231,540      $  158,011
Cost of real estate sold                    103,865          70,066         179,307         122,213
                                         ----------      ----------      ----------      ----------
Gross profit                                 29,297          20,583          52,233          35,798
Selling, general and administrative          15,790          12,826          29,632          23,539
                                         ----------      ----------      ----------      ----------
Income from operations                       13,507           7,757          22,601          12,259
Interest expense                              2,766           2,800           4,865           5,296
                                         ----------      ----------      ----------      ----------

      Income before income taxes             10,741           4,957          17,736           6,963

Provision for income taxes                    4,446           2,083           7,370           2,926
                                         ----------      ----------      ----------      ----------

        Net income                       $    6,295      $    2,874      $   10,366      $    4,037
                                         ==========      ==========      ==========      ==========

Earnings per share
    Basic                                $      .96      $      .45      $     1.59      $      .64
                                         ==========      ==========      ==========      ==========
    Diluted                              $      .94      $      .44      $     1.56      $      .62
                                         ==========      ==========      ==========      ==========

Weighted average shares outstanding
    Basic                                 6,572,576       6,354,001       6,519,471       6,353,593
                                         ==========      ==========      ==========      ==========
    Diluted                               6,695,781       6,563,561       6,638,189       6,559,306
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

                              DOMINION HOMES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  DEFERRED COMPENSATION                 ACCUMULATED
                                                  ---------------------                    OTHER
                                       COMMON                    TRUST       RETAINED   COMPREHENSIVE     TREASURY
                                       SHARES     LIABILITY      SHARES      EARNINGS       LOSS            STOCK         TOTAL
                                       -------    ---------     -------      --------   -------------     --------      ---------
Balance, December 31, 2001             $31,850      $ 834       $(1,166)      $51,951      $(1,730)         $(172)      $  81,567

Net income                                  --         --            --        10,366           --             --          10,366

Unrealized hedging loss, net
  of deferred taxes of $164                 --         --            --            --         (245)            --            (245)
                                                                                                                        ---------

Comprehensive income                        --         --            --            --           --             --          10,121
                                                                                                                        ---------

Shares awarded and redeemed              1,042         --            --            --           --           (819)            223

Issuance of common shares               26,210         --            --            --           --             --          26,210

Shares distributed from trust for
    deferred compensation                   --       (327)          327            --           --             --              --

Deferred compensation                       --        140          (162)           --           --             --             (22)
                                       -------      -----       -------       -------      -------          -----       ---------

Balance June 30, 2002                  $59,102      $ 647       $(1,001)      $62,317      $(1,975)         $(991)      $ 118,099
                                       =======      =====       =======       =======      =======          =====       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              DOMINION HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                -------------------------
                                                                  2002            2001
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  10,366       $   4,037
Adjustments to reconcile net income to cash provided by
    (used in) operating activities
    Depreciation and amortization                                     910           1,012
    Issuance of common shares for compensation                         30              --
    Reserve for real estate inventories                             1,380              --
    Deferred income taxes                                            (987)           (193)
    Changes in assets and liabilities:
      Accounts receivable                                             131            (463)
      Real estate inventories                                     (10,289)        (37,637)
      Prepaid expenses and other                                     (462)           (343)
      Accounts payable                                              2,714           1,719
      Deposits on homes under contract                                 27           1,047
      Accrued liabilities                                           1,379           2,606
                                                                ---------       ---------
      Net cash provided by (used in) operating activities           5,199         (28,215)
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                               (296)         (1,145)
                                                                ---------       ---------
      Net cash used in investing activities                          (296)         (1,145)
                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on note payable banks                               (202,248)       (137,666)
    Proceeds from note payable banks                              170,099         168,211
    Prepaid loan fees                                                (713)           (271)
    Payments on term debt                                          (1,031)           (167)
    Payments on capital lease obligations                            (196)           (174)
    Proceeds from issuance of common shares                        26,210              --
    Common shares purchased or redeemed                               193             (14)
                                                                ---------       ---------
      Net cash (used in) provided by  financing activities         (7,686)         29,919
                                                                ---------       ---------

Net change in cash and cash equivalents                            (2,783)            559

Cash and cash equivalents, beginning of period                      5,619           2,106
                                                                ---------       ---------
Cash and cash equivalents, end of period                        $   2,836       $   2,665
                                                                ---------       ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid (net of amounts capitalized)                  $   3,868       $     578
                                                                =========       =========
    Income taxes paid                                           $   7,905       $   3,549
                                                                =========       =========
    Land acquired by seller financing                           $      --       $   3,750
                                                                =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              DOMINION HOMES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Dominion Homes, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2001 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our December 31, 2001 audited annual financial statements contained in our December 31, 2001 Annual Report on Form 10-K.

      The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full year.

2.    REAL ESTATE INVENTORIES

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144), which addresses accounting and reporting standards for the impairment or disposal of long-lived assets. In accordance with SFAS No. 144, the Company evaluates the recoverability of real estate inventories in accordance with its existing accounting policies. During 2001, the Company decided to sell certain raw land that was not consistent with current land development strategies. The carrying value of land held for sale was approximately $3.7 million at December 31, 2001 and the land was subsequently sold on April 30, 2002 for approximately $3.8 million. The cost of this land had been reduced to net realizable value prior to the adoption of SFAS No. 144.

3.    CAPITALIZED INTEREST

      The Company capitalizes the cost of interest related to construction costs during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.1 million and $4.8 million at June 30, 2002 and 2001, respectively. The summary of total interest is as follows:

                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                JUNE 30,                             JUNE 30,
                                      -----------------------------       -----------------------------
                                          2002              2001             2002              2001
                                      -----------       -----------       -----------       -----------
Interest incurred                     $ 2,240,000       $ 2,814,000       $ 4,515,000       $ 5,485,000
Interest capitalized                   (1,131,000)       (1,775,000)       (2,670,000)       (3,463,000)
                                      -----------       -----------       -----------       -----------
Interest expensed directly              1,109,000         1,039,000         1,845,000         2,022,000

Previously capitalized interest
  charged to interest expense           1,657,000         1,761,000         3,020,000         3,274,000
                                      -----------       -----------       -----------       -----------

          Total interest expense      $ 2,766,000       $ 2,800,000       $ 4,865,000       $ 5,296,000
                                      ===========       ===========       ===========       ===========

4.    NOTE PAYABLE, BANKS

      The Company is currently operating under a $175.0 million Senior Unsecured Revolving Credit Facility ("the Facility") that was executed on December 31, 2001 and is described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Facility was amended on June 10, 2002 to permit the Company to complete the public offering of its common shares, as described below. The amendment reduced the minimum ownership interest the Borror Family is required to hold in the Company under the Facility from 50% to 30%. The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $70 million of borrowings under the Facility. The related fair value of these interest rate swaps at June 30, 2002 was a loss of approximately $3.4 million. The interest rate swap contracts mature between May 6, 2003 and January 12, 2005 and fix interest rates between 4.54% and 5.98%, plus a variable margin based on an interest coverage ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly.

      On June 28, 2002 the Company sold 1,450,000 of its common shares at a public offering price of $20.00 per share. After expenses the net proceeds added approximately $26.2 million of additional capital, which has been used to reduce debt under the Facility. On July 29, 2002, the underwriters exercised their over-allotment option to purchase 53,900 common shares for additional proceeds of approximately $1.0 million.

      As of June 30, 2002, the Company was in compliance with the Facility covenants and had $68.3 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company's utilization of the proceeds of borrowings under the Facility.

5.    EARNINGS PER SHARE

      A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations are as follows:

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                               --------------------------      --------------------------
                                                  2002            2001            2002            2001
                                               ----------      ----------      ----------      ----------
Weighted average shares outstanding
    during the period                          $6,572,576      $6,354,001      $6,519,471      $6,353,593
Assuming exercise of options                      123,205         209,560         118,718         205,713
                                               ----------      ----------      ----------      ----------
Weighted average shares outstanding
    adjusted for common share equivalents      $6,695,781      $6,563,561      $6,638,189      $6,559,306
                                               ==========      ==========      ==========      ==========

6.    LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company's management, there are no currently pending proceedings that will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a leading builder of high-quality, single family homes in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville, Kentucky. Our customer-driven focus targets entry-level and move-up buyers. We offer three distinct series of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to $300,000 and in size from approximately 1,000 to 3,000 square feet.

      We experienced record results during the second quarter of 2002. Net income for second quarter 2002 increased by 119% to $6.3 million from $2.9 million in second quarter 2001. Fully diluted earnings per share increased to $0.94 per share for second quarter 2002 compared to $0.44 per share for the same period the previous year. Net income for the first half of 2002 increased by 157% to $10.4 million from $4.0 million in the first half of 2001. Fully diluted earnings per share increased to $1.56 per share for the first six months of 2002 compared to $0.62 per share for the same period the previous year.

      We believe our success has resulted from our ability to provide a wide-range of communities and home designs that entry-level and move-up buyers can afford. In December 2000 we introduced our new Independence Series with lower prices ranging from approximately $100,000 to $150,000. This new series has expanded the potential customer base that can afford our homes.

      The success of our Independence Series led us in 2001 to reexamine our mid-priced Century and Celebrity series of homes. We simplified and value engineered these homes in the creation of the Celebration Series. This series, which was launched in December 2001, incorporates many popular home features that are typically offered as options by our competitors. By decreasing the number of options available to our customers, we have significantly increased the efficiency of our homebuilding process and lowered the cost of building our Celebration Series homes. We intend this year to complete the redesign of our Tradition Series homes to similarly increase standardization and building efficiencies.

      On June 28, 2002 we completed a public offering of 1,450,000 of our common shares at a public offering price of $20.00 a share. After expenses this added $26.2 million of additional capital, which has been used to reduce debt under the Facility. Shareholders' equity at June 30, 2002 was $118.1 million. At June 30, 2002 there were 8,120,751 common shares issued and 8,050,231 common shares outstanding. In conjunction with the 1,450,000 common shares that we sold, our Company's majority shareholder, BRC Properties Inc., also sold 300,000 common shares that it owned.

      Following the end of the recent quarter, the underwriters exercised a portion of the over-allotment option granted in conjunction with the public offering. On July 29, 2002, the underwriters purchased a total of 107,800 additional common shares, 53,900 of which were purchased from the Company and 53,900 of which were purchased from BRC Properties Inc. The proceeds from the additional shares purchased from the Company, after expenses, added capital of $1.0 million, which initially has been used to reduce debt under the Facility.

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

      -     Impact of governmental regulation and environmental considerations

      -     Geographic concentration in two markets

      -     Problems associated with expansion

      -     Problems associated with introducing new product lines

      -     Dependency on key personnel

      -     Fluctuation in the market price of our common shares

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

      - Critical accounting policies that are dependent on management estimates and assumptions

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

                                                            SALES                                  BACKLOG
         THREE                      REVENUES              CONTRACTS           CLOSINGS        (AT PERIOD END)
      MONTHS ENDED               (IN THOUSANDS)         (IN UNITS)(1)        (IN UNITS)          (IN UNITS)
      ------------               --------------         -------------        ----------       ---------------
      Sept. 30, 2000               $    87,547                353                482                  887
      Dec. 31, 2000                $   100,158                404                514                  777
      Mar. 31, 2001                $    67,362                706                347                1,136
      June 30, 2001                $    90,649                589                466                1,259
      Sept. 30, 2001               $   121,053                484                631                1,112
      Dec. 31, 2001                $   116,637                530                610                1,032
      Mar. 31, 2002                $    98,378                717                518                1,231
      June 30, 2002                $   133,162                625                702                1,154

      ----------
      (1)   Net of cancellations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                               ---------------------------       ---------------------------
                                                  2002             2001             2002             2001
                                               ----------       ----------       ----------       ----------
Financial Data
Revenues                                            100.0%           100.0%           100.0%           100.0%
Cost of real estate sold                             78.0             77.3             77.4             77.3
                                               ----------       ----------       ----------       ----------
   Gross profit                                      22.0             22.7             22.6             22.7
Selling, general and administrative                  11.9             14.1             12.8             14.9
                                               ----------       ----------       ----------       ----------
   Income from operations                            10.1              8.6              9.8              7.8
Interest expense                                      2.1              3.1              2.1              3.4
                                               ----------       ----------       ----------       ----------
   Income before income taxes                         8.0              5.5              7.7              4.4
Provision for income taxes                            3.3              2.3              3.2              1.8
                                               ----------       ----------       ----------       ----------
   Net income                                         4.7%             3.2%             4.5%             2.6%
                                               ==========       ==========       ==========       ==========

Operating Data
Homes:
   Sales contracts net of cancellations               625              589            1,342            1,295
   Closings                                           702              466            1,220              813
   Backlog at period end                            1,154            1,259            1,154            1,259
Average sales price of homes closed
   during the period (in thousands)            $      185       $      192       $      185       $      192
Average sales value of homes in
   backlog at period end (in thousands)        $      194       $      193       $      194       $      193
Aggregate sales value of homes in
   backlog at period end (in thousands)        $  223,716       $  242,693       $  223,716       $  242,693

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

      SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

      REVENUES. Our revenues for second quarter 2002 increased by 46.9% to $133.2 million from the delivery of 702 homes compared to revenues for second quarter 2001 of $90.6 million from the delivery of 466 homes. This $42.6 million increase in revenues was primarily due to our delivery of 236 more homes. Second quarter 2001 revenues include eight homes with a sales value of $1.4 million that we sold and leased back for use as sales models. There were no homes sold and leased back for use as sales models during second quarter 2002. The increase in deliveries resulted from the record first quarter 2002 backlog, an increased number of closings of our new Independence Series of homes which have a shorter build time than our other series of homes and the mild weather conditions we experienced during the winter months. The average price of the homes we delivered during second quarter 2002 decreased to $185,100 from $191,900 during second quarter 2001. This decrease occurred by design and resulted from the larger percentage of Independence Series homes that we delivered during second quarter 2002. The Independence Series homes were introduced in late 2000 as affordable, entry-level homes. Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary. These other revenues during the second quarter of 2002 amounted to $3.3 million compared to $1.2 million for the second quarter of 2001.

      GROSS PROFIT. Our gross profit for second quarter 2002 increased by 42.3% to $29.3 million from $20.6 million for second quarter 2001. This $8.7 million increase was primarily due to the delivery of more homes and the increased revenues from the mortgage financing services subsidiary.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for second quarter 2002 increased by 23.1% to $15.8 million from $12.8 million for second quarter 2001. This $3.0 million increase was primarily due to the increased variable costs associated with selling more homes and operating the mortgage financing services subsidiary.

      INTEREST EXPENSE. Our interest expense for second quarter 2002 and second quarter 2001 remained constant at $2.8 million. Although we incurred slightly higher average borrowings during second quarter 2002, our weighted average interest rate was lower than in second quarter 2001. The average borrowings under our bank credit facility were $131.8 million for second quarter 2002 compared to $131.5 million for second quarter 2001. The weighted average rate of interest of total borrowings was 6.7% for second quarter 2002 compared to 8.3% for second quarter 2001.

      PROVISION FOR INCOME TAXES. Our income tax expense for second quarter 2002 increased by 113.4% to $4.4 million from $2.1 million for second quarter 2001. Our estimated annual effective tax rate for second quarter 2002 decreased to 41.4% from 42.0% for second quarter 2001.

      FIRST HALF 2002 COMPARED TO FIRST HALF 2001

      REVENUES. Our revenues for the first half of 2002 increased by 46.5% to $231.5 million from the delivery of 1,220 homes compared to revenues for the first half of 2001 of $158.0 million from the delivery of 813 homes. This $73.5 million increase in revenues is primarily due to our delivery of 407 more homes. First half 2001 revenues include eight homes with a sales value of $1.4 million that we sold and leased back for use as sales models. There were no homes sold and leased back for use as sales models during the first half of 2002. The increase in first half of 2002 deliveries resulted from the large number of homes we had in backlog at the end of 2001, an increased number of closings of our new Independence Series homes which have a shorter build time than our other series of homes and the mild weather conditions experienced during the winter months. The average price of homes we delivered during the first half of 2002 decreased to $185,200 from $191,800 during the first half of 2001. This decrease occurred by design and resulted from the larger percentage of Independence Series homes that we delivered during second quarter 2002. The Independence Series homes were introduced in late 2000 as affordable, entry-level homes. Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary. These other revenues during the first half of 2002 amounted to $5.7 million compared to $2.0 million for the first half of 2001.

      GROSS PROFIT. Our gross profit for the first half of 2002 increased by 45.9% to $52.2 million from $35.8 million for the first half of 2001. This $16.4 million increase was primarily due to the delivery of more homes and the increased revenues from the mortgage financing services subsidiary.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the first half of 2002 increased by 25.9% to $29.6 million from $23.5 million for the first half of 2001. This $6.1 million increase was primarily due to the increased variable costs associated with selling more homes and operating the mortgage financing services subsidiary.

      INTEREST EXPENSE. Our interest expense for the first half of 2002 decreased by 8.1% to $4.9 million from $5.3 million during the first half of 2001. Although we incurred higher average borrowings during the first half of 2002, our weighted average interest rate was lower than in the first half of 2001. The average borrowings under our bank credit facility were $135.1 million for the first half of 2002 compared to $124.0 million for the first half of 2001. The weighted average rate of interest of total borrowings was 6.7% for the first half of 2002 compared to 8.6% for the first half of 2001.

      PROVISION FOR INCOME TAXES. Our income tax expense for the first half of 2002 increased by 151.9% to $7.4 million from $2.9 million for the first half of 2001. Our estimated annual effective tax rate for the first half of 2002 decreased to 41.6% from 42.0% for the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

      On June 28, 2002 we completed a public offering of 1,450,000 of our common shares at a public offering price of $20.00 a share. The offering raised approximately $26.2 million, net of the underwriter's discount and offering expenses. We reduced the Facility by the amount of the net sale proceeds, which lowered our Company's debt to equity ratio at June 29, 2002 to 0.85 to 1.00 from
1.41 to 1.00. Following the end of second quarter 2002, the underwriters exercised a portion of the over-allotment option granted in conjunction with the public offering. On July 29, 2002, the underwriters purchased a total of 107,800 additional common shares, 53,900 of which were purchased from our Company and 53,900 of which were purchased from BRC Properties Inc. The additional shares purchased from the Company added capital of $1.0 million, which was used to further reduce debt under the Facility.

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

SOURCES AND USES OF CASH

      FIRST HALF 2002 COMPARED TO FIRST HALF 2001

      During the first six months of 2002, we generated $15.5 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories increased by $10.3 million because homes under construction increased by $12.8 million and land and land development and other costs declined by $2.5 million. The sale of common shares raised $26.2 million in cash after expenses, which together with cash flow from operations, allowed us to reduce debt under the Facility by $32.1 million.

      During the first six months of 2001, we generated $9.4 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories increased by $37.6 million because homes under construction increased by $30.6 million and land and land development and other costs increased by $7.0 million. We utilized cash from operations together with $30.5 million of borrowings under our bank credit facility to finance the increase in real estate inventories.

REAL ESTATE INVENTORIES

      We are currently developing approximately 90% of the communities in which we are building homes. We generally do not purchase land for resale. We attempt to maintain a land inventory sufficient to meet our anticipated lot needs for the next three to five years. At June 30, 2002, we owned lots or land that could be developed into approximately 8,100 lots, including 500 lots in Louisville, Kentucky. We controlled through option agreements or contingent contracts approximately 7,900 additional lots, including 600 lots in Louisville, Kentucky. These option agreements expire at various dates through 2009. During the first half of 2002, we exercised options to purchase 1,432 lots, including 84 lots in Louisville, Kentucky. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time and our evaluation of the future demand for our homes. Our real estate inventories at June 30, 2002 were $238.9 million, consisting primarily of $130.2 million of land and land under development and $104.6 million of homes under construction.

LOT SUMMARY AS OF JUNE 30, 2002

      The following table sets forth the Company's land inventory as of June 30, 2002:

                                    FINISHED          LOTS UNDER         UNIMPROVED LAND          TOTAL
LAND INVENTORY                        LOTS            DEVELOPMENT        ESTIMATED LOTS       ESTIMATED LOTS
----------------------------        --------          -----------        ---------------      --------------
Owned by the Company:
    Central Ohio                       841              1,553                  5,234              7,628
    Louisville, Kentucky               137                127                    230                494
Controlled by the Company:
    Central Ohio                        --                 --                  7,282              7,282
    Louisville, Kentucky                --                 --                    619                619
                                       ---              -----                 ------             ------
                                       978              1,680                 13,365             16,023
                                       ===              =====                 ======             ======

      We selectively enter into joint ventures with other homebuilders to own and develop communities. The participants in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs of the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of June 30, 2002, we were party to a joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture's loan agreement up to $1.2 million, representing our one-half interest. At June 30, 2002, the joint venture had $922,600 in loans outstanding and our portion was $461,300.

      On June 30, 2002, we had 163 single-family inventory homes in various stages of construction, representing an aggregate investment of $12.5 million, compared to 147 inventory homes in various stages of construction, representing an aggregate investment of $10.3 million on June 30, 2001. The expansion of our recently-introduced Independence Series of homes was the major reason for the increase in the number of inventory homes. We do not include inventory homes in sales or backlog.

LAND PURCHASE COMMITMENTS

      On June 30, 2002, we had commitments to purchase residential lots and unimproved land at an aggregate cost of $9.7 million, net of approximately $400,000 in good faith deposits. We intend to purchase this land over the next few years. On June 30, 2002, we also had $76.4 million of cancelable obligations to purchase residential lots and unimproved land, net of $1.0 million in good faith deposits and secured by $1.9 million of performance bonds. Cancelable obligations consist of options under which we have the right but not the obligation to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We expect to purchase most of the residential lots and unimproved land that we have under contract, provided we can obtain adequate zoning and if no other significant obstacles to development arise. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under the Facility.

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

DEBT

      On December 31, 2001 we entered into an Amended and Restated $175.0 million Senior Unsecured Revolving Credit Facility ("the Facility"). Eight banks participate in the Facility, led by Huntington National Bank, which serves as the Administrative Agent and Issuing Bank under the Facility. The Facility was amended on June 10, 2002 to permit the Company to complete the public offering of its common shares as described below. The amendment reduced the minimum ownership interest the Borror Family is required to hold in our Company under the Facility from 50% to 30%. For a more detailed description of the Bank Facility, including restrictions on our business activities, see Note 7 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

      On June 28, 2002 the Company sold 1,450,000 of its common shares at a public offering price of $20.00 per share. After expenses the net proceeds added approximately $26.2 million of additional capital, which has been used to reduce debt under the Facility. On July 29, 2002, the Company sold an additional 53,900 of its common shares pursuant to the underwriter's partial exercise of an over-allotment option granted in conjunction with the public offering. The sale of these 53,900 common shares added approximately $1.0 million of additional capital, which has also been used to reduce debt under the Facility.

      The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 2.5% and is determined quarterly. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. Additional information regarding the interest rate swap contracts we have entered into is set forth below under the heading "Quantitative and Qualitative Disclosures About Market Risk."

      As of June 30, 2002, we were in compliance with the Facility covenants and had $68.3 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on our use of the proceeds of borrowings under the Facility.

      As of June 30, 2002, we did not have any seller-provided term debt.

      The following is a summary of our contractual cash obligations and other commercial commitments at June 30, 2002 (in thousands):

                                                                PAYMENTS DUE BY PERIOD
                                        ----------------------------------------------------------------------
                                                     LESS THAN                                       AFTER
                                          TOTAL       1 YEAR    1 - 3 YEARS     4 - 5 YEARS         5 YEARS
                                          -----       ------    -----------     -----------         -------
TERM OBLIGATIONS:
   Notes payable, banks                 $ 99,362      $   --      $ 99,362      $        --      $          --
   Capital lease obligations               1,131         413           718               --                 --
   Operating leases                        9,504       1,426         8,078               --                 --
   Land purchase commitments              10,073       4,789         5,284               --                 --
                                        --------      ------      --------      -----------      -------------
TOTAL CONTRACTUAL CASH OBLIGATIONS      $120,070      $6,628      $113,442      $        --      $          --
                                        ========      ======      ========      ===========      =============

                                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       --------- -------------------------------------------------------------
                                         TOTAL
                                        AMOUNTS     LESS THAN                                        AFTER
                                       COMMITTED      1 YEAR    1 - 3 YEARS     4 - 5 YEARS         5 YEARS
                                       ---------      ------    -----------     -----------         -------
OTHER COMMERCIAL COMMITMENTS:
    Letters of credit                   $  2,134      $1,592      $    542      $        --      $          --
    Performance bonds                     29,433      13,987        15,363               83                 --
    Guarantees                               967         967            --               --                 --
    Cancelable land contracts             77,410      34,155        37,603            1,856              3,796
                                        --------      -------     --------      -----------      -------------
TOTAL COMMERCIAL COMMITMENTS            $109,944      $50,701     $ 53,508      $     1,939      $       3,796
                                        ========      =======     ========      ===========      =============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of June 30, 2002, we were a party to five interest rate swap contracts with an aggregate notional amount of $70 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt on June 30, 2002, after considering the effect of the swap contracts, is approximately 70% of total borrowings under our bank credit facility. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

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

      The following table presents descriptions of the financial instruments and derivative instruments that we held at June 30, 2002. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $70.0 million of the variable rate liabilities subject to interest-rate derivatives is the contractual average pay rate plus the variable margin (2.0% for the three months ended June 30, 2002 and 2.25% for the three months ending June 30, 2001). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at June 30, 2002 and 2001 was $99.4 million and $136.2 million, respectively. During the three months ending June 30, 2002, the fair value of the interest rate contracts decreased by $1.4 million, increasing the fair value loss from $2.0 million at March 31, 2002 to $3.4 million at June 30, 2002. We do not expect the loss to be realized because we expect to retain the swap contracts to maturity. All dollar amounts are in thousands.

                                                                                                 TOTAL
                                                                                                 -----
                                     2002        2003       2004        2005               2002         2001
                                     ----        ----       ----        ----               ----         ----
LIABILITIES
   Variable rate                                                       $99,362            $99,362      $136,246
   Average interest rate                                                  6.03%              6.03%         7.73%
INTEREST-RATE DERIVATIVES
   Notional amount                 $70,000     $70,000     $60,000     $20,000            $70,000      $60,000
   Average pay rate                   5.44%       5.44%       5.32%       5.98%              5.44%        5.72%
   Average receive rate               1.95%       1.95%       1.95%       1.94%              1.95%        5.22%

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of our management, there are no currently pending proceedings that will have a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS. Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a)   On May 1, 2002 the Company held its Annual Meeting of Shareholders.

      (b)   See paragraph (c) below:

      (c) At the Annual Meeting, the shareholders ratified the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company in 2002 by the following vote:

                        Shares For         Shares Against    Shares Abstaining
                        ----------         --------------    -----------------
                        5,924,701              8,960              100

            The shareholders elected as Class II Directors the four nominees of the Board of Directors by the following vote:

                                          Shares For       Shares Withheld
                                          ----------       ---------------
            Donald A. Borror              5,781,822             151,939

            David S. Borror               5,784,422             149,339

            Peter A. Klisares             5,910,811              22,950

            Gerald E. Mayo                5,910,811              22,950

            The term of office of the Class I Directors, Douglas G. Borror, Jon
            M. Donnell and C. Ronald Tilley continued after the meeting.

            The shareholders approved the adoption of the Dominion Homes, Inc. Incentive Growth Plan by the following vote:

                        Shares For       Shares Against     Shares Abstaining
                        ----------       --------------     -----------------
                        5,924,701            8,960                 100

      (d)   Not Applicable

ITEM 5. OTHER INFORMATION. The Sierra Club recently filed a lawsuit against the City of Columbus in Federal District Court (Sierra Club Ohio Chapter v. The City of Columbus, United States District Court, Southern District of Ohio, Eastern Division, Case No. C2-02-722) under the Federal Clean Water Act alleging that the City has unlawfully discharged sanitary sewage during storm events. The Company is not a party to this lawsuit. The lawsuit seeks various remedies that, if granted, could restrict the City's ability to permit new connections to the Columbus sewer system pending the elimination of the discharges. Based on its review of similar lawsuits and the remedies granted, the Company believes that it is unlikely that any remedies granted pursuant to this lawsuit would result in a material adverse affect on the Company's Central Ohio homebuilding operations. The Company will continue to monitor this lawsuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS: See attached index (following the signature page).

      (b)   REPORTS ON FORM 8-K. Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DOMINION HOMES, INC.
                                     (Registrant)


Date: August 14, 2002              By:   /s/Douglas G. Borror
                                       ----------------------------------------
                                       Douglas G. Borror
                                       Chief Executive Officer


Date: August 14, 2002              By:   /s/Jon M. Donnell
                                       ----------------------------------------
                                       Jon M. Donnell
                                       President and Chief Operating Officer


Date: August 14, 2002              By:   /s/Peter J. O'Hanlon
                                       ----------------------------------------
                                       Peter J. O'Hanlon
                                       Senior Vice President--Finance and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.   Description                                           Location
3.1(a)        Amended and Restated Articles of Incorporation        Incorporated by reference to
              of Dominion Homes, Inc., as filed with the            Exhibit 4(a)(1) to the
              Ohio Secretary of State on March 4, 1994              Company's Registration
                                                                    Statement on Form S-8 (File
                                                                    No. 333-26817) as filed with
                                                                    the Commission on May 9, 1997
                                                                    (the "1997 Form S-8").

3.1(b)        Certificate of Amendment to Amended and               Incorporated by reference to
              Restated Articles of Incorporation of Dominion        Exhibit 4(a)2 of the 1997 Form
              Homes, Inc., as filed with the Ohio Secretary         S-8.
              of State on May 7, 1997.

3.1(c)        Amended and Restated Articles of Incorporation        Incorporated by reference to
              of Dominion Homes, Inc., reflecting amendments        Exhibit 4(a)(3) of the 1997
              through May 7, 1997 (for purposes of                  Form S-8.
              Commission reporting compliance only).

3.2           Amended and Restated Code of Regulations of           Incorporated by reference to
              Dominion Homes, Inc.                                  Exhibit 3.2 to the Company's
                                                                    June 30, 2000 Form 10-Q (File
                                                                    No. 0-23270).

4.1           Specimen of Stock Certificate of Dominion             Incorporated by reference to
              Homes, Inc.                                           Exhibit 4 to the Company's
                                                                    March 31, 1997 Form 10-Q (File
                                                                    No. 0-23270).

10.1          Dominion Homes, Inc. Incentive Growth Plan,           Incorporated by reference to
              effective as of May 1, 2002                           Exhibit 10.2 to the Company's
                                                                    March 31, 2002 Form 10-Q (File
                                                                    No. 0-23270).

10.2          Stock Option Agreement, dated May 2, 2002,            Incorporated by reference to
              between Dominion Homes, Inc. and Pete A.              Exhibit 10.3 to the Company's
              Klisares (which agreement is substantially the        March 31, 2002 Form 10-Q (File
              same as Stock Option Agreements entered into          No. 0-23270).
              between the Company and its other outside,
              independent directors, Gerald E. Mayo and C.
              Ronald Tilley)

10.3          First Amendment to Amended and Restated Credit        Filed Herewith
              Agreement dated June 10, 2002, among Dominion
              Homes, Inc., The Huntington National Bank, as
              administrative and Issuing Agent, and the
              Lenders listed therein

99.1          Sarbanes-Oxley certification of Chief                 Filed Herewith
              Executive Officer and Chief Financial Officer