Form 10-Q
period 2002-09-30
DOMINION HOMES INC
filed 2002-11-13
CIK 917857

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

0-23270
Commission File Number

Dominion Homes, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1393233
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5501 Frantz Road, Dublin, Ohio
(Address of principal executive offices)

43017-0766
(Zip Code)

(614) 761-6000
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

1.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of common shares outstanding as of November 12, 2002: 8,202,691

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Dominion Homes, Inc.
Consolidated Balance Sheets
(In thousands, except share information)

	September 30, 2002 (unaudited)	December 31, 2001
Assets
Cash and cash equivalents	$4,243	$5,619
Accounts receivable, net:
Trade	391	18
Due from financial institutions for residential closings	350	2,864
Real estate inventories:
Land and land development costs	156,356	134,293
Homes under construction	101,136	91,734
Other	3,069	3,997

Total real estate inventories	260,561	230,024

Prepaid expenses and other	3,630	3,963
Deferred income taxes	6,763	5,865
Property and equipment, at cost	13,414	12,422
Less accumulated depreciation	(7,231)	(6,229)

Net property and equipment	6,183	6,193

Total assets	$282,121	$254,546

Liabilities and Shareholders' Equity
Accounts payable, trade	$12,422	$9,483
Deposits on homes under contract	2,463	2,684
Accrued liabilities	32,664	26,943
Note payable, banks	106,540	131,511
Term debt	2,134	2,358

Total liabilities	156,223	172,979

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,203,211 shares issued and 8,132,691 shares outstanding on September 30, 2002 and 6,433,057 shares issued and 6,408,057 shares outstanding on December 31, 2001	60,744	31,850
Deferred compensation	(881)	(332)
Retained earnings	69,544	51,951
Accumulated other comprehensive loss	(2,489)	(1,730)
Treasury stock, at cost (70,520 shares at September 30, 2002 and 25,000 shares at December 31, 2001)	(1,020)	(172)

Total shareholders’ equity	125,898	81,567

Total liabilities and shareholders’ equity	$282,121	$254,546

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$139,360	$121,053	$370,900	$279,064
Cost of real estate sold	106,654	92,712	285,961	214,925

Gross profit	32,706	28,341	84,939	64,139
Selling, general and administrative	18,491	14,940	48,123	38,479

Income from operations	14,215	13,401	36,816	25,660
Interest expense	1,912	2,970	6,777	8,266

Income before income taxes	12,303	10,431	30,039	17,394
Provision for income taxes	5,076	4,550	12,446	7,476

Net income	$7,227	$5,881	$17,593	$9,918

Earnings per share
Basic	$.90	$.93	$2.50	$1.56

Diluted	$.89	$.89	$2.46	$1.51

Weighted average shares outstanding
Basic	8,025,071	6,349,924	7,026,853	6,352,357

Diluted	8,142,590	6,585,335	7,143,744	6,568,799

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

		Deferred Compensation			Accumulated Other Comprehensive Loss
	Common Shares	Liability	Trust Shares	Retained Earnings		Treasury Stock	Total
Balance, December 31, 2001	$31,850	$834	$(1,166)	$51,951	$(1,730)	$(172)	$81,567
Net income	—	—	—	17,593	—	—	17,593
Unrealized hedging loss, net of deferred taxes of $525	—	—	—	—	(759)	—	(759)

Comprehensive income	—	—	—	—	—	—	16,834

Shares awarded and redeemed	1,543	(576)	—	—	—	(848)	119
Issuance of common shares	27,351	—	—	—	—	—	27,351
Shares distributed from trust for deferred compensation	—	(95)	95	—	—	—	—
Deferred compensation	—	187	(160)	—	—	—	27

Balance September 30, 2002	$60,744	$350	$(1,231)	$69,544	$(2,489)	$(1,020)	$125,898

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$17,593	$9,918
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,372	1,647
Issuance of common shares for compensation	30	—
Reserve for real estate inventories	1,547	—
Deferred income taxes	(373)	(79)
Changes in assets and liabilities:
Accounts receivable	2,141	420
Real estate inventories	(31,153)	(36,959)
Prepaid expenses and other	538	373
Accounts payable	2,939	3,677
Deposits on homes under contract	(221)	828
Accrued liabilities	4,619	5,424

Net cash used in operating activities	(968)	(14,751)

Cash flows from investing activities
Purchase of property and equipment	(859)	(1,150)

Net cash used in investing activities	(859)	(1,150)

Cash flows from financing activities
Payments on note payable banks	(319,079)	(240,743)
Proceeds from note payable banks	294,108	260,205
Prepaid loan fees	(713)	(271)
Payments on term debt	(1,031)	(1,817)
Payments on capital lease obligations	(274)	(207)
Proceeds from issuance of common shares	27,351	—
Common shares purchased or redeemed	89	(69)

Net cash provided by financing activities	451	17,098

Net change in cash and cash equivalents	(1,376)	1,197
Cash and cash equivalents, beginning of period	5,619	2,106

Cash and cash equivalents, end of period	$4,243	$3,303

Supplemental disclosures of cash flow information
Interest paid (net of amounts capitalized)	$4,945	$2,545

Income taxes paid	$13,138	$8,159

Land acquired by seller financing	$931	$3,750

Capital lease obligation	$150	$—

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full year.

2. Real Estate Inventories

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No.144), which addresses accounting and reporting standards for the impairment or disposal of long-lived assets. In accordance with SFAS No. 144, the Company evaluates the recoverability of real estate inventories in accordance with its existing accounting policies. During 2001, the Company decided to sell certain raw land that was not consistent with current land development strategies. The carrying value of land held for sale was approximately $3.7 million at December 31, 2001 and the land was subsequently sold on April 30, 2002 for approximately $3.8 million. The cost of this land had been reduced to net realizable value prior to the adoption of SFAS No. 144.

3. Deferred Compensation

During the nine months ended September 30, 2002, the Company awarded 30,000 restricted common shares under its Incentive Stock Plan. These awards were recognized in deferred compensation in the consolidated statement of shareholders’ equity at the estimated fair market value of the shares at the date of the award, to be amortized over the five-year vesting period.

4. Capitalized Interest

The Company capitalizes the cost of interest related to construction costs during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.4 million and $4.6 million at September 30, 2002 and 2001, respectively. The summary of total interest is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest incurred	$1,829,000	$2,697,000	$6,345,000	$8,182,000
Interest capitalized	(1,122,000)	(1,691,000)	(3,792,000)	(5,154,000)

Interest expensed directly	707,000	1,006,000	2,553,000	3,028,000
Previously capitalized interest charged to interest expense	1,205,000	1,964,000	4,224,000	5,238,000

Total interest expense	$1,912,000	$2,970,000	$6,777,000	$8,266,000

5. Note Payable, Banks

The Company is currently operating under a $175.0 million Senior Unsecured Revolving Credit Facility (“the Facility”) that was executed on December 31, 2001 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Facility was amended on June 10, 2002 to permit the Company to complete the public offering of its common shares, as described below. The amendment reduced the minimum ownership interest the Borror Family is required to hold in the Company under the Facility from 50% to 30%.

On June 28, 2002 the Company sold 1,450,000 of its common shares at a public offering price of $20.00 per share. After expenses the net proceeds added approximately $26.4 million of additional capital, which has been used to reduce debt under the Facility. On July 29, 2002, the underwriters exercised a portion of the over-allotment option to purchase from the Company 53,900 common shares for additional proceeds of approximately $1.0 million.

On August 20, 2002 the Company and its Lenders entered into a Consent Agreement to modify the “Operating Lease Rentals” covenant of the Facility to allow a short-term rental of office space. The Consent Agreement is effective through December 31, 2002. The Company is negotiating with its Lenders to permanently modify this covenant as well as several additional covenants under the Facility. These other modifications will more accurately reflect the Company’s improvement in capitalization that resulted from the sale of the Company’s common shares. The Company expects the modifications to be in place prior to December 31, 2002.

As of September 30, 2002, the Company was in compliance with the Facility covenants and had $62.3 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company’s utilization of the proceeds of borrowings under the Facility.

6. Interest Rate Swaps

The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $70 million of borrowings under the Facility at September 30, 2002. The related fair value of these interest rate swaps at September 30, 2002 was a loss of approximately $4.3 million. The interest rate swap contracts mature between May 6, 2003 and January 12, 2005 and fix interest rates between 4.54% and 5.98%, plus a variable margin based on an interest coverage ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly.

7. Earnings per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average shares outstanding during the period	8,025,071	6,349,924	7,026,853	6,352,357
Assuming exercise of options	117,519	235,411	116,891	216,442

Weighted average shares outstanding adjusted for common share equivalents	8,142,590	6,585,335	7,143,744	6,568,799

8. Legal Proceedings

The Company is involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company’s management, there are no currently pending proceedings that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

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

We experienced record results during the third quarter of 2002. Net income for third quarter 2002 increased by 22.9% to $7.2 million from $5.9 million in third quarter 2001. Diluted earnings per share was $0.89 per share for both third quarter 2002 and third quarter 2001, due principally to the dilutive impact of the sale by the Company of 1,503,900 of its common shares during June and July of 2002. The weighted average number of diluted shares outstanding during the three months ended September 30, 2002 increased 23.6% to 8,142,590 shares, compared to 6,585,335 shares during the three months ended September 30, 2001.

Net income for the nine months ended September 30, 2002 increased by 77.4% to $17.6 million from $9.9 million for the nine months ended September 30, 2001. Diluted earnings per share increased to $2.46 per share for the nine months ended September 30, 2002 compared to $1.51 per share for the same period the previous year. As a result of the Company’s sale of common shares in June and July 2002, the weighted average number of diluted outstanding shares during the nine months ended September 30, 2002 increased 8.8% to 7,143,744 shares, compared to 6,568,799 shares during the nine months ended September 30, 2001.

During the third quarter 2002, the Company sold a third quarter record 605 homes representing a sales value of $109.6 million, compared to 484 homes, representing a sales value of $89.7 million during third quarter 2001.

The Company had a backlog of 1,035 contracts with a sales value of $198.3 million, on September 30, 2002 compared to a backlog of 1,112 contracts with a sales value of $214.7 million on September 30, 2001. The decrease in backlog is attributable to the improved build times in 2002 created by the introduction of the Celebration series and the expansion of the Independence series.

On June 28, 2002 we completed a public offering of 1,450,000 of our common shares at a public offering price of $20.00 a share. After expenses this added $26.4 million of additional capital. In conjunction with the 1,450,000 common shares that we sold, the Company’s majority shareholder, BRC Properties Inc., also sold 300,000 common shares. On July 29, 2002, the underwriters exercised the over-allotment option granted in conjunction with the public offering to purchase a total of 107,800 additional common shares, 53,900 of which were purchased from the Company and 53,900 of which were purchased from BRC Properties Inc. The proceeds from the additional shares purchased from the Company, after expenses, added capital of $1.0 million.

We believe our success has resulted from our ability to provide a wide-range of communities and home designs that entry-level and move-up buyers can afford. In December 2000 we introduced our new Independence Series with lower prices ranging from approximately $100,000 to $150,000. This new series has expanded the potential customer base that can afford our homes.

The success of our Independence Series led us in 2001 to reexamine our mid-priced Century and Celebrity series of homes. We simplified and value engineered these homes in the creation of the Celebration Series. This series, which was launched in December 2001, incorporates many popular home features that are typically offered as options by our competitors. By decreasing the number of options available to our customers, we have significantly increased the efficiency of our homebuilding process and lowered the cost of building our Celebration Series homes. This year we intend to complete the redesign of our Tradition Series homes to similarly increase standardization and building efficiencies and begin to sell the redesigned Tradition Series homes in December 2002.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

This Report contains various “forward–looking statements” within the meaning of applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2002 and beyond to differ materially from those expressed in the forward looking statements. These important factors include the following risks and uncertainties:

•	National and local general economic, business and other conditions

•	Availability and affordability of residential mortgage financing

•	Our significant leverage and dependence on the availability of financing

•	Bank covenants that restrict our operations

•	Impact of in-house land acquisition and development and our position in land and inventory homes

•	Impact of governmental regulation and environmental considerations

•	Geographic concentration in two markets

•	Problems associated with expansion

•	Problems associated with introducing new product lines

•	Dependency on key personnel

•	Fluctuation in the market price of our common shares

•	Quarterly variability in operating results

•	Unanticipated warranty claims

•	Commencement and outcome of litigation

•	Development and construction delays

•	Impact of competitive products and pricing

•	Material and labor shortages

•	Impact on contractual provisions of a change in control

•	Potential conflicts of interest with, and transactions involving, our largest shareholder

•	Critical accounting policies that are dependent on management estimates and assumptions

•	Impact of our charter documents on takeover proposals

•	Other risks described in our Securities and Exchange Commission filings

Seasonality and Variability in Quarterly Results

We experience significant seasonality and quarter-to-quarter variability in our homebuilding activity. Typically, closings and related revenues increase in the second half of the year. We believe this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter. Weather conditions can also accelerate or delay the scheduling of closings. The following table sets forth certain data for each of the last eight quarters:

Three Months Ended	Revenues (in thousands)	Sales Contracts (in units)(1)	Closings (in units)	Backlog (at period end) (in units)
Dec. 31, 2000	$100,158	404	514	777
Mar. 31, 2001	$ 67,362	706	347	1,136
June 30, 2001	$ 90,649	589	466	1,259
Sept. 30, 2001	$121,053	484	631	1,112
Dec. 31, 2001	$116,637	530	610	1,032
Mar. 31, 2002	$ 98,378	717	518	1,231
June 30, 2002	$133,162	625	702	1,154
Sept. 30, 2002	$139,360	605	724	1,035

(1)	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Financial Data
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	76.5	76.6	77.1	77.0

Gross profit	23.5	23.4	22.9	23.0
Selling, general and administrative	13.3	12.3	13.0	13.8

Income from operations	10.2	11.1	9.9	9.2
Interest expense	1.4	2.5	1.8	3.0

Income before income taxes	8.8	8.6	8.1	6.2
Provision for income taxes	3.6	3.7	3.4	2.7

Net income	5.2%	4.9%	4.7%	3.5%

Operating Data
Homes:
Sales contracts net of cancellations	605	484	1,947	1,779
Closings	724	631	1,944	1,444
Backlog at period end	1,035	1,112	1,035	1,112
Average sales price of homes closed during the period (in thousands)	$189	$188	$186	$190
Average sales value of homes in backlog at period end (in thousands)	$192	$193	$192	$193
Aggregate sales value of homes in backlog at period end (in thousands)	$198,289	$214,694	$198,289	$214,694

We include a home in “sales contracts” when a home buyer signs our standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing or for the sale of an existing home, or both. We recognize revenue and cost of real estate sold at the time of closing. We include a home in “backlog” when a home buyer signs our standard sales contract, but the closing has not occurred as of the end of the period.

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

Third Quarter 2002 Compared to Third Quarter 2001

Revenues. Our revenues for third quarter 2002 increased by 15.1% to $139.4 million from the delivery of 724 homes compared to revenues for third quarter 2001 of $121.1 million from the delivery of 631 homes. This $18.3 million increase in revenues was primarily due to our delivery of 93 more homes. The average price of the homes we delivered during third quarter 2002 increased slightly to $188,600 from $188,000 during third quarter 2001. This increase in third quarter 2002 average price of homes delivered is attributable to closing a higher percentage of move-up series of homes. Included in revenues are other revenues, consisting almost exclusively of revenues from our mortgage financing services subsidiary. These other revenues during the third quarter of 2002 amounted to $2.8 million compared to $2.5 million for the third quarter of 2001.

Gross Profit. Our gross profit for third quarter 2002 increased by 15.4% to $32.7 million from $28.3 million for third quarter 2001. This $4.4 million increase was due to the delivery of more homes as well as reductions in the Company’s financing contributions created by lower interest rates.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for third quarter 2002 increased by 23.8% to $18.5 million from $14.9 million for third quarter 2001. This $3.6 million increase was primarily due to the increased variable costs associated with delivering more homes.

Interest Expense. Our interest expense for third quarter 2002 decreased to $1.9 million from $3.0 million for third quarter 2001, due principally to the Company’s use of proceeds from its sale of additional common shares to reduce its debt under the Facility. The average borrowings under the Facility decreased to $97.9 million for third quarter 2002 compared to $131.2 million for third quarter 2001. The weighted average rate of interest of total borrowings decreased to 7.1% for third quarter 2002 compared to 7.8% for third quarter 2001.

Provision for Income Taxes. Our income tax expense for third quarter 2002 increased by 11.6% to $5.1 million from $4.6 million for third quarter 2001. Our estimated annual effective tax rate for third quarter 2002 decreased to 41.3% from 43.6% for third quarter 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. Our revenues for the first nine months of 2002 increased by 32.9% to $370.9 million from the delivery of 1,944 homes compared to revenues for the first nine months of 2001 of $279.1 million from the delivery of 1,444 homes. This $91.8 million increase in revenues is primarily due to our delivery of 500 more homes. Revenues for the first nine months of 2001 include eight homes with a sales value of $1.4 million that we sold and leased back for use as sales models. There were no homes sold and leased back for use as sales models during the first nine months of 2002. The increase in deliveries during the first nine months of 2002 resulted from an overall improvement in the building time of the Company’s homes, an increased number of closings of our new Independence Series homes, which have a shorter building time than our other series of homes, the large number of homes that we had in backlog at the end of 2001, and the mild weather conditions experienced during the winter months. The average price of homes we delivered during the first nine months of 2002 decreased to $186,500 from $190,100 during the first nine months of 2001. This decrease occurred by design as a result of delivering a larger percentage of Independence Series homes during 2002. The Independence Series homes were introduced in late 2000 as affordable, entry-level homes. Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary. These other revenues during the first nine months of 2002 amounted to $8.4 million compared to $4.5 million for the first nine months of 2001.

Gross Profit. Our gross profit for the first nine months of 2002 increased by 32.4% to $84.9 million from $64.1 million for the first nine months of 2001. This $20.8 million increase was primarily due to the delivery of more homes and the increased revenues from the mortgage financing services subsidiary.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first nine months of 2002 increased by 25.1% to $48.1 million from $38.5 million for the first nine months of 2001. This $9.6 million increase was primarily due to the increased variable costs associated with delivering more homes and an increase in loan deliveries from the mortgage financing services subsidiary.

Interest Expense. Our interest expense for the first nine months of 2002 decreased by 18.0% to $6.8 million from $8.3 million during the first nine months of 2001 due principally to the reduction of debt that resulted from the sale of additional common shares. The average borrowings under the Facility decreased to $122.6 million for the first nine months of 2002 compared to $126.4 million for the first nine months of 2001. The weighted average rate of interest of total borrowings was 6.7% for the first nine months of 2002 compared to 8.3% for the first nine months of 2001.

Provision for Income Taxes. Our income tax expense for the first nine months of 2002 increased by 66.5% to $12.4 million from $7.5 million for the first nine months of 2001. Our estimated annual effective tax rate for the first nine months of 2002 decreased to 41.4% from 43.0% for the first nine months of 2001.

Liquidity and Capital Resources

On June 28, 2002 we completed a public offering of 1,450,000 of our common shares at a public offering price of $20.00 a share. The offering raised approximately $26.4 million, net of the underwriter’s discount and offering expenses, which was used to reduce debt under the $175 million Amended and Restated Senior Unsecured Revolving Credit Facility (“the Facility”). On July 29, 2002 the underwriters purchased a total of 107,800 additional common shares, 53,900 of which were purchased from our Company and 53,900 of which were purchased from BRC Properties Inc., pursuant to an over-allotment option granted in conjunction with the public offering. The additional common shares purchased from the Company added capital of $1.0 million, which was used to further reduce debt under the Facility.

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

Sources and Uses of Cash

First Nine Months 2002 Compared to First Nine Months 2001

During the first nine months of 2002, we generated $30.2 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories increased by $31.2 million due to a $22.7 million increase in land and land development costs, a $9.4 million increase in homes under construction and a $928,000 decrease in other building material inventory. Cash from operations financed $30.2 million of the $31.2 million increase in real estate inventories, with the balance financed principally by proceeds from the Facility. The sale by the Company of common shares raised $27.4 million in cash after expenses and was used to reduce debt under the Facility.

During the first nine months of 2001, we generated $22.2 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories increased by $37.0 million due to a $5.1 million increase in land and land development costs, a $31.8 million increase in homes under construction and a $89,000 increase in other building material inventory. We utilized cash from operations together with additional financing of $17.1 million, principally proceeds from the Facility, to finance the increase in real estate inventories.

Real Estate Inventories

We are currently developing approximately 90% of the communities in which we are building homes. We generally do not purchase land for resale. We attempt to maintain a land inventory sufficient to meet our anticipated lot needs for the next three to five years. At September 30, 2002, we owned lots or land that could be developed into approximately 9,000 lots, including 800 lots in Louisville, Kentucky. We controlled through option agreements or contingent contracts approximately 6,200 additional lots, including 300 lots in Louisville, Kentucky. These option agreements expire at various dates through 2009. During the first nine months of 2002, we exercised options to purchase 2,558 lots, including 436 lots in Louisville, Kentucky. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time and our evaluation of the future demand for our homes. Our real estate inventories at September 30, 2002 were $260.6 million, consisting primarily of $156.4 million of land and land under development and $101.1 million of homes under construction.

Seller-Provided Debt

Our Company purchased land for development that was partially financed with seller provided term debt with an outstanding balance of $931,875 at September 30, 2002 and $3.9 million at September 30, 2001. The $931,875 outstanding on September 30, 2002 is expected to be repaid by mid-2003 and the $3.9 million outstanding on September 30, 2001 was repaid during 2001.

Land Inventory summary as of September 30, 2002

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Owned by the Company:
Central Ohio	1,085	1,304	5,838	8,227
Louisville, Kentucky	176	182	393	751
Controlled by the Company:
Central Ohio	—	—	5,919	5,919
Louisville, Kentucky	—	—	267	267

	1,261	1,486	12,417	15,164

We selectively enter into joint ventures with other homebuilders to own and develop communities. The participants in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs of the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of September 30, 2002, we were party to a joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture’s loan agreement up to $1.2 million, representing our one-half interest. At September 30, 2002, the joint venture had $184,878 in loans outstanding and our portion was $92,439.

On September 30, 2002, we had 209 single-family inventory homes in various stages of construction, representing an aggregate investment of $17.4 million, compared to 134 inventory homes in various stages of construction, representing an aggregate investment of $12.4 million on September 30, 2001. The expansion of our Independence Series of homes was the major reason for the increase in the number of inventory homes. We do not include inventory homes in sales or backlog.

Land Purchase Commitments

On September 30, 2002, we had commitments to purchase residential lots and unimproved land at an aggregate cost of $7.4 million, net of approximately $250,000 in good faith deposits. We intend to purchase this land over the next several years. On September 30, 2002, we also had $60.5 million of cancelable obligations to purchase residential lots and unimproved land, net of $800,000 in good faith deposits. Cancelable obligations consist of options under which we have the right but not the obligation to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We expect to purchase most of the residential lots and unimproved land that we have under contract, provided we can obtain adequate zoning and if no other significant obstacles to development arise. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under the Facility.

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

Debt and Other Obligations

On December 31, 2001 we entered into an Amended and Restated $175.0 million Senior Unsecured Revolving Credit Facility (“the Facility”). Eight banks participate in the Facility, led by Huntington National Bank, which serves as the Administrative Agent and Issuing Bank under the Facility. The Facility was amended on June 10, 2002 to permit the Company to complete the public offering of its common shares as described below. The amendment reduced the minimum ownership interest the Borror Family is required to hold in our Company under the Facility from 50% to 30%. For a more detailed description of the Bank Facility, including restrictions on our business activities, see Note 7 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

On June 28, 2002 the Company sold 1,450,000 of its common shares at a public offering price of $20.00 per share. After expenses the net proceeds added approximately $26.4 million of additional capital, which has been used to reduce debt under the

Facility. On July 29, 2002, the Company sold an additional 53,900 of its common shares pursuant to the underwriter’s partial exercise of an over-allotment option granted in conjunction with the public offering. The sale of these 53,900 common shares added approximately $1.0 million of additional capital, which was also used to reduce debt under the Facility.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 2.5% and is determined quarterly. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. Additional information regarding the interest rate swap contracts we have entered into is set forth below under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

Our business has significantly expanded over the years and consequently we have outgrown our office facility, which is leased. We accommodated this growth by leasing approximately 16,000 square feet of office space from an affiliated party. These leases are considered to be a short-term solution to our need for additional office space. On August 21, 2002, we leased an additional 7,658 feet of office space from an unaffiliated third party which necessitated a Consent Agreement with our Lenders to modify the “Operating Lease Rentals” covenant under the Facility. The Consent Agreement is dated August 20, 2002 and is effective through December 31, 2002. We are in the process of negotiating with our Lenders to amend additional covenants under the Facility, including the “Operating Lease Rentals” covenant. The modifications to the other covenants are a result of the Company’s improved debt to capital ratio due to the Company’s sale of its common shares. We expect the modification to be completed prior to December 31, 2002.

On August 27, 2002, we entered into a purchase agreement to buy land adjacent to our main corporate office facility with the intention of building a second office building in which we will consolidate our various short-term leased facilities and provide for future growth. We anticipate the new office facility will be approximately 35,000 square feet, and it is our intention to sell and lease back this facility from an as yet undetermined third party. We anticipate financing this expansion with borrowings under the Facility.

As of September 30, 2002, we were in compliance with the Facility covenants and had $62.3 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on our use of the proceeds of borrowings under the Facility.

The following is a summary of our contractual cash obligations and other commercial commitments at September 30, 2002 (in thousands):

	Payments Due by Period
Term Obligations:	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Notes payable, banks	$106,540	$—	$106,540	$—	$—
Term debt	933	933	—	—	—
Capital lease obligations	1,201	488	713	—	—
Operating leases	12,166	3,764	5,570	1,780	1,052
Land purchase commitments	7,639	1,937	5,702	—	—

Total contractual cash obligations	$128,479	$7,122	$118,525	$1,780	$1,052

	Amount of Commitment Expiration Per Period
Other Commercial	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Commitments:
Letters of credit	$2,422	$2,211	$211	$—	$—
Performance bonds	32,535	31,821	586	128	—
Guarantees	92	92	—	—	—
Real estate purchase contract	1,400	1,400	—	—	—
Cancelable land contracts	61,393	14,442	40,741	2,414	3,796

Total commercial commitments	$97,842	$49,966	$41,538	$2,542	$3,796

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, we were a party to five interest rate swap contracts with an aggregate notional amount of $70 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt on September 30, 2002, after considering the effect of the swap contracts, is approximately 66% of total borrowings under the Facility. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Amount	Start Date	Maturity Date	Fixed Rate
$10 million	May 6, 1998	May 6, 2003	5.96%
$20 million	Dec. 14, 2000	Jan. 12, 2004	5.98%
$20 million	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10 million	Mar. 8, 2001	Mar. 8, 2004	5.16%
$10 million	Sept. 12, 2001	Sept. 12, 2004	4.54%

The following table presents descriptions of the financial instruments and derivative instruments that we held at September 30, 2002. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $70.0 million of the variable rate liabilities subject to interest-rate derivatives is the contractual average pay rate plus the variable margin (1.75% for the three months ended September 30, 2002 and 2.25% for the three months ended September 30, 2001). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at September 30, 2002 and 2001 was $106.5 million and $125.2 million, respectively. During the three months ended September 30, 2002, the fair value of the interest rate contracts decreased by $900,000, increasing the fair value loss from $3.4 million at June 30, 2002 to $4.3 million at September 30, 2002. We do not expect the loss to be realized because we expect to retain the swap contracts to maturity. All dollar amounts are in thousands.

					TOTAL
	2002	2003	2004	2005	2002	2001
Liabilities
Variable rate				$106,540	$106,540	$125,163
Average interest rate				6.37%	6.37%	7.73%
Interest-Rate Derivatives
Notional amount	$70,000	$70,000	$60,000	$20,000	$70,000	$70,000
Average pay rate	5.44%	5.44%	5.32%	5.98%	5.44%	5.44%
Average receive rate	1.87%	1.87%	1.87%	1.87%	1.87%	4.84%

Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

PART II—OTHER INFORMATION

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

Item 2. Change in Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5. Other Information. The Sierra Club recently filed a lawsuit against the City of Columbus in Federal District Court (Sierra Club Ohio Chapter v. The City of Columbus, United States District Court, Southern District of Ohio, Eastern Division, Case No. C2-02-722) under the Federal Clean Water Act alleging that the City has unlawfully discharged sanitary sewage during storm events. The Company is not a party to this lawsuit. The lawsuit seeks various remedies that, if granted, could restrict the City’s ability to permit new connections to the Columbus sewer system pending the elimination of the discharges. Based on its review of similar lawsuits and the remedies granted, the Company believes that it is unlikely that any remedies granted pursuant to this lawsuit would result in a material adverse affect on the Company’s Central Ohio homebuilding operations. The Company will continue to monitor this lawsuit.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: See attached index (following the signature page).

(b)	Reports on Form 8-K.

Form 8-K dated July 24, 2002—On July 24, 2002, the Company, announced its second quarter net earnings for the quarter ended June 30, 2002. A copy of the Company’s press release announcing those financial results was furnished under Item 9 of the Form 8-K in accordance with the provisions of Regulation FD (17 CFR (S)(S) 243.100 et seq.).

Form 8-K dated July 24, 2002—On July 29, 2002, in connection with the public offering of 1,750,000 common shares of the Company, the underwriters exercised a portion of the over-allotment option granted in conjunction with the offering and purchased 107,800 common shares (53,900 from the Company and 53,900 from BRC Properties Inc., the principal shareholder of the Company). A copy of the Company’s press release announcing the closing of the transaction was attached as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION HOMES, INC. (Registrant)

By:	/s/ DOUGLAS G. BORROR
Douglas G. Borror Chief Executive Officer
Date: November 13, 2002

By:	/s/ JON M. DONNELL
Jon M. Donnell President and Chief Operating Officer
Date: November 13, 2002

By:	/s/ PETER J. O’HANLON
Peter J. O’Hanlon Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2002

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Douglas G. Borror, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dominion Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Douglas G. Borror
Douglas G. Borror Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Peter J. O’Hanlon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dominion Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Peter J. O’Hanlon
Peter J. O’Hanlon Senior Vice President – Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1(a)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., as filed with the Ohio Secretary of State on March 4, 1994	Incorporated by reference to Exhibit 4(a)(1) to the Company’s Registration Statement on Form S-8 (File No. 333-26817) as filed with the Commission on May 9, 1997 (the “1997 Form S-8”).

3.1(b)	Certificate of Amendment to Amended and Restated Articles of Incorporation of Dominion Homes, Inc., as filed with the Ohio Secretary of State on May 7, 1997.	Incorporated by reference to Exhibit 4(a)2 of the 1997 Form S-8.

3.1(c)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting amendments through May 7, 1997 (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 4 to the Company’s March 31, 1997 Form 10-Q (File No. 0-23270).

10.1	Restricted Stock Agreement, dated August 1, 2002 between Dominion Homes, Inc. and Loribeth Steiner	Filed herewith

10.2	Restricted Stock Agreement, dated August 1, 2002 between Dominion Homes, Inc. and Tad E. Lugibihl	Filed herewith

10.3	Consent Agreement dated August 20, 2002 between Dominion Homes, Inc. and its Lenders modifying operating lease covenant.	Filed herewith

10.4	Office Lease Agreement dated August 21, 2002 between Dominion Homes, Inc. and Precision Equities, Ltd.	Filed herewith

10.5	Real Estate Purchase Agreement dated August 27, 2002 between Dominion Homes, Inc. and Francis E. Barnes, Trustee	Filed herewith

99.1	Sarbanes-Oxley certification of Chief Executive Officer and Chief Financial Officer	Filed herewith