Form 10-K
period 2002-12-31
DOMINION HOMES INC
filed 2003-03-31
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission File Number: 0-23270

Dominion Homes, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1393233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5501 Frantz Road, Dublin, Ohio	43017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 614-761-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares with no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer. Yes   ☒   No   ☐

Based upon the closing sale price reported on the NASDAQ National Market on June 30, 2003, the aggregate market value of the Common Shares of the Registrant held by non-affiliates (assuming, for this purpose, that all executive officers and directors are affiliates) on that date was $77,192,865.26.

As of March 28, 2003 there were 8,061,191 Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003 (in pertinent part, as indicated) Part III

PART I

Item 1 BUSINESS

Unless otherwise specified, references in this document to “Dominion,” the “Company,” “we,” “us” and “our” include Dominion Homes, Inc. and its consolidated subsidiaries.

We are a leading builder of high-quality, single-family homes in Central Ohio and Louisville, Kentucky. Our customer-driven focus targets entry-level and move-up home buyers. We offer three distinct series of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to $300,000 and in size from approximately 1,000 to 3,300 square feet.

We trace our homebuilding roots to 1952 when Donald A. Borror, our current Chairman Emeritus, built his first home in Columbus, Ohio. Donald Borror and the Borror family grew the homebuilding business, and operated it as part of the homebuilding and related divisions of BRC Properties Inc (“BRC”). We were organized as an Ohio corporation in October 1993 under the name Borror Corporation in anticipation of our initial public offering, which we completed in March 1994. In connection with the initial public offering, we acquired from BRC, our predecessor company and our largest shareholder, its homebuilding operations. BRC is primarily owned and is controlled by the Borror family. In May 1997, we changed our name to Dominion Homes, Inc.

Our principal corporate offices are located at 5501 Frantz Road, Dublin, Ohio and our telephone number is (614) 761-6000.

Our Markets

We presently build homes in two markets, Central Ohio and Louisville, Kentucky. These markets have diverse economic and employment bases with established steady population growth over the last 10 years. Based on market share, we are one of the largest homebuilding companies in each of our markets.

In 2002, we captured a 28% share in the Central Ohio market, according to an independent survey based upon the number of new homes delivered in Central Ohio. Columbus is the capital of Ohio, the county seat of Franklin County and the largest city in Ohio. The Columbus Metropolitan Statistical Area (the “Columbus MSA”) has a population of approximately 1.5 million. As of December 2002, the unemployment rate in the Columbus MSA was 4% and the national average was 6%. Columbus is the home of The Ohio State University. In addition, a number of notable organizations have their headquarters in Central Ohio, including Honda of America Manufacturing, Inc., American Electric Power Company, Inc., The Limited, Inc., Nationwide Insurance Company, Wendy’s International, Inc., Battelle Memorial Institute, The Scotts Company and Cardinal Health, Inc. We build homes in all of the counties in the Columbus MSA, which currently includes Franklin, Pickaway, Madison, Fairfield, Delaware and Licking Counties (the “MSA Counties”). We also build homes in Union County. References in this report to Central Ohio mean the MSA Counties and Union County.

In 1998, we expanded into Louisville, Kentucky because of Louisville’s proximity to Central Ohio, its strong economy, its lack of builders with dominant market share, its available land supply and subcontractor base and its acceptance of product offerings similar to our Central Ohio product offerings. The Louisville Metropolitan Statistical Area (the “Louisville MSA”) has a population of approximately 1.0 million. As of December 2002, the unemployment rate in the Louisville MSA was 4.7%. Louisville is the home of the University of Louisville and the headquarters for major corporations such as Humana, Inc., Yum! Brands, Inc and KFC Corporation. Other major employers in Louisville include GE Appliance, Ford Motor Company and United Parcel Service, Inc. The Louisville MSA consists of Jefferson, Oldham and Bullitt Counties in Kentucky and Scott, Harrison, Floyd and Clark Counties in Southern Indiana.

Our Products

We focus on providing high-quality, affordably priced single-family homes primarily for entry-level and first-time move-up home buyers. We currently offer three distinct series of homes, which are differentiated by price, size, standard features and available options.

•	Independence Series – Our Independence Series, a neo-traditional housing concept that we introduced in late 2000, targets entry-level home buyers. We offer nine home designs in this series ranging in price from approximately $100,000 to $150,000 and in size from approximately 1,000 to 1,900 square feet. This series consists of detached, single-family homes located in communities with narrower streets, alleys in the rear and the look, feel and privacy of homes in older, traditional neighborhoods. These communities maximize our land use and can be developed more efficiently at reduced costs. Our Independence Series has expanded the potential customer base that can afford our homes. Based on currently available financing, homes in our Independence Series can be purchased by qualified purchasers having annual incomes as low as $25,000.

•	Celebration Series – Our Celebration Series, which is our most popular series, targets entry-level and first-time move-up home buyers. We offer 24 single-family traditional home designs in this series ranging in price from approximately $130,000 to $220,000 and in size from approximately 1,100 to 2,200 square feet. Homes in our Celebration Series are efficiently designed and incorporate many popular features that are typically offered as options by our competitors. Standardizing these features results in efficiencies that lower the overall cost of our homes and provides us with a competitive price advantage. We began offering the Celebration Series for sale in December 2001.

•	Tradition Series - Our Tradition Series, with styles ranging from contemporary to traditional designs, targets move-up home buyers. During 2002, we re-engineered our home designs in this series. We now offer 12 redesigned homes in our Tradition Series ranging in price from approximately $200,000 to more than $300,000 and in size from approximately 2,200 to 3,300 square feet. These home designs incorporate many semi-custom features and offer a variety of options from which to choose.

We also regularly experiment with new types of homes and communities that are aimed at expanding our target markets.

Control of the Development and Building Process

Land Acquisition and Development. One of our key strengths is our ability to identify and economically acquire land to be developed for our homebuilding operations. We currently develop approximately 90% of the communities in which we build homes. This practice enables us to: (1) improve our profit margins by reducing the cost of finished lots, (2) maintain an adequate supply of finished lots to meet market demand, (3) control the details of development in order to create a distinctive look and feel in our communities and (4) streamline and coordinate the construction process.

We believe that our understanding of our homebuilding markets gives us an advantage in identifying and acquiring unimproved land with good market potential. In considering the suitability of unimproved land for development, we review factors such as: (1) availability of existing community services such as sewers, water, gas and electricity, (2) estimated costs of development, (3) the quality of school systems, (4) population growth patterns, (5) proximity to developed residential and retail areas, (6) employment growth rates, (7) anticipated absorption rates for new housing and (8) availability of transportation.

To limit our risk, we generally attempt to control land through the use of option and contingent purchase contracts when purchasing land. These contracts condition our obligation to purchase land subject to our review and approval of such matters as zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, title matters, economic feasibility of development and other property-related criteria. We generally do not acquire unimproved land until necessary environmental studies and zoning permits have been obtained and the land is served by utilities. Our engineering and design professionals plan and engineer the land and oversee the construction of streets, sewers, water and drainage facilities and other improvements to meet our specifications.

In developing land, we are required by some municipalities and other governmental authorities to provide letters of credit or performance bonds to secure performance of our obligations to install sewers, streets and other improvements. At December 31, 2002, we had an aggregate of $35.5 million of letters of credit and performance bonds outstanding for these purposes. We do not believe that any of the outstanding letters of credit or performance bonds is likely to be drawn upon.

Through our control over the details of development, from the design of each community entryway to the placement of streets and amenities, we create in each of our communities a distinctive look and feel. We generally complete the sale of homes in our communities in time periods that range from three to five years from first to last sale, with smaller communities generally taking less time to complete than larger communities. Certain large communities can take more than five years to complete. In addition, we typically incorporate an association of the owners to ensure the continued maintenance of the common areas after the community is developed.

Our Independence Series communities provide detached single-family homes in communities reminiscent of older, traditional communities. The homes have front porches, the streets are narrower than in conventional subdivisions and alleys are provided in the rear of the homes. We have established Independence Series communities both as single family homes in condominium communities and as fee simple communities under new provisions of the City of Columbus’ zoning code for traditional neighborhood developments. Each of these Independence Series communities maximizes the use of land and reduces development costs. Land use is maximized through increased density of homes in the community and more efficient access to individual homes. Development costs are reduced through simplified infrastructure design and placement. The common areas in these communities are owned and maintained by an association of the owners.

We selectively enter into joint ventures with other homebuilders to own and develop communities. Development costs of the joint ventures generally are funded by the participants. The participants in the joint ventures acquire substantially all of the developed lots. In certain cases, we may be liable under debt commitments within the particular joint venture. At December 31, 2002, we were actively participating in twenty joint ventures. One of the joint ventures has obtained financing which is secured by mortgages on the joint venture property, which, at December 31, 2002, had $920,000 in loans outstanding, $460,000 of which was subject to our guaranty.

Land inventory owned by us consists of either (1) land titled in our name or (2) our pro rata share of land that is titled in the name of one of our joint ventures. Land inventory controlled by us consists of land that we have committed to purchase or have the right to acquire under contingent purchase and option contracts.

The following table sets forth our land inventory as of December 31, 2002:

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Land we own:
Central Ohio	1,391	921	5,467	7,779
Louisville, Kentucky	173	229	318	720
Land we control:
Central Ohio	—	—	6,588	6,588
Louisville, Kentucky	—	—	369	369

Total	1,564	1,150	12,742	15,456

Home Building Process. To further improve our building efficiency and to better control our supply and cost of raw materials, we operate our own lumber and construction products distribution center (the “Distribution Center”). The Distribution Center enables us to provide just-in-time delivery of materials to our Central Ohio job sites and to purchase high-quality lumber products and other building materials, including shingles, doors and windows, directly from mills and wholesalers at more attractive prices than are available to many of our competitors. We sometimes purchase lumber for delayed delivery to ensure adequate supply and predictable costs. Substantially all of the lumber and other building materials maintained at the Distribution Center during 2002 were exclusively for our use. In addition to buying and delivering building materials, most of the floor trusses used in our Central Ohio homes are manufactured at the Distribution Center.

We act as the general contractor for the construction of our homes. Our construction superintendents, together with the construction managers to whom they report, monitor construction, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes. We use subcontractors to minimize our employment cost, equipment and building supply inventory. This practice also increases our ability to respond to changes in the demand for housing. We have longstanding business relationships with many of our subcontractors. These relationships, combined with our building volume, year round construction schedule and efficient home designs, have enabled us to negotiate favorable agreements with our subcontractors and allow us to better control the costs of skilled labor.

We have information and administrative systems to support our construction operations. These systems allow us to control construction costs by providing us the information necessary to monitor subcontractor performance and expenditures on each home. Subcontracted work is authorized by work orders. The cost of deviations from the work order must be approved for payment by our construction superintendents and we investigate significant cost variances. These information systems also integrate our sales reporting, contract management and material distribution systems into the construction process.

Although we generally do not start construction of a Celebration or Tradition Series home until we have obtained an executed sales contract, we start construction of a limited number of homes without a sales contract. We do this selectively in anticipation of seasonal demand and to attract customers, such as corporate transferees, who need homes in 60 to 90 days. An inventory home is also created when a sales contract is cancelled after construction has commenced, generally because a contingency has not been satisfied. In addition, the production method used to build our Independence Series homes dictates that we start a limited number of these homes without a sales contract. We normally obtain sales contracts on these inventory homes early in the construction process. At December 31, 2002, we had 164 inventory homes in various stages of construction as compared to 196 inventory homes at December 31, 2001. We also start the foundation of homes on a strategic and selective basis during the fall and early winter in order to moderate the effects of weather on the building process. These foundations are not included in the number of inventory homes we report.

“The Best of Everything®” Philosophy

We market our customer-driven focus as “The Best of Everything.” As part of this philosophy, we build affordable homes with high-quality materials and construction practices, and we provide our home buyers with a high level of customer service.

Marketing and Sales. We have an extensive targeted marketing plan, which includes advertising by broadcast, newspapers, magazines, direct mail and billboards. Our advertising typically emphasizes the quality of our homes, the location of our communities, the brand name components used in our homes, the wide variety of our home styles and the longevity of the Company. We believe these factors differentiate our products and reinforce our “Dominion Homes-The Best of Everything®” brand awareness program. According to a third party survey conducted during 2002, over 94% of Central Ohio respondents recognized the Dominion Homes® brand.

We conduct our home sales from more than 50 furnished model homes located throughout Central Ohio and Louisville, Kentucky, and from two Dominion HomeStores® in Central Ohio. We employ approximately 70 trained sales representatives who help prospective buyers select a home design in one of over 50 communities. Our sales representatives are trained to fully explain the features and benefits of our homes, the available mortgage financing opportunities and the construction process. Our sales representatives are also trained to help the buyer determine which home design best suits the customer’s needs. We devote significant attention to the continued training of our sales representatives to assure high levels of professionalism and product knowledge. Our sales representatives are Company employees and are compensated on a commission-only basis. We believe that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables us to communicate a consistent message to our customers.

We encourage independent realtor participation in the home sales process because realtors often introduce our homes to customers who might not otherwise consider purchasing a new home. In order to facilitate enhanced real estate broker participation, we maintain two sales offices, each known as The Dominion HomeStore®, that primarily focus on sales through the realtor community. In 2002, our Dominion HomeStores generated more than $102.5 million in sales.

Occasionally, we use promotional and sales incentives, such as discounts on the purchase price of our homes, to market our products. We also offer discounts to previous purchasers of our homes, our vendors, our own employees and select companies through our “Best Benefit” program.

Quality Homes and Communities. Our more than 50 communities offer customers a wide-range of choice in neighborhood features such as schools, bicycle and jogging trails, walking paths, park areas, playgrounds and swimming facilities. We believe that our homes have more standard features than any competitor selling at comparable prices in our markets. Every Dominion Home includes a front porch, maintenance-free exterior, two-car garage, cathedral ceiling, air conditioning, all major kitchen appliances and fully sodded yard. We use nationally recognized and industry leading brand name components in constructing our homes. These components include Andersen® wood windows, the Kohler® family of bathroom and kitchen fixtures, Trane® natural gas furnaces, Armstrong® flooring, General Electric® appliances, Wilsonart® decorative laminate and Aristokraft® cabinets.

As part of our “Gold Medal” quality assurance program, every home we build undergoes eight separate inspections by our construction personnel. As part of this program, members of our senior management also inspect randomly selected homes on a monthly basis. We offer a comprehensive warranty program that features a two-year warranty covering the roof, windows, doors and all mechanical elements of our homes, including the heating, plumbing and electrical systems. We also offer a 30-year warranty covering all major structural components. The structural warranty on each home is automatically transferred to subsequent owners of the home. We also transfer to our customers all warranties provided by manufacturers and suppliers.

Customer Financing. Through our mortgage financing services subsidiary, Dominion Homes Financial Services, Ltd. (“DHFS”), we assist virtually all of our customers in obtaining mortgages to finance the purchase of their homes. We do not provide mortgage financing to our customers and, consequently, do not bear the interest rate and market risks associated with making mortgage loans. Our services include loan application counseling and processing and placement of mortgages, through an agent, to a number of third-party mortgage lenders. In 2002, DHFS provided mortgages for approximately 2,410 of our customers, representing approximately 93% of our closings. The average mortgage amount was $172,000. DHFS generated revenues of approximately 2.6% of the total loan volume.

We offer to our customers a number of attractive loan options that include interest rate buy downs and payment of the customer’s loan origination fees, rate commitment fees, discount points and some closing fees. We currently offer a “no money down” program to purchasers of our Independence and Celebration Series homes. This no money down program is provided through several non-profit corporations and is permitted by the U.S. Department of Housing and Urban Development. These no money down programs allow a home buyer to receive gift funds from the non-profit corporation to be used as a down payment. We are obligated to make a contribution to the non-profit corporation that is slightly larger than the amount of the gift to the home buyer. We aggressively market these no money down programs because they enable us to sell homes to entry-level home buyers who otherwise would not have the down payment necessary to qualify for mortgage financing. A significant percentage of our home buyers in 2002 participated in one of the no money down programs.

The majority of our homes are financed under Federal Housing Administration (“FHA”) or Department of Veteran Affairs (“VA”) mortgage programs. In comparison to conventional financing, FHA and VA financing generally allows customers to purchase homes with a higher percentage of their incomes directed toward housing expenses and with lower down payments. FHA and VA financing rules are also generally more liberal in the amount of points and closing costs that the seller may pay. During 2002, approximately 74% of our closings involved government insured financing. At January 1, 2003, the maximum dollar amount for FHA mortgages was $208,801 in the Columbus MSA, $154,896 in Union County and $180,405 in the Louisville MSA.

We sell our homes using standard sales contracts. These contracts generally require the home buyer to make a $500 deposit when the purchaser signs the contract and to pay the balance of the cash down payment at the start of construction. Our “no money down” program requires the customer to make an initial deposit of $250 when the contract is executed and a second $250 deposit when the customer’s loan is approved. Both of these deposits are returned to the home buyer upon the successful closing of the home.

Customer Communication. Our website provides an additional means to market our products and communicate with our customers. Through our website, a potential home buyer can take virtual tours of models and search our home inventory by specifying size, location, amenities and price. Additionally, a home buyer can submit mortgage applications online to our mortgage financing services subsidiary. Our website allows our home buyers to communicate with their sales representatives and construction superintendents, and to monitor construction progress.

Most of our closings are performed by our affiliated title insurance agencies. Alliance Title Agency, Ltd. (“Alliance”) provides title insurance for most of our home closings in Central Ohio. Alliance is an Ohio limited liability company of which we own 49.9%, the maximum percentage allowable under Ohio law. Our wholly-owned subsidiary, Alliance Title Agency of Kentucky, LLC, a Kentucky limited liability company, began providing title insurance for our Louisville, Kentucky home closings in early 2002. We believe that maintaining affiliated title insurance agencies facilitates quick and convenient closings. The title insurance agency personnel are trained to have a basic understanding of our home construction process and “The Best of Everything” philosophy. We also believe that having affiliated title insurance agencies and a mortgage financing services subsidiary enhances the communication between these entities and the Company.

On two different occasions after a home closing, we survey our customers and invite them to complete a questionnaire that rates their sales representative, construction superintendent, decorating consultant and loan counselor. The questionnaires also provide other information regarding the customers’ homebuilding experience. We use the information obtained from these questionnaires to refine our product offerings.

Value Engineering. We have enhanced “The Best of Everything” philosophy through our innovative approach to home design and construction. We use simplified architectural designs with fewer available options, but with more standard features and amenities than are normally found in new homes at comparable prices. This approach enables us to use standard-sized building materials and reduces construction deviations and change orders. On an ongoing basis, we work closely with our vendors to further refine and standardize our building material needs, enabling us to realize additional cost and supply efficiencies. This focus on the design and construction process allows us to deliver to our customers, affordably priced homes with more consistent quality and shorter construction times.

Our design work is performed by our architectural department. Each home design is value engineered for greater efficiency in the building process and to lower the cost to the home buyer. On an ongoing basis, the architectural department uses its knowledge of our markets and feedback from our customers to create new designs and modify existing designs to keep pace with changing consumer tastes and preferences. The architectural department uses computers and computer graphics that provide flexibility in creating new designs, modifying existing designs and accurately estimating the materials required for any particular design.

Growth Opportunities

We believe that there are opportunities for continued growth in our Central Ohio and Louisville, Kentucky markets. We continue to identify and economically acquire property to provide lots for future homebuilding. Through the introduction of affordably priced product offerings, such as our Independence Series, we intend to continue to expand the potential customer base that can afford our homes. We believe that the entry-level and move-up buyer markets will provide a consistent, stable demand for our homes.

We also continually evaluate opportunities to expand into new markets. We consider expansion opportunities through either creating a start-up operation or acquiring an existing homebuilding company. We expect to identify and announce a potential new market during 2003. In evaluating new markets, we are looking for markets that have many of the following characteristics:

•	Location in the Midwest. We believe that expanding in this geographic region will present us with the best opportunity to successfully export our existing community development concepts and more easily manage our expanded operations.

•	Potential for economies of scale. Our expansion strategy targets those markets where we believe significant growth opportunities exist. Our operating strategy emphasizes efficiencies derived from economies of scale, which ultimately requires a substantial commitment of capital. Therefore, pursuant to our expansion strategy, we consider entering markets where we believe that the opportunity for growth justifies the commitment of capital and presents the possibility of achieving operating efficiencies.

•	A highly fragmented homebuilder market. We characterize a highly fragmented homebuilder market as one having numerous homebuilders, but with no more than one homebuilder controlling greater than 10% of the market share. Highly fragmented markets present reduced barriers to entry and the opportunity to quickly assume a leading market share.

•	A stable and diverse economy. The Central Ohio and Louisville, Kentucky economies are characterized by stable economic growth and diverse economic and employment bases. We believe this type of economy produces a more consistent demand for homes.

•	Demographics similar to our current markets. We primarily target entry-level and first-time move-up home buyers. Substantial portions of the potential home buyers in our current markets are in these segments of the home buying population. By continuing to target these segments of the home buying market, we believe we can replicate the success we have achieved in our current markets.

•	Compatibility with our existing product offerings. Our expansion strategy targets markets with existing homes that are compatible with our existing product offerings. We have been successful with our home designs in our current markets. We believe that introducing our current product offerings into new markets will reduce the risks inherent in offering home designs which may be incompatible with local tastes and preferences and will help us attain the construction efficiencies that result from our standardized home designs.

Intellectual Property

We have obtained federal registrations for the service marks Dominion Homes®, The Best of Everything®, The Dominion HomeStore® and Dominion Homes Financial Services ®. We have obtained or applied for design patents on many of our homes. We also either have obtained or applied for copyright registrations for both the architectural plans and the architectural works for virtually all of the homes that we build.

Executive Officers and Certain Other Key Employees

Our executive officers and certain other key employees are listed below:

Name	Age	Position(s) Held
Executive Officers
Donald A. Borror	73	Chairman Emeritus
Douglas G. Borror	47	Chairman of the Board and Chief Executive Officer
Jon M. Donnell	43	President and Chief Operating Officer
David S. Borror	45	Executive Vice President
Terry E. George	59	Senior Vice President and Treasurer
Robert A. Meyer, Jr.	49	Senior Vice President, General Counsel and Secretary
Peter J. O’Hanlon	44	Senior Vice President-Finance, Chief Financial Officer and Chief Accounting Officer
Certain Other Key Employees
Karl E. Billisits	37	Executive Vice President-Construction Operations
Stephan M. George	46	Executive Vice President and President of the Company’s Louisville Subsidiary
Jack L. Mautino	39	Executive Vice President-Sales
Lori M. Steiner	43	Senior Vice President-Strategy and Communications

Background and Experience of Executive Officers and Certain Key Employees

References to us in the following biographies for periods of time prior to March 9, 1994, refer to the homebuilding divisions of BRC which were transferred to us in connection with the initial public offering of our Common Shares. See “Certain Information Regarding the Selling Shareholder—Description and Ownership of BRC.”

Donald A. Borror has served on our board of directors since 1978, and has served as our Chairman Emeritus since July 1999. He served as our Chairman from 1978 through July 1999, and as our President from 1977 to March 1987. Mr. Borror has been involved in the homebuilding business since 1952 and founded our homebuilding business in 1976. He has a Bachelor of Arts degree from The Ohio State University and a Juris Doctor degree from The Ohio State University College of Law.

Douglas G. Borror has served on our board of directors since January 1984, as our Chairman since July 1999, and as our Chief Executive Officer since September 1992. He also served as our President from March 1987 through July 1999, and as our Chief Operating Officer from September 1992 through September 1996. Since December 2000, Mr. Borror has also served as Executive Vice President of BRC. He also serves on the Board of Trustees of The Ohio State University and on the Boards of Directors of Columbia Gas of Ohio, Inc., The Huntington National Bank and Command Alkon Incorporated. Mr. Borror has a Bachelor of Arts degree from The Ohio State University.

Jon M. Donnell has served on our board of directors since May 1997, as our President since July 1999, and as our Chief Operating Officer since September 1996. He served as our Chief Financial Officer from August 1995 through June 1998, as our Treasurer from August 1995 through December 1995 and as our Executive Vice President from January 1996 through August 1996. From August 1995 through December 1996, Mr. Donnell also served as our Senior Vice President. Prior to joining us in 1995, he spent 11 years with the Del Webb Corporation, a national real estate development and homebuilding company, most recently as Vice President and Associate General Manager of Webb’s Sun City Hilton Head community. Mr. Donnell is a Certified Public Accountant, and has a Bachelor of Science degree from the University of Arizona.

David S. Borror has served on our board of directors since 1985 and as our Executive Vice President since January 1988. He served as our Vice President from July 1985 until January 1988, and as our General Counsel from January 1988 to December 1993. Since December 2000, Mr. Borror has also served as President of BRC. He has a Bachelor of Arts degree from The Ohio State University and a Juris Doctor degree from The Ohio State University College of Law.

Terry E. George has served as our Senior Vice President since November 1993 and as our Treasurer since January 1996. He served on our board of directors from 1985 through May 1997, as our Controller from August 1995 to January 1996, and as our Operations Manager from October 1991 through August 1995. Mr. George has also served as Vice President and Treasurer of BRC since December 1996, and previously served as a Vice President of BRC from October 1987 to November 1993. Since December 2000, he has additionally served as Secretary of BRC. Mr. George also serves on the Board of Directors of First Community Bank. He has a Bachelor of Science degree from The Ohio State University and is a Certified Public Accountant in the State of Ohio.

Robert A. Meyer, Jr. has served as our Senior Vice President since January 1996 and as our General Counsel and Secretary since December 1993. He served as our Vice President from December 1993 through December 1995. Prior to joining us in 1993, Mr. Meyer was engaged in the private practice of law in the Columbus, Ohio office of Porter, Wright, Morris & Arthur, LLP from November 1978 to December 1993. He has a Bachelor of Science degree from Indiana University and a Juris Doctor degree from The Ohio State University College of Law.

Peter J. O’Hanlon has served as our Chief Accounting Officer since March 2003, as our Senior Vice President of Finance since January 2000 and as our Chief Financial Officer since June 1998. Prior to joining us in 1998, he was Controller of Gables Residential Trust, an Atlanta-based real estate investment trust, from 1993 through May 1998, and Chief Financial Officer of Wilson Company, an Atlanta-based privately held holding company, from 1987 through 1992. Mr. O’Hanlon is a Certified Public Accountant. He has a Bachelor of Arts degree from Emory University and a Masters degree in Business Administration from Northwestern University.

Karl E. Billisits has served as our Executive Vice President of Construction Operations since December 2000. He served as our Senior Vice President of Land Acquisition and Development from April 1999 through November 2000, as our Vice President of Engineering and Development from January 1999 through April 1999, as our Vice President of Engineering from May 1998 through January 1999, as our Director of Engineering from April 1997 through May 1998, and as our Engineer from April 1994 through April 1997. Prior to joining us in 1994, Mr. Billisits was employed as a consulting engineer with Bauer, Davidson & Merchant, a Columbus, Ohio-based consulting engineering firm. He has a Bachelor of Science degree in Civil Engineering from The Ohio State University, and is a Registered Professional Engineer in the States of Ohio, Kentucky and Michigan.

Stephan M. George has served as our Executive Vice President and as President of our Louisville, Kentucky subsidiary since December 2000. He served as our Executive Vice President of Operations from May 1999 through December 2000. Prior to joining us in 1999, Mr. George served as Chief Operating Officer of Silverman Building Company, a Farmington, Michigan-based homebuilding company, from March 1998 through April 1999, and Vice President of Operations of Cambridge Homes, Inc., a Libertyville, Illinois-based homebuilding company, from December 1987 to March 1998. He has a Bachelor of Science degree in Civil Engineering from Cornell University and a Masters degree in Business Administration from Loyola University.

Jack L. Mautino has served as our Executive Vice President of Sales since December 2000. He served as Senior Vice President and General Manager of our Louisville, Kentucky subsidiary from August 1998 through November 2000, as our Senior Vice President of Sales from May 1998 through August 1998, as our Vice President of Sales from October 1995 through August 1998, as a Sales Manager from December 1991 to December 1995, and as a Sales Representative from July 1990 to December 1991. Prior to joining us in 1990, Mr. Mautino was employed by Ryland Homes. He has a Bachelor of Science degree from Duquesne University.

Lori M. Steiner has served as our Senior Vice President of Strategy and Communications since January 1999. She served as our Senior Vice President of Marketing from ay 1998 through December 1998, as our Vice President of Marketing from January 1995 through May 1998 and as our Marketing Director from September 1990 through January 1995. Ms. Steiner served as an account manager for Brooks Young Communications, a Columbus,

Ohio-based regional advertising company, from March 1989 to September 1990. She has a Bachelor of Arts degree from Wittenberg University.

Family Relationships

Donald A. Borror is the father of Douglas G. Borror and David S. Borror. There are no other family relationships among the executive officers and/or directors of the Company.

Employment Agreements

We have employment agreements with certain of our officers, including the following executive officers—Jon M. Donnell, our President and Chief Operating Officer, Robert A. Meyer, Jr., our Senior Vice President, General Counsel and Secretary, and Peter J. O’Hanlon, our Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer—that became effective as of January 1, 2001. Each employment agreement is for a term of three years, and provides for renewal annually for a three-year term unless we provide notice to the executive of our intention not to renew. We have not provided any such notice to Mr. Donnell, Mr. Meyer or Mr. O’Hanlon. Each employment agreement provides for a lump sum payment, and payment of 12 months’ salary (or 18 months in the case of Mr. Donnell’s agreement) payable through our ordinary payroll process, to the executive if we terminate his employment without cause or if the executive terminates his employment with good reason. Each employment agreement includes non-competition covenants effective for one year after termination. Each employment agreement also includes provisions that become effective upon a “change in control” of the Company. Upon a change in control, all employee benefit rights, including stock options, vest. In addition, if within two years of a change in control, the employment of the executive is terminated without cause, or if the executive terminates his employment with good reason, he would be entitled to certain benefits, including a lump sum payment equivalent to two years’ salary, the payments he otherwise would have been entitled to receive had we terminated his employment without cause and without a change in control, and certain outplacement services.

Employees

On December 31, 2002, we employed 562 individuals, which included 523 employees (including four part-time employees) in Central Ohio and 39 employees (including one part-time) in Louisville, Kentucky. We employ 211 individuals in construction, 138 in sales and marketing, 70 in the lumber and building materials distribution center, 20 in land development, 23 in mortgage services and 100 in management, professional services, administrative or clerical positions. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe our relationships with our employees and subcontractors are generally good.

Other Information

Information regarding seasonality, our practices regarding working capital items and backlog orders is contained in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding the availability of labor and raw materials, competition and governmental regulations affecting our business is contained in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Safe Harbor Statement under the Private Securities Litigation Act of 1995 – Material or labor shortages can adversely affect our business.” “ – The homebuilding industry is highly competitive” and “ – Governmental regulations and environmental considerations affect us in many ways.”

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available at our Internet website, http://www.dominionhomes.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2 PROPERTIES

We lease from BRC our 40,000 square foot corporate offices in Central Ohio. The lease was effective January 1, 1998, has a term of twelve years and a rental rate of $12.00 per square foot on a triple net basis. The lease contains two options to renew for periods of five years each at then-current market rates. The rental rates were established by an MAI appraiser commissioned by the Affiliated Transaction Review Committee of our Board of Directors, and confirmed in a review by a second MAI appraiser.

We lease from BRC an aggregate of 15,750 square feet of commercial space in Central, Ohio. We use this space for our decorating center, centralized sales office and mortgage financing services company. The weighted average lease rate of this space is $11.00 a square foot. Our Affiliated Transaction Review Committee approved each of the leases after review of a report by an independent MAI appraiser.

On August 21, 2002, we entered into a short-term lease for 7,658 square feet of office space from an unaffiliated third party. The lease term is from September 1, 2002 to August 31, 2003 and can be extended, at our option, on a month to month basis for up to twelve months. The annual lease rate is $16.00 a square foot.

In the fourth quarter of 2002, we purchased 5.68 acres adjacent to our corporate office building in order to build a second corporate office building, and we entered into a contract to sell 2.74 acres of these 5.68 acres to an unaffiliated third party. We also entered into a construction contract to build a 35,000 square foot office building on the remaining 2.94 acres.

The net cost of the land and building is expected to be approximately $4.5 million and the building is expected to be completed in early 2004. We expect to finance the new building with borrowings under the existing bank credit facility. However, we expect to sell and lease back the new office building from an as yet unidentified third party. Upon the completion of the building, we expect that the staff and activities in the leased 15,750 square feet of commercial space and the leased 7,658 square feet of office space will be consolidated in the new office building. As of January 1, 2004, the remaining lease obligation for the commercial space is approximately $300,000.

We also lease from non-affiliated parties approximately 4,200 square feet of commercial space in Louisville, Kentucky for our Louisville, Kentucky homebuilding operations and 1,200 square feet of warehouse space in Central Ohio for our model furnishings inventory.

Our Distribution Center is located on approximately six acres in Columbus, Ohio. The facility includes nine buildings, constructed of steel, wood or concrete block and contains approximately 75,000 square feet of space.

We have entered into a program with a non-affiliated party to sell and lease back many of our model homes. At December 31, 2002, we had 22 model homes in Central Ohio and Louisville, Kentucky under lease with this program. These leases have a one-year term and then become month-to-month leases, renewing at our option.

Item 3 LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of our management, there are no currently pending proceedings that will have a material adverse effect on our financial condition or results of operations.

On September 20, 2002, the Sierra Club re-filed a lawsuit against the City of Columbus (the “City”) in Federal District Court (Sierra Club Ohio Chapter v. The City of Columbus, United States District Court, Southern District of Ohio, Eastern Division, Case No. C2-02-722) under the Federal Clean Water Act alleging that the City has unlawfully discharged sanitary sewage during storm events. We are not a party to this lawsuit. The lawsuit seeks various remedies that, if granted, could restrict the City’s ability to permit new connections to the Columbus sewer system pending the elimination of the discharges. Based on our review of similar lawsuits and the remedies granted, we believe that it is unlikely that any remedies granted pursuant to this lawsuit would result in a material adverse affect on our Central Ohio homebuilding operations. However, we will continue to monitor this lawsuit.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common shares are traded on the NASDAQ National Market under the symbol “DHOM.” The following table sets forth, for the periods indicated, the high and low closing prices for the common shares, as reported by the NASDAQ National Market.

	Sales Prices
Calendar Year Ending December 31, 2003	High	Low

First Quarter (Through March 28, 2003)	$15.00	$11.49

Calendar Year Ending December 31, 2002	High	Low

First Quarter	$19.35	$15.01
Second Quarter	$25.95	$17.64
Third Quarter	$21.46	$15.50
Fourth Quarter	$16.73	$12.89

Calendar Year Ending December 31, 2001	High	Low

First Quarter	$10.50	$7.63
Second Quarter	$10.56	$7.93
Third Quarter	$14.30	$8.92
Fourth Quarter	$15.88	$8.76

On March 28, 2003, the last sale price of our common shares, as reported by the NASDAQ National Market, was $13.96 per share, and there were approximately 211 holders of record of our common shares.

We have not ever paid any cash dividends on our common shares. From time to time, our Board of Directors evaluates the desirability of paying cash dividends. The future payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our Board of Directors. The provisions of our existing bank credit facility limit the amount of cash dividends that we may pay during any calendar year to 25% of the our net income after taxes for such year.

All of our securities that we sold during 2002 were registered pursuant to the Securities Act of 1933, as amended.

Item 6 SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. This table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$491,706	$395,701	$326,415	$277,577	$264,937
Cost of real estate sold	376,753	305,430	261,081	224,474	215,177

Gross profit	114,953	90,271	65,334	53,103	49,760
Selling, general and administrative	64,492	52,491	40,808	33,601	28,650

Income from operations	50,461	37,780	24,526	19,502	21,110
Interest expense	8,675	11,667	9,125	6,024	4,557

Income before income taxes	41,786	26,113	15,401	13,478	16,553
Provision for income taxes	17,291	10,987	6,342	5,460	6,942

Net income	$24,495	$15,126	$9,059	$8,018	$9,611

Basic earnings per share	$3.36	$2.38	$1.42	$1.27	$1.53

Diluted earnings per share	$3.28	$2.30	$1.39	$1.23	$1.46

Weighted average shares-basic	7,282,900	6,351,343	6,363,131	6,318,148	6,275,388

Weighted average shares-diluted	7,457,985	6,575,026	6,496,720	6,495,796	6,586,752

Consolidated Balance Sheet Data (at period end)
Real estate inventories	$262,855	$230,024	$184,474	$159,180	$125,153
Total assets	287,737	254,546	201,193	174,059	135,356
Long term obligations	115,485	133,869	108,804	97,058	64,876
Shareholders’ equity	132,981	81,567	67,888	58,730	50,228
Operating Data (unaudited)
Homes (in units)
Sales contracts, net of cancellations	2,577	2,309	1,785	1,680	1,783
Closings	2,591	2,054	1,798	1,641	1,735
Backlog at period end	1,018	1,032	777	790	751
Aggregate sales value of homes in backlog at period end	$194,176	$201,211	$153,921	$140,220	$129,241

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading builder of high quality, single family homes in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville, Kentucky. Our customer driven focus targets entry-level and move-up buyers. We offer three distinct series of homes that are differentiated by price, size, standard features and available options. The homes range in price from approximately $100,000 to $300,000 and in size from approximately 1,000 to 3,300 square feet.

Our net income for 2002 increased 62.3% to a record $24.5 million, or $3.28 per diluted share, from $15.1 million, or $2.30 per diluted share, for 2001. The increase in diluted earnings per share occurred despite the fact that we sold 1,503,900 of our common shares in a public offering during 2002. The weighted average number of diluted shares outstanding during the twelve months ended December 31, 2002 increased 13.4% to 7,457,985 from 6,575,026 shares during the twelve months ended December 31, 2001. During 2003, the diluted earnings per share will be impacted by the full number of common shares issued in the public offering.

Sales contracts for the year ended December 31, 2002 increased 11.6% to 2,577 from 2,309 for 2001 and the aggregate sales value of 2002 contracts increased 8.8% to $469.3 million from $431.3 million for 2001. Our backlog on December 31, 2002 was 1,018 sales contracts, with an aggregate sales value of $194.2 million, compared to a backlog on December 31, 2001 of 1,032 sales contracts, with an aggregate sales value of $201.2 million.

The operating results are due, in part, to a change in product philosophy that we began implementing in 2000 when we changed from being an option-based builder targeting the first and second time move-up buyer to a production builder targeting the entry level and first time move-up buyer. The strategy was to design more affordable homes, provide the customer with an easy and satisfying buying experience and streamline the building process to create cost efficiencies, shorter build times, and higher quality construction. In December 2000, we introduced our new Independence Series with prices starting at $100,000. The Independence Series has expanded the potential customer base that can afford our homes. In 2001 and 2002, we simplified and value engineered our other series of homes, the Celebration and Tradition Series. We have incorporated into our homes many popular features that our competitors typically offer as options. By decreasing the number of options available, we have increased the efficiency of our homebuilding process which lowered the cost of building these homes, decreased the build times necessary to complete them and improved the building experience of our customers.

In 2003, we intend to continue our three point growth strategy which is to (1) increase market share in Central Ohio primarily by expanding our Independence Series of homes, (2) increase market share in Louisville, Kentucky, and (3) expand to a new market.

Our market share in Central Ohio increased to 28% in 2002 from 24% in 2001, primarily due to increased closings from our new entry-level Independence Series of homes. In 2003, we expect to continue to increase the number of communities in which we offer Independence Series homes.

We have been in the Louisville, Kentucky market for four years and have become the largest single family homebuilder in this market with approximately a 5% market share. Our goal in 2003 is to increase our investment in this subsidiary by 30% to 40%.

We hope to make an announcement concerning a new market by the end of the summer 2003. In evaluating potential new markets, we look for a market that has many of the following characteristics: (1) a location in the Midwest, (2) a potential for economies of scale, (3) a highly fragmented homebuilder market, (4) a stable and diverse economy, (5) demographics similar to our current markets and (6) compatibility with our existing product offerings.

The early and harsh winter throughout the Midwest, as well as regulatory delays in opening a few communities, will likely have an impact on our 2003 results. However, our sales in early 2003 have been good so we remain cautiously optimistic about the year.

On February 10, 2003, we announced that our Board of Directors had authorized the repurchase of up to 250,000 of our common shares. The repurchase plan will end December 31, 2003. The repurchase of common shares will be funded by internally generated cash and our existing credit facility, and we will hold repurchased shares as treasury shares. The repurchase program was implemented due to the Board of Director’s confidence in our long term prospects and belief that our common shares represent an attractive investment opportunity. Accordingly, on February 13, 2003, we amended our bank credit facility to increase, from $500,000 to $4 million in any one year and $7 million during the term of the facility, the dollar amount of our common shares that we are allowed to repurchase. During the first quarter of 2003, we purchased 147,500 common shares at an aggregate purchase price of $1.8 million.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

This Report contains various “forward–looking statements” within the meaning of applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2003 and beyond to differ materially from those expressed in the forward looking statements. Included among such important risks, uncertainties and other factors are the following:

We are particularly affected by national and local general economic, business and other conditions. Our financial position and results from operations are affected by changes and cycles in national and local general economic, business and other conditions, most of which are beyond our control. These conditions include:

•	employment levels
•	changing demographics

•	availability and affordability of mortgage financing
•	consumer confidence and housing demand
•	competitive overbuilding
•	availability and cost of building lots
•	availability and cost of materials and labor
•	adverse weather conditions and natural disasters
•	cost overruns
•	inflation
•	changes in governmental regulations
•	changes in tax laws
•	changes in local government fees
•	availability and cost of rental property and resale prices of existing homes

In addition, domestic terrorist attacks and the threat or the involvement of the United States in international armed conflict may also adversely affect general economic conditions, consumer confidence and the homebuilding markets.

Adverse weather conditions may prevent or delay the construction of homes and reduce the number of home sales. Poor weather conditions can hinder our construction and development activities, and thereby increase the cost of constructing our homes and delay the closing of our homes and our recognition of revenue from such closings. In addition, in cases of prolonged severe weather, potential home buyers may delay or forgo the purchase of a home.

Delays in construction of our homes could cause mortgage commitments to expire. Delays in the construction of a home could cause the mortgage commitment to expire and could require us, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rates.

We are dependent upon the availability and affordability of residential mortgage financing. Virtually all purchasers of our homes finance their purchase through third party lenders who offer conventional, FHA and VA mortgage financing. A material increase in mortgage interest rates or unfavorable changes to these lending programs would adversely affect the ability of prospective home buyers, particularly our targeted entry-level home buyers, to obtain mortgage financing. We are also dependent upon the availability and cost of mortgage financing for buyers of the current homes owned by potential purchasers of our homes. Prior to purchasing our homes, some of our home buyers must sell their current homes, and these sales are dependent upon the availability and cost of mortgage financing. In addition, because the majority of our home buyers use FHA mortgage financing, a material reduction in the scope or funding of FHA mortgage programs could have a material adverse effect on our sales.

In particular, a substantial number of our home buyers use down payment assistance programs, which allow home buyers to receive gift funds from non-profit corporations to be used as a down payment. At one time, HUD proposed rules which would have prohibited the use of gift fund programs in conjunction with FHA-insured mortgage loans. HUD subsequently withdrew these proposed rules but has continued to increase its regulation of gift fund programs. If HUD would prohibit or make materially unfavorable changes to the use of gift fund programs, we would expect to offer, as we have in the past, a different type of down payment program. There can be no assurance that any such replacement program would be as attractive to home buyers as the programs offered today and that our sales would not suffer.

We are significantly leveraged and are dependent upon the availability of financing. We incur significant up-front expenditures for land acquisition, development and construction costs. We have traditionally financed these costs with bank borrowings, internally-generated funds and joint venture arrangements. Although we have not in recent years experienced problems in obtaining financing, we cannot be sure that continued financing will be available to us in the future, or that any financing available to us will be on favorable terms. Our ability to make payments of principal or interest on, or to refinance our indebtedness, will depend on our future operating performance and successful execution of our business strategy.

Developing our own land and building inventory homes involves significant risks. We currently are developing approximately 90% of the communities in which we are building homes. Therefore, our short- and long-term financial success is and will continue to be dependent upon our ability to acquire land, adjust our strategy for purchasing land, and develop communities successfully. We commit substantial financial and managerial resources to acquire land and develop the streets, utility services and other infrastructure before any revenues are generated from the community. We may acquire and develop land upon which we cannot, or choose not to, build or sell homes. The market value of undeveloped land and building lots fluctuates. We also build some homes before we obtain non-cancelable sale contracts for those homes. We may have to hold these unsold inventory homes for an indefinite time prior to a sale. In addition, because market prices fluctuate, we may have to sell inventory homes at a loss.

Government regulations and environmental considerations affect us in many ways. We are subject to local, state and Federal requirements concerning zoning, resource protection, building design and construction, and similar matters. These requirements include local regulations, which impose restrictive zoning and density requirements to limit the number of homes that can eventually be built within the boundaries of a particular location. Particularly in the case of local political subdivisions, anti-growth sentiments can lead to ballot measures that can interfere with or impede our ability to develop land or build homes. These requirements also affect construction activities, including construction materials, which must be used in home construction, as well as sales activities and other dealings with home buyers. We also must obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Obtaining acceptable zoning and overcoming objections of neighborhood groups and citizen activists is becoming more difficult, time consuming and expensive. There can be no assurance that these issues will not adversely affect the Company in the future.

We also are subject to a variety of local, state and Federal requirements concerning the protection of health and the environment. The particular environmental laws, which apply to any given project, vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays and cause us to incur substantial compliance costs, including substantial expenditures for pollution and water quality control. These laws may prohibit or severely restrict development in certain environmentally sensitive regions. In an effort to avoid major environmental issues in our developments, we have a general practice of requiring environmental reports from qualified, independent professionals and resolution of identified environmental issues prior to purchasing land. However, we cannot be sure that we will not incur material liabilities relating to the removal of toxic wastes or other environmental matters affecting land that we have acquired.

Building moratoria may result in periodic delays or may preclude us from developing certain projects. These moratoria generally result from insufficient water supplies or sewer facilities, delays in utility hookups, inadequate road capacity or anti-growth sentiment within the specific market area or community. These moratoria can occur before or after we start our operations and without notice or recourse. To date, moratoriums have not had a material adverse effect on our business.

We operate in two geographic areas. We currently operate in Central Ohio and Louisville, Kentucky. Our lack of geographic diversity means that adverse general economic or weather conditions in either of these markets could have a material adverse impact on our operations.

Expansion strategies contain inherent risks. We continually evaluate opportunities to expand into new markets whether through acquisitions or start-up operations. Any expansion strategy involves many risks. New markets may prove to be less stable than our current markets and may result in delays, problems and expenses not typically encountered in our current markets. Regulations in various states may prohibit or impede us from using some of our community development strategies, such as those utilized with the Independence Series that require condominium or other high density housing. We may fail to identify suitable acquisition candidates or complete acquisitions on acceptable terms. The magnitude, timing and nature of acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, financial resources and skilled employees to manage the acquired companies, the negotiation of acceptable terms, and general economic and business conditions. The likelihood of our success in establishing start-up operations also depends on similar factors, including identification of suitable start-up markets, availability of financial resources and skilled employees and subcontractors, and general economic and business conditions. In addition, because start-up operations may require significant lead-time before they generate sufficient revenues to be profitable. Expansion through acquisitions or start-up operations will require substantial attention from our management team. The diversion of management’s attention, as well as any other difficulties that may be encountered in the transition and integration process, could have a material adverse effect on our operations.

Introduction of new product offerings has inherent risks. We have recently introduced and will continue to introduce new home designs and new community concepts as part of our product offerings. There are significant risks that we may not accurately predict the tastes or preferences of potential home buyers. A failure to predict these tastes or preferences could have a material adverse effect on our sales.

We are dependent on key personnel. We have several key executive officers, the loss or prolonged absence of whom could have an adverse effect on our operations. In particular, the loss of the services or prolonged absence of Douglas Borror, our Chairman and Chief Executive Officer, or Jon Donnell, our President and Chief Operating Officer, could have a material adverse effect on our operations. Our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel, of which there can be no assurance.

Our results historically vary on a quarterly basis. Our business is significantly affected by changes in economic cycles, and our revenues and earnings vary with the level of general economic activity in the markets where we build homes. We historically have experienced, and expect to continue to experience, variability in revenues and reported earnings on a quarterly basis. A significant percentage of our sales contracts are executed during the first and second quarters of the year. Closing on a home typically occurs approximately six months after the date of the sales contract but, with weather and other delays, may take longer. We do not recognize any revenue on the sale of a home until the closing occurs. As a result, we historically have experienced higher closings and revenues during the second half of the year.

We are subject to warranty claims arising in the ordinary course of business that could be costly. As a homebuilder we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. We provide warranties on our homes for periods as long as thirty years. In the event that we experience greater warranty claims than we anticipate, we could incur significant expenses which could affect future earnings.

Litigation related to construction defects could adversely affect our business. Litigation related to construction defects has increased significantly in recent years. The homebuilding industry has experienced both an increase in the number of individual claims for construction defects as well as increased costs of insuring against such claims.

Our financial results are subject to inflation and other cost increases. We are not always able to reflect all cost increases in the prices of our homes because competitive pressures and other factors sometimes require us to maintain or discount those prices. While we attempt to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, we may incur unanticipated costs which cannot be passed on to the customer.

Material or labor shortages can adversely affect our business. During periods of increased construction activity, the homebuilding industry has faced shortages in the availability of skilled labor. Waiting for skilled labor to become available may result in construction delays. The use of less skilled labor to satisfy a skilled labor shortage may cause quality standards to suffer. Increases in the demand for skilled labor also can result in increases in the cost of skilled labor. The principal raw materials used in the homebuilding industry are lumber, brick and concrete as well as plumbing and electrical supplies. While these materials are generally available from a variety of sources, they are subject to periodic price fluctuations. In particular, the homebuilding industry has experienced occasional lumber shortages which produced significant price increases. Because we may not be able to pass on to our customers price increases in raw materials or labor, future price increases in these items could have a material adverse effect on our operating margins and earnings.

The homebuilding industry is highly competitive. We compete in each of our geographic markets with national, regional and local homebuilders, some of which have greater financial,

marketing, land acquisition and sales resources than we do. We compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. We also compete with the resale market for existing homes, which some home buyers may prefer over new homes. Additionally, there are many other national and regional homebuilders, many of which have greater financial, marketing, land acquisition and sales resources than we do, that do not currently have a significant presence in either of our current markets. A concerted effort by these homebuilders to enter or expand their current operations in either or both of our markets could have an adverse impact on our sales.

We are restricted by covenants in our bank credit facility. Our bank credit facility imposes restrictions on our operations and activities. Some of the more significant restrictions limit:

•	leases
•	speculative and model home inventory
•	to $25 million, the aggregate investment in homebuilding operations in markets other than Central Ohio or Louisville, Kentucky, of which no more than $15 million can be invested in start-up operations
•	the amount that we may borrow outside of the bank credit facility and the amount of contingent obligations that we can assume
•	the amount we may borrow under the bank credit facility based upon borrowing base limitations
•	the amount of our uncommitted land holdings and unzoned land purchases
•	the payment of dividends.

Application of critical accounting policies requires management to make certain estimates and assumptions that may impact our future financial results. In preparing our financial statements, management is required to make certain estimates and assumptions that affect the annual and quarterly reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities. Our actual results could be different from these estimates and assumptions. Some of the more critical accounting policies include:

•	reserves to reduce our real estate inventories to net realizable values
•	estimates for construction costs for homes closed
•	reserves for the estimated warranty cost of homes
•	estimates of the costs to complete land development
•	estimates of the annualized capitalization rate for indirect overhead and other expenses
•	estimates of the annual effective tax rate in interim periods.

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

The following table sets forth certain data for each of the last eight quarters:

Three Months Ended	Revenues	Sales Contracts[1]	Closings	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Mar. 31, 2001	$67,362	706	347	1,136
June 30, 2001	$90,649	589	466	1,259
Sept. 30, 2001	$121,053	484	631	1,112
Dec. 31, 2001	$116,637	530	610	1,032
Mar. 31, 2002	$98,378	717	518	1,231
June 30, 2002	$133,162	625	702	1,154
Sept. 30, 2002	$139,360	605	724	1,035
Dec. 31, 2002	$120,806	630	647	1,018

[1]	Net of cancellations.

At December 31, 2002 the aggregate sales value of homes in backlog was $194.2 million compared to $201.2 million at December 31, 2001. At December 31, 2002, the average sales value of homes in backlog was $190,743 compared to $194,972 at December 31, 2001.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Year Ended December 31,
	2002	2001	2000
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%	100.0%
Cost of real estate sold	76.6	77.2	80.0

Gross profit	23.4	22.8	20.0
Selling, general and administrative	13.1	13.3	12.5

Income from operations	10.3	9.5	7.5
Interest expense	1.8	2.9	2.8

Income before income taxes	8.5	6.6	4.7
Provision for income taxes	3.5	2.8	1.9

Net income	5.0%	3.8%	2.8%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	2,577	2,309	1,785
Closings	2,591	2,054	1,798
Backlog at period end	1,018	1,032	777
Average sales price of homes closed during the period (in thousands)	$185	$189	$181
Average sales value of homes in backlog at period end (in thousands)	$191	$195	$198
Aggregate sales value of homes in backlog at period end (in thousands)	$194,176	$201,211	$153,921

We include a home in “sales contracts” when a home buyer signs our standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing or for the sale of an existing home, or both. We recognize revenue and cost of real estate sold at the time of closing. “Closings” or “deliveries” occur when we deliver the deed to the buyer and we receive payment for the home. We include a home in “backlog” when a home buyer signs our standard sales contract, but the closing has not occurred as of the end of the period.

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process. The cancellation rates for homes in backlog as of December 31, 2001, 2000, and 1999 were 11.6%, 15.3%, and 11.6%, respectively.

We annually incur a substantial amount of indirect construction costs, which are essentially fixed in nature. For purposes of quarterly financial reporting, we capitalize these costs to real estate inventories based on the ratio of estimated annual indirect costs to direct construction costs to be incurred. Thus, variations in construction activity cause fluctuations in interim and annual gross profits.

2002 Compared to 2001

Revenues. Our revenues for 2002 increased by 24.3% to $491.7 million from the delivery of 2,591 homes compared to revenues for 2001 of $395.7 million from the delivery of 2,054 homes. This $96.0 million increase in revenues was primarily due to the delivery of 537 more homes resulting from an overall improvement in build times in all series of homes. Included in the 2,054 homes delivered in 2001 were 15 homes, with a sales value of $2.2 million that we sold to unaffiliated third parties and leased back for use as model homes and sales offices. We did not sell and leaseback any homes in 2002. As expected, the average price of homes delivered in 2002 decreased 2.1% or $4,000 to $185,100 from $189,100 in 2001. The lower average price of delivered homes in 2002 was the result of closing a larger percentage of our new entry-level series of homes.

Included in revenues are other revenues, consisting principally of fees from the Company’s mortgage financing services subsidiary. During 2002, these other revenues increased by 61.1% to $11.6 million of which $10.8 million was from mortgage financing service fees. Other revenues for 2001 amounted to $7.2 million, $7.1 million of which was from mortgage financing service fees.

Gross Profit. Our gross profit for 2002 increased by 27.3% to $115.0 million from $90.3 million for 2001. The primary reasons for the 2002 increase in gross profit were the larger number of homes delivered during 2002, the reduced cost associated with mortgage financing contributions due to falling interest rates and increased mortgage financing service fees.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for 2002 increased by 22.9% to $64.5 million from $52.5 million for 2001. The primary reasons for the increase in selling, general and administrative expenses for 2002 were the higher sales commissions associated with the sale of more homes, payment of higher compensation due to improved profits and general and administrative expenses of our mortgage financing services subsidiary.

Interest Expense. Our interest expense for 2002 decreased by 25.6% to $8.7 million from $11.7 million for 2001, as a result of the reduction of debt from our sale of common shares and a lower average borrowing rate. The average revolving line of credit borrowings outstanding were $117.4 million and $126.4 million for 2002 and 2001, respectively. The weighted average rate of interest under the revolving line of credit was 6.2% for 2002 compared to 7.7% for 2001.

Provision for Income Taxes. Our income tax expense for 2002 increased to $17.3 million from $11.0 million for 2001. The Company’s estimated annual effective tax rate decreased to 41.4% for 2002, from 42.1% for 2001.

2001 Compared to 2000

Revenues. Our revenues for 2001 increased by 21.2% to $395.7 million from the delivery of 2,054 homes compared to revenues for 2000 of $326.4 million from the delivery of 1,798 homes. This $69.3 million increase in revenues was primarily due to the delivery of 256 more homes at a higher average delivery price and the increased revenues from the mortgage financing services subsidiary. Included in the 2,054 homes delivered in 2001 were 15 homes, with a total sales value of $2.2 million that we sold to unaffiliated third parties and leased back for use as model homes and sales offices. Included in the 1,798 homes delivered in 2000 were 28 homes, with a total sales value of $4.8 million that we sold to unaffiliated third parties and leased back for use as model homes and sales offices. The average price of homes delivered in 2001 increased to $189,100 from $180,800 in 2000, an increase of $8,300, or 4.6%, per home. Lower mortgage interest rates and increased FHA mortgage limits during 2001, allowed our home buyers to buy more expensive homes while minimizing their required down payments. Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary and the sale of land. These other revenues during 2001 amounted to $7.2 million, of which $7.1 million was from mortgage financing service fees, compared to other revenues during 2000 of $1.4 million, of which $1.0 million was from mortgage financing service fees.

Gross Profit. Our gross profit for 2001 increased by 38.2% to $90.3 million from $65.3 million for 2000. This $25.0 million increase was primarily due to the delivery of more homes, the increase in the average sales price of delivered homes, the reduced costs we paid on our home buyers’ mortgage financing, the increased revenues from the mortgage financing services subsidiary and a reduction in direct construction costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for 2001 increased by 28.6% to $52.5 million from $40.8 million for 2000. This $11.7 million increase was primarily due to the increased variable costs associated with delivering more homes at a higher average sales price and of operating the mortgage financing services subsidiary.

Interest Expense. Our interest expense for 2001 increased by 27.9% to $11.7 million from $9.1 million for 2000. This $2.6 million increase was due to the higher average borrowings under our bank credit facility. The increased borrowings were somewhat offset by the lower weighted average interest rate we paid during 2001. We incurred higher average borrowings due to having more homes and more expensive homes under construction during 2001 and we increased our investment in real estate inventories. The average borrowings outstanding under our bank credit facility were $126.4 million for 2001 compared to $110.4 million for 2000. The weighted average rate of interest on our total borrowings was 7.7% for 2001 compared to 8.5% for 2000.

Provision for Income Taxes. Our income tax expense for 2001 increased by 73.2% to $11.0 million from $6.3 million for 2000. Our estimated annual effective tax rate for 2001 increased to 42.1% from 41.2% for 2000.

Liquidity and Capital Resources

Historically, our capital needs have depended upon sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and our investment in land.

Sources and Uses of Cash

For the Three Year Period Ended December 31, 2002

During 2002, we generated $29.0 million of cash flow from operations before expenditures on real estate inventories. We also raised approximately $27.4 million in cash from the sale of 1,503,900 common shares, and we used this cash to reduce debt under our bank credit facility. Our real estate inventories increased by $33.7 million because homes under construction increased by $10.7 million and land and land development and other costs increased by $23.0 million. We utilized cash from operations together with borrowings under our bank credit facility to finance the increase in real estate inventories.

During 2001, we generated $27.7 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories increased by $43.2 million because homes under construction grew by $25.1 million and land and land development and other costs increased by $18.1 million. We utilized cash from operations together with borrowings under our bank credit facility to finance the increase in real estate inventories.

During 2000, we generated $15.9 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories grew by $25.9 million because homes under construction increased by $6.4 million and land and land development and other costs increased by $19.5 million. We utilized cash from operations together with borrowings under our bank credit facility to finance the increase in real estate inventories.

Real Estate Inventories

We are currently developing approximately 90% of the communities in which we are building homes. We generally do not purchase land for resale. We attempt to maintain a land inventory sufficient to meet our anticipated lot needs for the next three to five years. At December 31, 2002, we owned lots or land that we estimate could be developed into 8,499 lots, including 720 lots in Louisville, Kentucky. We controlled through option agreements or contingent contracts land that we estimate could be developed into 6,957 additional lots, including 369 lots in Louisville, Kentucky. These option agreements expire at various dates through 2009. During 2002, we exercised options to purchase 2,615 lots, including 511 lots in Louisville, Kentucky. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time and our evaluation of the future demand for our homes.

Our real estate inventories at December 31, 2002, increased $32.9 million to $262.9 million compared to $230.0 million at December 31, 2001. Real estate inventories include land and land development costs, homes under construction and other building materials. As of December 31, 2002, land and land development costs increased to $157.2 million from $134.3 million on December 31, 2001, homes under construction increased to $102.5 million from $91.7 million on December 31, 2001 and other building material inventories decreased to $3.2 million from $4.0 million on December 31, 2001. Our land and land development costs increased principally due to the increased number of sales communities required to support our Independence Series.

We selectively enter into joint ventures with other homebuilders to own and develop communities. The participants in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs of the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of December 31, 2002, we were party to one joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture’s loan agreement up to $1.2 million, representing our one-half interest. At December 31, 2002, the joint venture had $920,000 in loans outstanding and the portion guaranteed by us was $460,000.

On December 31, 2002, we had 164 single family inventory homes, including 17 in Louisville, Kentucky, in various stages of construction, representing an aggregate investment of $14.9 million, compared to 199 single family inventory homes, including 47 in Louisville, Kentucky, in various stages of construction, representing an aggregate investment of $17.5 million on December 31, 2001. We do not include inventory homes in sales or backlog.

Land Purchase Commitments

On December 31, 2002, we had commitments to purchase residential lots and unimproved land at an aggregate cost of $6.2 million, net of approximately $875,000 in good faith deposits, or guarantees. We intend to purchase this land over the next few years. On December 31, 2002, we also had $63.2 million of cancelable obligations to purchase residential lots and unimproved land, net of $1.6 million in good faith deposits or guarantees. See Note 5 to the Consolidated Financial Statements in Item 8 below.

Cancelable obligations consist of options under which we have the right but not the obligation to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utilities, environmental, title or other contingencies. We expect to purchase most of the residential lots and unimproved land that we have under contract, provided we can obtain adequate zoning and if no other significant obstacles to development arise. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under our bank credit facility.

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

Debt and Other Obligations

On December 31, 2001, we entered into an Amended and Restated $175.0 million Senior Unsecured Revolving Credit Facility (“the Facility”). Eight banks participate in the Facility, led by Huntington National Bank, which serves as the Administrative Agent and Issuing Bank under the Facility. For a more detailed description of the Bank Facility, including restrictions on our business activities, see Note 7 to the Consolidated Financial Statements in Item 8 below.

In addition to the amendments described in Note 7 of the Consolidated Financial Statements, the Facility was further amended on February 13, 2003 to increase the dollar amount of our common shares that we are allowed to repurchase from $500,000 to $4.0 million during any fiscal year or $7.0 million in the aggregate after December 31, 2001. During the first quarter of 2003, we purchased 147,500 common shares for an aggregate purchase price of $1.8 million.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is based on either the bank’s prime rate or the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 2.5% and is determined quarterly. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. Additional information regarding the interest rate swap contracts we have entered into is set forth below under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below.

As of December 31, 2002, we were in compliance with the Facility covenants and had $64.9 million available under the Facility, after adjustment for borrowing base limitations.

Borrowing availability under the Facility could increase, depending on our use of the proceeds of borrowings under the Facility.

We purchased land for development that was partially financed with seller provided term debt with an outstanding balance of $621,000 at December 31, 2002. We expect to repay this debt during 2003.

The following is a summary of our contractual cash obligations and other commercial commitments at December 31, 2002 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Term obligations:
Note payable, banks	$111,070	$—	$111,070	$—	$—
Term debt	621	621	—	—	—
Capital lease obligations	3,794	1,280	2,492	22	—
Operating leases	5,928	2,252	3,184	492	—
Land purchase commitments	7,049	5,343	1,706	—	—

Total contractual cash obligations	$128,462	$9,496	$118,452	$514	$—

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments:
Letters of credit	$2,001	$267	$1,505	$229	$—
Performance bonds	33,461	32,793	608	60	—
Guarantees	460	460	—	—	—
Cancelable land contracts	64,753	37,910	21,545	2,973	2,325

Total commercial commitments	$100,675	$71,430	$23,658	$3,262	$2,325

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements related to product warranties at December 31,

2002. We are assessing the impact that the adoption of the remaining provisions of this Interpretation will have on our results of operations and financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. We adopted the disclosure requirements at December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities  –  an interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is evaluating the characteristics of its investments in land development joint ventures and Alliance Title Agency to determine whether these investments are variable interest entities requiring consolidation under the provisions of FIN 46.

Critical Accounting Policies

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, including the related Notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to real estate inventories, warranty obligations, and construction costs for homes closed. We base these estimates on historical trends and experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Reserves to reduce our real estate inventories to net realizable value are recorded using several factors including management’s plans for future operations, recent operating results and projected cash flows. These projected cash flows reflect assumptions related to expected future demand and market conditions. The adequacy of our reserves could be materially affected by changes in market conditions.

•	Estimates for construction costs for homes closed are recorded in the period when the related home is closed. These estimates are based on detailed budgets for each home and historical experience and trends. If actual costs change, significant variances may be encountered.

•	Reserves for the estimated cost of homes under warranty are recorded in the period in which the related home is closed and are based on historical experience and trends. Should actual warranty experience change, revisions to the estimated warranty liability would be required.

•	Estimates for the costs to complete land development are recorded upon completion of the related land development project. Estimates for land and land development costs are allocated to development phases based on the total number of lots expected to be developed within each community and are based on detailed budgets for the land development project and historical experience and trends. If actual costs or the total number of lots developed changes, significant variances may be encountered.

•	Estimates for capitalized overhead and interest costs are recorded in real estate inventories for interim financial reporting purposes. Annualized capitalization rates for indirect overhead and interest are determined by estimating the total current year projected development costs, indirect construction costs, interest, closings and ending inventory. If actual costs change, significant variances to quarterly results may be encountered.

•	The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. If circumstances change, our estimated annual effective tax rate could change, creating variances in quarterly results.

Item	7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2002, we were a party to six interest rate swap contracts with an aggregate notional amount of $80 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt on December 31, 2002, after considering the effect of the swap contracts, is approximately 72% of total borrowings under the Facility. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Start Date	Maturity Date	Fixed Rate
$10 million	May 6, 1998	May 6, 2003	5.96%
$20 million	Dec. 14, 2000	Jan. 12, 2004	5.98%
$20 million	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10 million	Mar. 8, 2001	Mar. 8, 2004	5.16%
$10 million	Sept. 12, 2001	Sept. 12, 2004	4.54%
$10 million	Oct. 23, 2002	Oct. 4, 2005	3.16%

The following table presents descriptions of the financial instruments and derivative instruments that we held at December 31, 2002. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $80.0 million of the variable rate liabilities subject to interest rate derivatives is the contractual average pay rate plus the variable margin (1.75% at December 31, 2002). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at December 31, 2002 and 2001 was $111,070,000 and $131,511,000, respectively. The fair value of the derivatives at December 31, 2002 was a liability of $4.2 million and at December 31, 2001 a liability of $3.0 million. We do not expect a loss to be realized because we expect to retain the swap contracts to maturity. All dollar amounts are in thousands.

				TOTAL
	2003	2004	2005	2002	2001
Liabilities
Variable rate			$111,070	$111,070	$131,511
Average interest rate			6.18%	6.18%	7.70%

Interest Rate Derivatives
Notional amount	$80,000	$70,000	$30,000	$80,000	$70,000
Average pay rate	5.06%	4.88%	4.37%	5.06%	5.44%
Average receive rate	1.82%	1.82%	1.80%	1.82%	2.20%

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Shareholders

of Dominion Homes, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Dominion Homes, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Columbus, Ohio

February 13, 2003

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31,
	2002	2001	2000
Revenues	$491,706	$395,701	$326,415
Cost of real estate sold	376,753	305,430	261,081

Gross profit	114,953	90,271	65,334
Selling, general and administrative	64,492	52,491	40,808

Income from operations	50,461	37,780	24,526
Interest expense	8,675	11,667	9,125

Income before income taxes	41,786	26,113	15,401
Provision for income taxes	17,291	10,987	6,342

Net income	$24,495	$15,126	$9,059

Earnings per share
Basic	$3.36	$2.38	$1.42

Diluted	$3.28	$2.30	$1.39

Weighted average shares outstanding
Basic	7,282,900	6,351,343	6,363,131

Diluted	7,457,985	6,575,026	6,496,720

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$4,121	$5,619
Accounts receivable
Trade	283	18
Due from financial institutions for residential closings	2,714	2,864
Real estate inventories
Land and land development costs	157,165	134,293
Homes under construction	102,450	91,734
Other	3,240	3,997

Total real estate inventories	262,855	230,024

Prepaid expenses and other	3,404	3,963
Deferred income taxes	6,901	5,865
Property and equipment, at cost	16,617	12,422
Less accumulated depreciation	(9,158)	(6,229)

Total property and equipment	7,459	6,193

Total assets	$287,737	$254,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,231	$9,483
Deposits on homes under contract	2,314	2,684
Accrued liabilities	29,726	26,943
Note payable, banks	111,070	131,511
Term debt	4,415	2,358

Total liabilities	154,756	172,979

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,273,211 shares issued and 8,202,691 shares outstanding on December 31, 2002 and 6,433,057 shares issued and 6,408,057 shares outstanding on December 31, 2001	61,799	31,850
Deferred compensation	(1,784)	(332)
Retained earnings	76,446	51,951
Accumulated other comprehensive loss	(2,460)	(1,730)
Treasury stock, at cost (70,520 and 25,000 shares at December 31, 2002 and 2001, respectively)	(1,020)	(172)

Total shareholders’ equity	132,981	81,567

Total liabilities and shareholders’ equity	$287,737	$254,546

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share information)

	Deferred Compensation
	Common Shares	Liability	Trust Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 1999	$31,388	$1,007	$(1,259)	$27,766		$(172)	$58,730

Net income				9,059			9,059
Shares awarded and redeemed	223	(221)					2
Shares acquired by trust for deferred compensation			(45)				(45)
Deferred compensation		142					142

Balance, December 31, 2000	31,611	928	(1,304)	36,825		(172)	67,888

Cumulative effect of adopting accounting principle					$94		94

Balance, January 1, 2001, as adjusted	31,611	928	(1,304)	36,825	94	(172)	67,982

Net income				15,126			15,126
Unrealized hedging loss, net of deferred taxes of $1,255					(1,824)		(1,824)

Comprehensive income							13,302
Shares awarded and redeemed	239	(308)					(69)
Shares distributed from Trust for deferred compensation		(138)	138
Deferred compensation		352					352

Balance, December 31, 2001	31,850	834	(1,166)	51,951	(1,730)	(172)	81,567

Net income				24,495			24,495
Unrealized hedging loss, net of deferred taxes of $511					(730)		(730)

Comprehensive income							23,765
Shares awarded and redeemed	2,598	(1,631)				(848)	119
Issuance of common shares	27,351						27,351
Shares distributed from Trust for deferred compensation		(326)	326
Deferred compensation		484	(305)				179

Balance, December 31, 2002	$61,799	$(639)	$(1,145)	$76,446	$(2,460)	$(1,020)	$132,981

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$24,495	$15,126	$9,059
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,645	2,514	1,864
Reserve for real estate inventories	1,797	1,378	889
Issuance of common shares for compensation	30	26	2
Deferred income taxes	(525)	(1,643)	(1,063)
Changes in assets and liabilities:
Accounts receivable	(115)	(1,856)	(270)
Real estate inventories	(33,697)	(43,178)	(25,862)
Prepaid expenses and other	520	318	(928)
Accounts payable	(2,252)	3,675	535
Deposits on homes under contract	(370)	880	170
Accrued liabilities	1,773	7,263	5,620

Net cash used in operating activities	(4,699)	(15,497)	(9,984)

Cash flows from investing activities:
Purchase of property & equipment	(861)	(1,879)	(1,614)

Net cash used in investing activities	(861)	(1,879)	(1,614)

Cash flows from financing activities:
Payments on note payable, banks	(420,602)	(334,016)	(285,632)
Proceeds from note payable, banks	400,161	359,826	299,025
Payments on term debt	(1,341)	(4,254)	(1,573)
Payment of deferred financing fees	(713)	(271)	(369)
Payments on capital lease obligations	(883)	(301)	(395)
Proceeds from issuance of common shares	27,351	—	—
Common shares purchased or redeemed	89	(95)	(214)

Net cash provided by financing activities	4,062	20,889	10,842

Net change in cash and cash equivalents	(1,498)	3,513	(756)
Cash and cash equivalents, beginning of year	5,619	2,106	2,862

Cash and cash equivalents, end of year	$4,121	$5,619	$2,106

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$5,602	$2,173	$3,097

Income taxes paid	$16,685	$11,435	$6,948

Supplemental disclosures of non-cash financing activities:
Land acquired with seller financing	$931	$3,750	$321

Capital lease obligations	$3,350	$60	$—

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Business Operations and Basis of Presentation:

Dominion Homes, Inc. is a single-family homebuilder with operations in Central Ohio and Louisville, Kentucky. The Company was incorporated in October 1993 in anticipation of its initial public offering of common shares in March 1994. Prior to the initial public offering, the homebuilding operations were part of BRC Properties Inc. (“BRC”), formerly known as Borror Realty Company. BRC was incorporated in 1946 and started building homes in 1976. Donald Borror, the Company’s Chairman Emeritus of the Board, traces his homebuilding experience to several homes he constructed in 1952. BRC owned 3,850,424 common shares of the Company, or 46.9% of its outstanding common shares, at December 31, 2002.

On November 16, 1999, Dominion Homes, Inc. formed Dominion Homes Financial Services, Ltd. (“DHFS”) to provide mortgage-financing services, primarily to its customers. DHFS became operational in second quarter 2000 and by the end of 2000 provided mortgage-financing services to most of the Company’s customers. On December 30, 1999, Dominion Homes, Inc. formed Dominion Homes of Kentucky, Ltd. (“DHK”) to own and operate the Company’s homebuilding operations in Louisville, Kentucky. DHFS is an Ohio limited liability company and DHK is a Kentucky limited partnership. Both entities are wholly owned by Dominion Homes, Inc. The accompanying consolidated financial statements include the accounts of DHFS and DHK. Inter-company transactions are eliminated in consolidation.

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

Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. The Company recognized an impairment loss of approximately $1,797,000, $1,378,000 and $889,000 on real estate inventories for the years ended December 31, 2002, 2001 and 2000, respectively.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses accounting and reporting standards for the impairment or disposal of long-lived assets. In accordance with this standard, the Company regularly evaluates the recoverability of real estate inventories consistent with its existing accounting policies. During 2001, the Company decided to sell certain raw land that was not consistent with current land development strategies. The carrying value of land held for sale was approximately $3,700,000 at December 31, 2001 and the land was subsequently sold on April 30, 2002 for approximately $3,800,000. The cost of this land had been reduced to its estimated net realizable value prior to the adoption of SFAS No. 144.

Property and Equipment: Depreciation and amortization are recognized on the straight-line method at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of the assets range from three to forty years. Property and equipment includes assets subject to capital leases with a cost of $2,322,000 and $2,118,000, net of accumulated amortization of $3,108,000 and $994,000 at December 31, 2002 and 2001, respectively. Depreciation and amortization expense was $2,946,000, $1,591,000, and $1,099,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized and amortized. The asset cost and accumulated depreciation for assets sold or retired is removed, and any resulting gain or loss is reflected in operations.

The Company assesses the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

Earnings Per Share: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share computations include common share equivalents, when dilutive. Common share equivalents include stock options and restricted common shares.

Warranty Costs: The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was $3,877,000, $3,351,000 and $3,552,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Accrued warranty cost was $3,998,000 and $2,568,000 at December 31, 2002 and 2001, respectively.

A reconciliation of the changes in the warranty liability for the year ending December 31, 2002 is as follows:

Balance at the beginning of the period	$2,568,000
Accruals for warranties issued during the period	1,851,000
Accruals related to pre-existing warranties (including changes in estimates)	2,026,000
Settlements made (in cash or in kind) during the period	(2,447,000)

Balance at the end of the period	$3,998,000

Income Taxes: The Company records income taxes on the liability method. This method requires the recognition of deferred income taxes for the tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations based on enacted tax rates.

Revenue Recognition on Sales of Real Estate: The Company recognizes revenues from the sale of homes, including fees earned for mortgage financing services, at the time it conveys title to the buyer. Accounts receivable due from financial institutions represent payments to be received on completed closings. Gains on sales of model homes subject to leasing arrangements are deferred and recognized over the term of the lease.

Capitalization of Interest: The Company capitalizes the cost of interest related to construction costs incurred during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. The summary of total interest is as follows:

	Year Ended December 31,
	2002	2001	2000
Interest incurred	$8,339,000	$10,869,000	$10,430,000
Interest capitalized	(4,921,000)	(6,626,000)	(6,741,000)

Interest expensed directly	3,418,000	4,243,000	3,689,000
Previously capitalized interest charged to expense	5,257,000	7,424,000	5,436,000

Total interest expense	$8,675,000	$11,667,000	$9,125,000

Capitalized interest in ending inventory	$3,495,000	$3,811,000	$4,609,000

Deferred Costs: Fees and costs incurred in connection with financing agreements are capitalized as other assets and amortized over the terms of the respective agreements. Amortization expense was $752,000, $629,000 and $549,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

Advertising Costs: The Company expenses advertising costs when incurred. Advertising expense was $4,592,000, $4,404,000 and $3,397,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation: The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the Company’s stock option awards are granted at prices not less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards. Compensation expense related to restricted share awards is determined at the date of grant, recorded as unearned compensation expense and amortized over the vesting period of the awarded shares. The unearned compensation expense related to such awards is reflected as a reduction of stockholders’ equity.

Had compensation cost for stock options been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income, as reported	$24,495,000	$15,126,000	$9,059,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(170,000)	(190,000)	(145,000)

Pro forma net income	$24,325,000	$14,936,000	$8,914,000

Earnings per share
Basic as reported	$3.36	$2.38	$1.42
Basic pro forma	$3.34	$2.35	$1.40
Diluted as reported	$3.28	$2.30	$1.39
Diluted pro forma	$3.26	$2.27	$1.37

The weighted average fair value of options granted during the year was $11.73, $7.50 and $4.03 for 2002, 2001 and 2000, respectively. In determining the pro forma amount of stock-based compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 50% for 2002, 2001 and 2000; risk-free interest rates of 4.6%, 5.2%, and 6.5% for the 2002, 2001 and 2000 Plan options, respectively; and expected life of 6 years for the Plan options.

Segment Information: The Company’s homebuilding operations, which are conducted in two geographic regions, have similar characteristics including the product offerings, pricing and margins and as such, have been aggregated. The Company’s mortgage operations directly support its core homebuilding operations and services to outside parties are rare. Therefore, the mortgage operations and the homebuilding operations have been aggregated into one reportable segment – the homebuilding segment.

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

Recently Issued Accounting Pronouncements:

In November 2002, the Financial Accounting Standards Board (“FASB “) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements related to product warranties at December 31, 2002. The Company is assessing the impact that the adoption of the remaining provisions of this Interpretation will have on its results of operations and financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company adopted the disclosure requirements at December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is evaluating the characteristics of its investments in land development joint ventures and Alliance Title Agency to determine whether these investments are variable interest entities requiring consolidation under the provisions of FIN 46.

3. Related Entity:

Alliance Title Agency was created in order to provide title insurance to our customers and third parties and to facilitate the closing of our homes. The Company owns 49.9% of the title insurance agency and reports its investment using the equity method of accounting. The Company recognized $499,000, $553,000 and $455,000 as its share of the earnings from this investment for 2002, 2001, and 2000, respectively. The Company’s investment in the title insurance company was $110,000 and $245,000 at December 31, 2002 and 2001, respectively, and is included in other assets in the accompanying consolidated balance sheets.

4. Earnings Per Share:

A reconciliation of weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	2002	2001	2000
Weighted average shares – basic	7,282,900	6,351,343	6,363,131
Common share equivalents	175,085	223,683	133,589

Weighted average shares – diluted	7,457,985	6,575,026	6,496,720

As of December 31, 2002, 2001 and 2000 there were 2,346, 1,033, and 21,045 options, respectively, which were antidilutive and have been excluded from the respective diluted earnings per share calculations above. During the first quarter of 2003, the Company repurchased 147,500 common shares.

5. Land Purchase Commitments:

Purchase contracts for residential lots and unimproved land in Central, Ohio and Louisville, Kentucky at December 31, 2002 and 2001 were:

	2002	2001
Number of expected lots	1,316	1,099
Purchase price	$7,049,000	$16,224,000
Less deposits or guarantees	(875,000)	(1,229,000)

Net land purchase commitments	$6,174,000	$14,995,000

In addition, at December 31, 2002, the Company had entered into cancelable contracts to purchase residential lots and unimproved land in Central, Ohio and Louisville, Kentucky of $64,753,000. In order to secure these cancelable contracts the Company committed deposits or other guarantees of $1,616,000. These cancelable contracts contain contingencies that may either delay the completion of the contracts or prevent the contracts from being completed.

Cancelable contracts expire in the following years:

Year	Cancelable Contracts
2003	$37,910,000
2004	12,932,000
2005	7,700,000
2006	913,000
2007	1,502,000
Thereafter	3,796,000

$64,753,000

6.	Land Development Joint Ventures:

The Company has equity interests, generally ranging from 33% to 80%, in joint venture partnerships and limited liability corporations that are engaged in land development activities. The Company accounts for these investments using the equity method. Development costs of the joint ventures generally are funded by the participants. The participants in the joint ventures acquire substantially all of the developed lots. The Company evaluates the recoverability of its investments in joint ventures using the same criteria as for other real estate inventories. The Company’s investment in joint ventures, which is included in land and land development costs, was $13,529,000 and $13,944,000 at December 31, 2002 and 2001, respectively.

In certain cases, the Company may be liable under debt commitments within a particular joint venture. At December 31, 2002, the Company was party to one joint venture that financed its own development activities. The Company has guaranteed this joint venture’s loan agreement up to $1.2 million, representing its one-half interest in this joint venture. This joint venture’s development activity is expected to last approximately one to two more years, by which time the developed lots will have been sold and the Company’s guarantee terminated. The Company believes its exposure under the guarantee is limited because the underlying market value of the land under development is believed to be greater than the amount of the guarantee. At December 31, 2002, this joint venture had $920,000 in loans outstanding and the portion subject to the Company’s guaranty was $460,000.

Summary financial information representing 100% of joint venture assets, liabilities and equity as of December 31, 2002 and 2001, are set forth below:

	2002	2001
Land and land under development	$37,051,000	$29,747,000
Other assets	1,421,000	1,376,000

Total assets	38,472,000	$31,123,000

Liabilities	4,622,000	$2,173,000
Partners’ equity	33,850,000	28,950,000

Total liabilities and partners’ equity	$38,472,000	$31,123,000

The revenues, expenses and net income or loss from joint ventures are not material to the Company’s results of operations.

7. Note Payable, Banks:

On December 31, 2001, the Company entered into an Amended and Restated $175,000,000 Senior Unsecured Revolving Credit Facility (“the Facility”) that is in effect through May 31, 2005. Eight banks participate in the Facility, led by Huntington National Bank, which serves as the Administrative Agent and Issuing Bank under the Facility.

The Facility was amended on June 10, 2002 to reduce the minimum ownership interest, from 50% to 30%, that the Borror Family is required to hold in the Company before a “change in control” occurs under the Facility. This amendment permitted the Company and BRC to sell common shares in a public offering. During 2002, the Company sold an aggregate of 1,503,900 common shares and received net proceeds of approximately $27,400,000 which were used to reduce debt under the Facility. BRC sold an aggregate of 353,900 common shares in the public offering.

The Facility was amended on December 31, 2002 to increase to $5,000,000 from $3,000,000 the amount of capital assets the Company is permitted to lease or finance outside of the Facility, to maintain a combined limit on operating lease rentals of $5,000,000 for model homes and other operating leases, to increase the tangible net worth the Company is required to maintain to $110,000,000 plus 75% of 2003 and subsequent year’s consolidated net income (from $73,000,000 plus 75% of 2002 and subsequent year’s consolidated net income) and to reduce the required Leverage Ratio to not greater than 2.25 to 1.00 from 2.50 to 1.00. The changes to the capital assets and operating lease rentals restrictions were made in order to allow the Company additional capacity for capital lease obligations and operating lease rentals. The tangible net worth requirement and Leverage Ratio changes were made as a response to the improved capital structure that resulted from the Company’s sale of additional common shares earlier in the year.

As of December 31, 2002 the Facility, as amended, contained the following significant provisions: (1) a limit on aggregate borrowings and letters of credit to the lesser of $175,000,000 or the availability under the borrowing base; (2) the Company has the option to use any combination of the following methods to price the revolving line of credit: (a) the bank’s prime rate of interest or (b) a Eurodollar rate of interest plus a variable margin based upon the ratio of EBITDA to Interest Expense (“Interest Coverage Ratio”); (3) the Company has agreed to enter into interest rate contracts in the amount of fifty percent of the outstanding borrowings in the event the Eurodollar rate (without regard to the variable margin) becomes 8.50% per annum or greater; (4) the Company has agreed to the following ratios: (a) Interest Coverage Ratio of not less than 2.25 to 1.00 determined quarterly and based upon the preceding four quarters; (b) total liabilities to tangible net worth (leverage ratio) of not greater than 2.25 to 1.00; (5) the Company has agreed to maintain at all times a ratio of uncommitted land holdings to tangible net worth not greater than 2.00 to 1.00; (6) the Company may not, without lender approval, exceed the aggregate sum of $25,000,000 for investments in uncommitted land holdings, speculative homes, model homes and acquisitions of companies in the homebuilding industry outside of Central Ohio or metropolitan Louisville, Kentucky, and the Company may not invest more than

$15,000,000 on any single market outside of Central Ohio or metropolitan Louisville, Kentucky; (7) the Company must maintain a tangible net worth of not less than $110,000,000 plus 75% percent of annual net income beginning with the fiscal year ending December 31, 2003; (8) other borrowings may not exceed the aggregate principal sum of $10,000,000, of which additional debt or capital lease obligations may not exceed $5,000,000; provided that the Company may borrow up to $5,000,000 (in addition to the $10,000,000 of other borrowings) of non-recourse indebtedness from sellers of real estate if such additional non-recourse borrowings are fully reserved under the borrowing base; (9) the Company may not exceed $5,000,000 of annual operating lease rentals; (10) the Company may not purchase, without lender approval, unzoned land in excess of $2,500,000; (11) the Company may not permit the value of its inventory homes to exceed $20,000,000, its fall foundation inventories to exceed 200 homes or $9,000,000 and its model homes to exceed $6,500,000; (12) the Company may not incur a loss during any five consecutive quarters; (13) the Company may not pay dividends during any calendar year in excess of twenty-five percent of its consolidated net income after taxes for such year and (14) the Company may not repurchase more than $500,000 (which amount was increased by an amendment dated February 13, 2003 to $4,000,000 during any one year and $7,000,000 in the aggregate from December 31, 2001) of common shares of Dominion Homes, Inc. during any fiscal year.

The Facility provides for a variable rate of interest on its borrowings. In order to reduce the risks caused by interest rate fluctuations, the Company has entered into interest rate swap contracts that fix the interest rate on a portion of its borrowings under the Facility. The Company’s intention is to maintain a fixed rate of interest on not less than 50% of its outstanding borrowings. However, market conditions and timing effect the Company’s ability to maintain this balance between fixed and variable interest rates. As of December 31, 2002 the Company had fixed the interest rate on 72%, or $80,000,000, of bank borrowings using interest rate swap contracts (“Contracts”). Included in the interest rate swaps at December 31, 2002 were a $10,000,000 interest rate swap at 5.96% that matures May 6, 2003, a $20,000,000 interest rate swap at 5.98% that matures January 12, 2004, a $20,000,000 interest rate swap at 5.58% that matures January 12, 2005, a $10,000,000 interest rate swap at 5.16% that matures March 8, 2004, a $10,000,000 interest rate swap at 4.54% that matures September 12, 2004 and a $10,000,000 interest rate swap at 3.16% that matures October 4, 2005. The fixed interest rates noted for the above interest rate swaps do not include a variable margin that the Company also pays that is based on the Company’s Interest Coverage Ratio. The variable margin ranges from 1.75% to 2.50% and is determined quarterly (1.75% at December 31, 2002). The fair value of the interest rate swap contracts was a liability of $4,000,000 at December 31, 2002.

As of December 31, 2002, the Company was in compliance with the Facility covenants and had $64,900,000 available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the use of proceeds of borrowings under the Facility. Amounts outstanding under the Facility were $111,070,000 and $131,511,000 as of December 31, 2002 and 2001, respectively.

The Company had $2,001,000 in irrevocable letters of credit and $33,500,000 of performance bonds outstanding at December 31, 2002. The letters of credit and performance bonds were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for land purchase commitments.

The Company does not anticipate incurring any liabilities with respect to the letters of credit and performance bonds.

Information regarding the bank borrowings is summarized as follows:

	2002	2001	2000
Borrowings outstanding:
Maximum amount	$143,270,000	$138,652,000	$118,738,000
Average amount	$117,448,000	$126,418,000	$110,444,000
Weighted average daily interest rate during the year	6.2%	7.7%	8.5%
Interest rate at December 31	6.4%	7.6%	8.8%

8. Term Debt:

Term debt consisted of the following as of December 31:

	2002	2001
Mortgage note due in December 2003	$621,000	$—
8% mortgage note due in installments through April 2002	—	875,000
8% mortgage note due in installments through May 2002	—	154,000
Capital lease obligations due in installments through June 2007	3,794,000	1,329,000

Total term debt	$4,415,000	$2,358,000

Term debt matures in years subsequent to December 31, 2002 as follows:

	Term Debt	Capital Lease	Total
2003	$621,000	$1,567,000	$2,188,000
2004	—	1,567,000	1,567,000
2005	—	888,000	888,000
2006	—	169,000	169,000
2007	—	23,000	23,000

	621,000	4,214,000	4,835,000

Less amounts representing interest	—	(420,000)	(420,000)

	$621,000	$3,794,000	$4,415,000

9. Operating Lease Commitments:

Rent expense charged to operations is primarily for model homes, vehicles, equipment and office facilities, including month-to-month leases and non-cancelable commitments. Rent expense amounted to $3,401,000, $3,516,000, and $3,016,000 for the years ended December 31, 2002, 2001 and 2000, respectively. (See also Note 12 – Related Party Transactions.)

Minimum rental commitments due under non-cancelable leases are as follows:

Year	Minimum Rentals
2003	$2,252,000
2004	1,504,000
2005	1,016,000
2006	664,000
2007	492,000

$5,928,000

10. Derivative Instruments and Hedging Activities:

The Company’s interest rate risk management strategy uses derivative instruments to minimize earnings fluctuations caused by interest rate volatility associated with variable rate debt. The derivative financial instruments used to meet our risk management objectives are interest rate swaps (the “Contracts”). The Company seeks to maintain the notional amount of the Contracts at not less than 50% of its outstanding debt.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133, which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 are collectively referred to herein as “SFAS 133”.

In adopting SFAS 133, the Company has designated its Contracts as cash flow hedges. The after tax fair value of these Contracts at the date of adoption was $94,000. The fair value of these Contracts at the date of adoption of SFAS 133 together with changes in their fair value in subsequent periods are recognized in other comprehensive income or loss until such time as the Contracts mature or are terminated. Other comprehensive income or loss is reflected as a component of shareholders’ equity in the accompanying consolidated balance sheets. The fair value of the Contracts is principally impacted by fluctuations in interest rates, which continued to decline during 2002. This decline in interest rates led to an unrealized after-tax loss on the Contracts of approximately $730,000 for the year ended December 31, 2002 and a pre-tax accrued liability of $4,000,000 at December 31, 2002. The Company does not expect this loss to be realized because the Company expects to retain the Contracts to maturity. Future fluctuations in interest rates will cause unrealized gains or losses to occur and such amounts will be adjusted through other comprehensive income or loss as long as the effectiveness of the hedge is maintained.

The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedging transactions. An assessment is made at the hedging transaction’s inception, and on an ongoing basis, to determine whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items. The Company believes the Contracts have been effective in achieving the risk management objectives and will continue to be effective for the remaining term of the Contracts. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the Contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. For the twelve months ended December 31, 2002, no gain or loss has been recognized in earnings as no amount of the cash flow hedges have been determined to be ineffective.

Should it be determined that a Contract is not effective or that it has ceased to be an effective hedge, the Company will discontinue hedge accounting prospectively. This will occur when (1) offsetting changes in the fair value of cash flows of the hedged items is no longer effective; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designation of the Contract as a hedged instrument is no longer appropriate. When hedge accounting is discontinued because a Contract qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the Contract at the time of termination remains in accumulated other comprehensive income or loss and is recognized as an adjustment to interest expense over the original contract term. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current earnings.

11. Income Taxes:

The provision for income taxes consists of the following for the years ended December 31:

	2002	2001	2000
Currently payable:
Federal	$13,750,000	$9,767,000	$5,784,000
State and local	4,066,000	2,863,000	1,621,000

	17,816,000	12,630,000	7,405,000
Deferred:
Federal	(409,000)	(1,309,000)	(854,000)
State	(116,000)	(334,000)	(209,000)

	(525,000)	(1,643,000)	(1,063,000)

Income tax expense	$17,291,000	$10,987,000	$6,342,000

The components of the net deferred tax asset at December 31 are as follows:

	2002	2001
Assets:
Accrued expenses	$4,906,000	$3,514,000
Unrealized hedging loss	1,766,000	1,255,000
Deferred gain	200,000	297,000
Valuation reserves	183,000	955,000

Gross deferred tax assets	7,055,000	6,021,000
Liabilities:
Property and equipment	(96,000)	(98,000)
Other	(58,000)	(58,000)

Gross deferred tax liabilities	(154,000)	(156,000)

Net deferred income taxes as recorded on the balance sheet	$6,901,000	$5,865,000

A reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is summarized below for the years ended December 31:

	2002	2001	2000
Statutory income tax rate	34.0%	34.0%	34.0%
Permanent differences	0.8%	0.7%	0.7%
State and local taxes, net of federal benefit	6.4%	7.2%	7.0%
Other	0.2%	0.2%	(0.5%)

Effective income tax rate	41.4%	42.1%	41.2%

12. Related Party Transactions:

The Company leases its corporate offices from BRC. The lease was effective January 1, 1998 for a term of twelve years with a rental rate of $12.00 per square foot on a total net basis. The lease contains two options to renew for periods of five years each at then-current market rates. The rental rates were established by an MAI appraiser commissioned by the Affiliated Transaction Review Committee of the Company’s Board of Directors, and confirmed in a review by a second MAI appraiser. Lease expense was $451,000 for the years ended December 31, 2002, 2001, and 2000.

The Company and BRC have also entered into operating lease agreements under which the Company leases space in a shopping center from BRC. Lease expense under these agreements for the years ended December 31, 2002, 2001, and 2000 was $237,000, $162,000 and $156,000, respectively. These lease agreements have been approved by the Company’s Affiliated Transaction Review Committee.

BRC paid the Company $10,000 in 2002, $12,500 in 2001, $25,000 in 2000, for miscellaneous services performed by Company personnel.

The Company acquired printing services from a printing company principally owned by members of the Borror family. Such services aggregated $142,651, $137,326, and $98,496 for the years ended December 31, 2002, 2001 and 2000, respectively.

13. Retirement Plan:

The Company offers a retirement plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code, which covers substantially all employees after one year of service. The Company matches 100% of the first 3% and 50% of the next 2% of employee voluntary deferrals of compensation. The Company’s contributions to the plan amounted to $671,000, $607,000 and $511,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

14. Incentive Stock, Executive Deferred Compensation and Supplemental Executive Retirement Plans:

In March 1994, the Company adopted the Dominion Homes, Inc. Incentive Stock Plan (the “Plan”). The Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of performance awards of Common Shares, restricted Common Shares, incentive stock options and non-qualified stock options for the purpose of attracting, motivating and retaining employees and eligible directors. The Plan provides for discretionary grants to employees of the Company and annual non-discretionary stock option grants to purchase 2,500 shares of stock to each non-employee director. A maximum of 850,000 Common Shares has been reserved for issuance under the Plan. The Plan provides that grants shall include certain terms and conditions and be subject to certain restrictions as provided for under applicable provisions of the Internal Revenue Code and federal securities laws.Restricted Common Shares issued to employees vest 20% per year except in instances that require the Company’s adjusted net worth to exceed $100 million (if the restricted common shares were granted prior to August 1, 2002) or $175 million (if granted on or after August 1, 2002) and the employee to remain with the Company at least 5 years after the date of grant. The Company issued 100,000 shares, 30,000 shares and 30,000 shares, subject to the adjusted net worth and length of employment requirement, for the years ended December 31, 2002, 2001 and 2000. In general, grants of options are subject to vesting schedules at twenty percent a year, have an exercise price that is equal to the fair market value on the grant date (110% of the fair market value for 10% shareholders), and must be exercised within ten years of the grant date (5 years for 10% shareholders).

In December 1994, the Company adopted a non-qualified Executive Deferred Compensation Plan for directors and certain executives. Under this plan, participants may elect to defer a portion of their compensation (up to 20% of total base and bonus for employees and 100% of director fees). At December 31 of each year, the Company provides a matching contribution of 25% of the amount deferred in a given year by a participant, provided that the Company’s matching contribution will not exceed $2,500 in any year. The Company’s contribution vests in 20% increments over a five-year period. The Company recognized expense for the Executive Deferred Compensation Plan of $179,000, $199,000 and $80,000 for the plan years ended December 31, 2002, 2001 and 2000, respectively. As originally adopted, contributions were to be converted into theoretical common shares and adjusted in future periods based on the market value of the Common Shares, similar to stock appreciation rights. On October 29, 1997, the Board of Directors approved an Amended and Restated Executive Deferred Compensation Plan under which contribution and matching amounts are used by the trustee to acquire Common Shares in the open market. These Common Shares are held and voted by the trustee pursuant to a Rabbi Trust Agreement.

In July 1999, the Company entered into split dollar agreements (the “Split Dollar Plan”) that provided life insurance benefits to certain employees in the event that certain performance and employment criteria were met. Participating employees were provided with a death benefit during employment, together with a retirement benefit upon retirement at or after age 55 (or, if sooner, upon a “change in control” of the Company), provided (a) the employee shall have then completed ten years of service with the Company following implementation of the agreement, (b) the Company shall have attained adjusted shareholders’ equity of $100 million, and (c) the employee shall have complied with the provisions of the noncompetition covenant for one year following retirement. Under the terms of the Split Dollar Plan, each participating employee paid a portion of the policy premiums; the remainder of the premiums were paid by the Company in cash.

The cash value of life insurance contracts was $1,143,000 and $1,218,000 at December 31, 2002 and 2001, respectively. During 2001, the Company determined it was probable that adjusted shareholders’ equity would likely exceed $100 million during the term of employee participation in the plan. Accordingly, the Company began to accrue a pro rata share of the total estimated benefit of $4,959,000 over the minimum ten-year term of participation required to earn the benefit. Amounts expensed under these agreements during 2002 and 2001 were $328,000 and $350,000. If for any reason, the above criteria are not met or adjusted shareholders’ equity does not exceed $100 million, any accrued benefits will be recognized as income at that time.

In December of 2002, the Company discontinued the split dollar plan arrangement and each of the participating employees assigned all of his or her interest in the employee’s life insurance policy to the Company in exchange for the Company’s agreement to provide the employee with a death benefit equal to the face value of the life insurance policy, should the employee die during the course of his or her employment, and a payment in cash equivalent to the portion of the premiums which the participants had personally paid.

Effective January 1, 2003, the Company established a non-qualified Supplemental Executive Retirement Plan that provides retirement benefits to covered employees but only if they terminate employment (other than because of death) (1) after participating in the program for the number of years specified in their participation agreement, (2) after the Company’s net worth exceeds $100,000,000 or higher amount specified in their participation agreement, (3) is terminated by the Company without cause as defined in the plan, (4) terminates voluntarily but for good reason as defined in the plan or (5) there is a change in control as defined in the plan. The amount of the benefit is determined on account balances established for each covered employee to which the Company makes a discretionary annual credit.

A summary of the status of the Company’s Incentive Stock Plan as of December 31, 2002, 2001 and 2000, respectively, and changes during the years then ended is presented below:

	2002		2001		2000
Fixed Options Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	402,600	$4.65	410,600	$4.64	533,600	$6.32
Granted	7,500	$22.05	7,500	$10.40	7,500	$5.50
Cancelled or forfeited	(500)	$4.75	(15,500)	$7.19	(123,900)	$12.04
Exercised	(239,500)	$4.35	—		(6,600)	$3.63

Outstanding at end of year	170,100	$5.83	402,600	$4.65	410,600	$4.64

Options exercisable at end of year	158,100	$5.68	390,600	$4.45	377,100	$4.43

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

Year Issued	Range of Exercise Prices	Number Outstanding	Weighted Average RemainingContractualLife	Number Exercisable
1995	$4.50	49,000	2 Years	49,000
1996	$3.25	51,600	3 Years	51,600
1997	$4.75	26,500	4 Years	26,500
1998	$13.00	5,000	5 Years	5,000
1999	$7.50-$8.50	23,000	6 Years	11,000
2000	$5.50	2,500	7 Years	2,500
2001	$10.33	5,000	8 Years	5,000
2002	$22.05	7,500	9 Years	7,500

		170,100		158,100

15. Commitments and Contingencies:

The Company is involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

On December 6, 2002, the Company purchased land adjacent to the main corporate office facility in order to build a second office building in which the Company will consolidate various short-term leased facilities and provide for future growth. The new office facility is expected to cost approximately $4,500,000. It is the Company’s intention to sell and lease back this facility from an as yet undetermined third party. The Company anticipates financing this expansion with borrowings under the Facility until the building is sold.

16. Quarterly Financial Data (Unaudited)

      (in thousands except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues:
2002	$98,378	$133,162	$139,360	$120,806
2001	$67,362	$90,649	$121,053	$116,637
Gross profit:
2002	$22,936	$29,297	$32,706	$30,014
2001	$15,215	$20,583	$28,341	$26,132
Income before income taxes:
2002	$6,995	$10,741	$12,303	$11,747
2001	$2,006	$4,957	$10,431	$8,719
Net income:
2002	$4,071	$6,295	$7,227	$6,902
2001	$1,163	$2,874	$5,881	$5,208
Basic earnings per share:
2002	$0.63	$0.96	$0.90	$0.86
2001	$0.18	$0.45	$0.93	$0.82
Diluted earnings per share:
2002	$0.62	$0.94	$0.89	$0.84
2001	$0.18	$0.44	$0.89	$0.79

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3), the information contained under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Information on the Company’s executive officers can be found under the caption “Executive Officers and Certain Other Key Employees” in Item 1 above.

Item 11 EXECUTIVE COMPENSATION

In accordance with General Instruction G(3), the information contained under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the Compensation Committee of the Company’s Board of Directors on executive compensation nor the share price performance graph included in the Company’s definitive Proxy

Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, shall be deemed to be incorporated herein by reference.

Item	12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS– Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 14 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

              FORM 8-K

(a) (1) Financial Statements.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 2002 and 2001, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, together with the notes thereto.

(2) Financial Statement Schedules.

There are no financial statement schedules required to be filed with this Annual Report on Form 10-K.

(3) Exhibits.

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Index to Exhibits.”

(b) Reports on Form 8-K.

(1) Form 8-K dated October 15, 2002 - On October 15, 2002, the Company announced its closings and sales for the quarter ended September 30, 2002. A copy of the Company’s press release announcing those financial results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.).

(2) Form 8-K dated October 29, 2002 - On October 29, 2002, the Company filed two reports on Form 8-K. The first 8-K was substantially identical to the Form 8-K described in paragraph (b)(1) above, and the second announced the Company’s net earnings for the quarter ended September 30, 2002. A copy of the Company’s press release announcing those financial results was furnished under Item 9 of the Form 8-K in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.).

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

Date: March 31, 2002	Dominion Homes, Inc.

/s/ Douglas G. Borror
By Douglas G. Borror,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Donald A. Borror Donald A. Borror	Director	March 31, 2003

/s/ Douglas G. Borror	Principal Executive Officer &	March 31, 2003
Douglas G. Borror	Director

/s/ Jon M. Donnell	Principal Operations Officer	March 31, 2003
Jon M. Donnell	& Director

/s/ Peter J. O’Hanlon	Principal Financial Officer and	March 31, 2003
Peter J. O’Hanlon	Principal Accounting Officer

/s/ David S. Borror	Director	March 31, 2003
David S. Borror

/s/ Pete A. Klisares	Director	March 31, 2003
Pete A. Klisares

/s/ Gerald E. Mayo	Director	March 31, 2003
Gerald E. Mayo

/s/ C. Ronald Tilley	Director	March 31, 2003
C. Ronald Tilley

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Douglas G. Borror, certify that:

1. I have reviewed this annual report on Form 10-K of Dominion Homes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Douglas G. Borror
Douglas G. Borror Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Peter J. O’Hanlon, certify that:

1. I have reviewed this annual report on Form 10-K of Dominion Homes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Peter J. O’Hanlon
Peter J. O’Hanlon Senior Vice President – Finance Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Corporate Exchange and Subscription Agreement, dated January 20, 1994, between Borror Corporation and Borror Realty Company

Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 33-74298) as filed with the Commission on January 21, 1994 and as amended on March 2, 1994 (The “Form S-1”).

2.2	Form of First Amendment to Corporate Exchange and Subscription Agreement	Incorporated by reference to Exhibit 2.2 to Form S-1.

3.1(a)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., as filed with the Ohio Secretary of State on March 4, 1994	Incorporated by reference to Exhibit 4(a)(1) to the Company’s Registration Statement on Form S-8 (File No. 333-26817) as filed with the Commission on May 9, 1997 (the “1997 Form S-8”).

3.1(b)	Certificate of Amendment to Amended and Restated Articles of Incorporation of Dominion Homes, Inc., as filed with the Ohio Secretary of State on May 7, 1997	Incorporated by reference to Exhibit 4(a)(2) of the 1997 Form S-8.

3.1(c)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting amendments through May 7, 1997 (for purposes of Commission reporting compliance only)	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 4 to the Company’s March 31, 1997 Form 10-Q (File No. 0-23270).

10.1	Shareholder Agreement, dated January 20, 1994, between Borror Corporation and Borror Realty Company	Incorporated by reference to Exhibit 10.4 to Form S-1.

10.2*	Dominion Homes, Inc. Incentive Stock Plan, as amended December 5, 1995 and May 7, 1997	Incorporated by reference to Exhibit 4(c) of the 1997 Form S-8.

10.3*	Amendment to Dominion Homes, Inc. Incentive Stock Plan, dated July 29, 1998	Incorporated by reference to Exhibit 10.29 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.4*

Incentive Stock Option Agreement, dated January 4, 1995, between Borror Corporation and Robert A. Meyer, Jr. (which agreement is substantially the same as Incentive Stock Option Agreements entered into between the Company and other employees to whom options were granted on January 4, 1995 under the Company’s Incentive Stock Plan)

Incorporated by reference to Exhibit 10.4 to the Company’s December 31, 2000 Form 10-K (File No. 0-23270).

10.5*

Incentive Stock Option Agreement, dated July 1, 1997, between Dominion Homes, Inc. and Robert A. Meyer, Jr. (which agreement is substantially the same as Incentive Stock Option Agreements entered into between the Company and other employees to whom options were granted on

July 1, 1997 under the Company’s Incentive Stock Plan)

Incorporated by reference to Exhibit 10.5 to the Company’s December 31, 2000 Form 10-K (File No. 0-23270).

10.6*

Stock Option Agreement, dated May 21, 1998, between Dominion Homes, Inc. and Pete A. Klisares (which agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald Tilley)

Incorporated by reference to Exhibit 10.22 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.7*

Stock Option Agreement dated April 29, 1999 between Dominion Homes, Inc. and Pete A. Klisares (which agreement is the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald Tilley)

Incorporated by reference to Exhibit 10.2 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.8*

Stock Option Agreement, dated April 27, 2000, between Dominion Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald Mayo and C. Ronald Tilley

Incorporated by reference to Exhibit 10.37 to the Company’s December 31, 2000 Form 10-Q (File No. 0-23270).

10.9*

Stock Option Agreement, dated May 3, 2001 between Dominion Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald Tilley

Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 2001 Form 10-Q (File No. 0-23270).

10.10*

Stock Option Agreement, dated May 2, 2002 between Dominion Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald Tilley

Incorporated by reference to Exhibit 10.3 to the Company’s March 30, 2002 Form 10-Q (File No. 0-23270).

10.11*	Restricted Stock Agreement, dated September 1, 2000, between Dominion Homes, Inc. and Karl E. Billisits	Filed herewith.

10.12*	Restricted Stock Agreement, dated May 17, 2001 between Dominion Homes, Inc. and Jack L. Mautino	Incorporated by reference to Exhibit 10.16 to the Company’s December 31, 2001 Form 10-K (File No. 0-23270).

10.13*	Restricted Stock Agreement, dated August 1, 2002 between Dominion Homes, Inc. and Tad E. Lugibihl	Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.14*	Restricted Stock Agreement, dated August 1, 2002 between Dominion Homes, Inc. and Loribeth Steiner	Incorporated by reference to Exhibit 10.2 to the Company’s September 20, 2002 Form 10-Q (File No. 0-23270).

10.15*	Restricted Stock Agreement dated October 22, 2002 between Dominion Homes, Inc. and Douglas G. Borror	Filed herewith.

10.16*	Restricted Stock Agreement dated October 22, 2002 between Dominion Homes, Inc. and Jon M. Donnell	Filed herewith.

10.17*	Restricted Stock Agreement dated October 22, 2002 between Dominion Homes, Inc. and Peter J. O’Hanlon	Filed herewith.

10.18*	Amended Employment Agreement dated December 29, 2000, between Dominion Homes, Inc. and Jon M. Donnell	Incorporated by reference to Exhibit 10.13 to the Company’s December 31, 2000 Form 10-Q (File No. 0-23270).

10.19*	Amendment to Amended Employment Agreement dated December 20, 2002, between Dominion Homes, Inc. and Jon M. Donnell	Filed herewith.

10.20*	Amended Employment Agreement dated December 29, 2000, between Dominion Homes, Inc. and Robert A. Meyer, Jr.	Incorporated by reference to Exhibit 10.14 to the Company’s December 31, 2000 Form 10-Q (File No. 0-23270).

10.21*	Amendment to Amended Employment Agreement dated December 20, 2002, between Dominion Homes, Inc. and Robert A. Meyer, Jr.	Filed herewith.

10.22*	Amended Employment Agreement dated December 29, 2000, between Dominion Homes, Inc. and Peter J. O’Hanlon	Incorporated by reference to Exhibit 10.15 to the Company’s December 31, 2000 Form 10-Q (File No. 0-23270).

10.23*	Amendment to Amended Employment Agreement dated December 20, 2002, between Dominion Homes, Inc. and Peter J. O’Hanlon	Filed herewith.

10.24*	Amended and Restated Dominion Homes, Inc. Executive Deferred Compensation Plan, effective November 15, 1997	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (File No. 333-40051) as filed with the Commission on November 12, 1997.

10.25*	Amendment to Dominion Homes, Inc. Amended and Restated Executive Deferred Compensation Plan, dated July 29, 1998	Incorporated by reference to Exhibit 10.30 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.26*

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

10.27*

Dominion Homes, Inc. Endorsement Split Dollar Agreement dated December 20, 2002, between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Endorsement Split Dollar Agreements entered into between the Company and other executive officers of the Company except as to each executive officer’s death benefit and cash consideration received for which a supplemental schedule is attached)

Filed herewith.

10.28*	Dominion Homes, Inc. Supplemental Executive Retirement Plan effective January 1, 2003	Filed herewith.

10.29*

Dominion Homes, Inc. Notice of Participation of Douglas G. Borror for the Supplemental Executive Retirement Plan (which notice is substantially the same as notices of participation of the other executive officers of the Company except for initial and annual employer contributions for which a supplemental schedule is attached)

Filed herewith.

10.30*	Dominion Homes, Inc. Incentive Growth Plan effective as of May 1, 2002	Incorporated by reference to Exhibit 10.2 to the Company’s March 31, 209802 Form 10-Q (File No. 0-23270).

10.31	Decorating Center Lease Agreement, dated January 4, 1994, between Borror Corporation and Borror Realty Company, as amended by addendum No. 1, effective July 1, 1994	Incorporated by reference to Exhibit 10.12 to the Company’s December 31, 1994 Form 10-K (File No. 0-23270).

10.32	First Amendment to Lease Agreement, dated March 19, 1996, between Borror Realty Company and Borror Corporation	Incorporated by reference to Exhibit 10.21 to the Company’s March 31, 1995 Form 10-Q (File No. 0-23270).

10.33	Lease dated December 29, 1997 as amended by Addendum dated February 2, 1998, between Borror Realty Company and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s December 31, 1997 Form 10-K (File No. 0-23270).

10.34	Office Sublease Agreement dated July 31, 1998, between Dominion Homes, Inc. and Alliance Title Agency, Ltd.	Incorporated by reference to Exhibit 10.31 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.35	Assignment and Assumption of Lease dated June 24, 1999 by and among Rommy K. Chung, Dominion Homes, Inc. and BRC Properties Inc. (formerly The Borror Corporation)	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.36	Lease dated March 1, 1994 between The Borror Corporation and Rommy K. Chung	Incorporated by reference to Exhibit 10.4 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.37	Assignment and Assumption of Lease dated June 24, 1999 by and among Dao Q. Nguyen, Dominion Homes, Inc., and BRC Properties Inc. (formerly Borror Realty Company)	Incorporated by reference to Exhibit 10.5 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.38	Lease dated November 12, 1997 between Borror Realty Company and Thomas M. Nguyen and assigned on October 2, 1998 to Dao Q. Nguyen	Incorporated by reference to Exhibit 10.6 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.39	Lease dated September 29, 1999 between BRC Properties Inc. and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.9 to the Company’s September 30, 1999 Form 10-Q (File No. 0-23270).

10.40	Lease dated April 30, 2001 between FGSC, LLC and Dominion Homes of Kentucky, LTD. for office space in Louisville, Kentucky	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2001 Form 10-Q (File No. 0-23270).

10.41	Lease dated November 30, 2001 between BRC Properties Inc. and Dominion Homes Financial Services, Ltd.	Incorporated by reference to Exhibit 10.33 to the Company’s December 31, 2001 Form 10-K (File No. 0-23270).

10.42	Office Lease Agreement dated August 21, 2002 between Dominion Homes, Inc. and Precision Equities, Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.43	Real Estate Purchase Agreement dated August 27, 2002 between Dominion Homes, Inc. and Francis E. Barnes, Trustee	Incorporated by reference to Exhibit 10.5 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.44	Real Estate Purchase Agreement dated November 7, 2002 between Dominion Homes, Inc. and ASC Real Estate Development, L.L.C.	Filed herewith.

10.45	Abbreviated Form of Agreement dated December 5, 2002, between Dominion Homes, Inc. and the Daimler Group	Filed herewith.

10.46	Agreement For Services dated November 5, 1999 between Homebuilders Financial Network, Inc. and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.10 to the Company’s September 30, 1999 Form 10-Q (File No. 0-23270).

10.47	Amended and Restated Credit Agreement dated December 31, 2001, among Dominion Homes, Inc., The Huntington National Bank, as Administrative and Issuing Agent and the Lenders listed therein.	Incorporated by reference to Exhibit 10.35 to the Company’s December 31, 2001 Form 10-K (File No. 0-23270).

10.48

First Amendment to Amended and Restated Credit Agreement dated June 10, 2002, among Dominion Homes, Inc., The Huntington National Bank, as administrative and Issuing Agent, and the Lenders listed therein

Incorporated by reference to Exhibit 10.13 to the Company’s June 30, 2002 Form 10-Q (File No. 0-23270).

10.49

Consent Agreement dated August 20, 2002 between Dominion Homes, Inc. among Dominion Homes, Inc., The Huntington National Bank, as administrative and Issuing Agent, and the Lenders listed therein modifying the operating lease covenants contained in the Amended and Restated Credit Agreement

Incorporated by reference to Exhibit 10.3 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.50	Second Amendment to Amended and Restated Credit Agreement dated December 31, 2002, among The Huntington National Bank, as administrative and Issuing Agent, and the Lenders listed therein	Filed herewith.

10.51	Third Amendment to Amended and Restated Credit Agreement dated February 13, 2003, among The Huntington National Bank, as administrative and Issuing Agent, and the Lenders listed therein	Filed herewith.

21	Subsidiaries	Filed herewith.

23	Consent of PricewaterhouseCoopers LLP Independent Public Accountants	Filed herewith.

99.1	Sarbanes-Oxley certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

*	Indicates management contracts, compensatory plans or other arrangements.