Form 10-Q
period 2003-03-31
DOMINION HOMES INC
filed 2003-05-13
CIK 917857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

1. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☒  No  ☐

Number of common shares outstanding as of May 12, 2003: 8,061,750

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$4,511	$4,121
Accounts receivable
Trade	87	413
Due from financial institutions for residential closings	2,691	2,584
Real estate inventories:
Land and land development costs	151,386	157,165
Homes under construction	113,186	102,450
Other	2,837	3,240

Total real estate inventories	267,409	262,855

Prepaid expenses and other	4,147	3,404
Deferred income taxes	6,479	6,901
Property and equipment, at cost	18,040	16,617
Less accumulated depreciation	(9,702)	(9,158)

Net property and equipment	8,338	7,459

Total assets	$293,662	$287,737

Liabilities and Shareholders’ Equity
Accounts payable	$10,897	$7,231
Deposits on homes under contract	2,314	2,314
Accrued liabilities	29,165	29,726
Note payable, banks	110,455	111,070
Term debt	4,557	4,415

Total liabilities	157,388	154,756

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,279,211 shares issued and 8,059,700 shares outstanding on March 31, 2003 and 8,273,211 shares issued and 8,202,691 shares outstanding on December 31, 2002	61,840	61,799
Deferred compensation	(1,678)	(1,784)
Retained earnings	81,284	76,446
Accumulated other comprehensive loss	(2,318)	(2,460)
Treasury stock, at cost (219,511 shares at March 31, 2003 and 70,520 shares at December 31, 2002)	(2,854)	(1,020)

Total shareholders’ equity	136,274	132,981

Total liabilities and shareholders’ and equity	$293,662	$287,737

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$103,985	$98,378
Cost of real estate sold	79,046	75,442

Gross profit	24,939	22,936
Selling, general and administrative	15,380	13,842

Income from operations	9,559	9,094
Interest expense	1,628	2,099

Income before income taxes	7,931	6,995
Provision for income taxes	3,093	2,924

Net income	$4,838	$4,071

Earnings per share
Basic	$0.61	$0.63

Diluted	$0.59	$0.62

Weighted average shares outstanding
Basic	8,036,522	6,465,777

Diluted	8,134,770	6,578,701

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Deferred Compensation				Accumulated Other
	Common Shares	Liability	Trust Shares	Retained Earnings	Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2002	$61,799	$(639)	$(1,145)	$76,446	$(2,460)	$(1,020)	$132,981
Net income				4,838			4,838
Unrealized hedging gain, net of deferred taxes of $98					142		142

Comprehensive income							4,980

Shares awarded and redeemed	41						41
Shares distributed from trust for deferred compensation		(114)	114				—
Shares repurchased						(1,834)	(1,834)
Deferred compensation		157	(51)				106

Balance, March 31, 2003	$61,840	$(596)	$(1,082)	$81,284	$(2,318)	$(2,854)	$136,274

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2003	2002
Cash flows from operating activities:
Net income	$4,838	$4,071
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	823	498
Issuance of common shares for compensation	27	33
Reserve for real estate inventories	120	473
Deferred income taxes	324	(769)
Changes in assets and liabilities:
Accounts receivable	219	(251)
Real estate inventories	(4,607)	(15,331)
Prepaid expenses and other	(744)	(304)
Accounts payable	3,666	696
Deposits on homes under contract		243
Accrued liabilities	(304)	1,272

Net cash provided by (used in) operating activities	4,362	(9,369)

Cash flows from investing activities:
Purchase of property and equipment	(706)	(125)

Net cash used in investing activities	(706)	(125)

Cash flows from financing activities:
Payments on note payable banks	(86,207)	(87,803)
Proceeds from note payable banks	85,592	95,980
Payments on term debt	(311)	(438)
Payments on deferred financing fees	(188)	(613)
Payments on capital lease obligations	(332)	(97)
Common shares purchased or redeemed	(1,820)	193

Net cash (used in) provided by financing activities	(3,266)	7,222

Net change in cash and cash equivalents	390	(2,272)
Cash and cash equivalents, beginning of period	4,121	5,619

Cash and cash equivalents, end of period	$4,511	$3,347

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$565	$2,305

Income taxes paid	$2,253	$1,540

Land acquired by seller financing	$785	$—

The accompanying notes are an integral part of the consolidated financial statements.

DOMINION HOMES, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dominion Homes, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2002 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our December 31, 2002 audited annual financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full year.

2. Income Taxes

The Company provides for income taxes in interim periods based on its annual effective tax rate. The estimated annual effective tax rate used to determine the tax expense for the first quarter of 2003 decreased to 39.0% from 41.8% for the first quarter of 2002 as a result of expected benefits from tax planning strategies.

3. Stock Based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the Company’s stock option awards are granted at prices not less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards. Compensation expense related to restricted share awards is determined at the date of grant, recorded as unearned compensation expense and amortized over the vesting period of the awarded shares. The unearned compensation expense related to such awards is reflected as a reduction of shareholders’ equity.

Had compensation cost for stock options been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share for the three months ended March 31, would have been reduced to the pro forma amounts indicated below:

	2003	2002
Net income, as reported	$4,838,000	$4,071,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(4,000)	(6,000)

Pro forma net income	$4,834,000	$4,065,000

Earnings per share
Basic as reported	$0.61	$0.63
Basic pro forma	$0.61	$0.63
Diluted as reported	$0.59	$0.62
Diluted pro forma	$0.59	$0.62

The Company did not grant any stock options during the three months ended March 31, 2003.

4. Capitalized Interest

The Company capitalizes the cost of interest related to construction costs during the construction period of homes and related to land development costs incurred while development activities on undeveloped land are in process. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.8 million and $3.6 million at March 31, 2003 and 2002, respectively. The summary of total interest is as follows:

	Three Months Ended March 31,
	2003	2002
Interest incurred	$1,878,000	$2,275,000
Interest capitalized	(1,367,000)	(1,539,000)

Interest expensed directly	511,000	736,000
Previously capitalized interest charged to interest expense	1,117,000	1,363,000

Total interest expense	$1,628,000	$2,099,000

5. Note Payable, Banks

The Company is currently operating under a $175.0 million Senior Unsecured Revolving Credit Facility (“the Facility”) that was executed on December 31, 2001 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

As of March 31, 2003, the Company was in compliance with the Facility covenants and had $73.5 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company’s utilization of the proceeds of borrowings under the Facility.

6. Interest Rate Swaps

The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $80 million of borrowings under the Facility at March 31, 2003. The related fair value of these interest rate swaps at March 31, 2003 was a loss of approximately $3.8 million. The interest rate swap contracts mature between May 6, 2003 and October 4, 2005 and fix interest rates between 3.16% and 5.98%, plus a variable margin based on an interest coverage ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly.

7. Purchase of Treasury Shares

During the first quarter of 2003, the Company repurchased 147,500 of its common shares for an aggregate purchase price of $1.8 million, bringing the total number of treasury shares at March 31, 2003 to 219,511 shares. The Company had 70,520 of its common shares in treasury at December 31, 2002.

8. Earnings per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	Three Months Ended March 31,
	2003	2002
Weighted average shares outstanding during the period	8,036,522	6,465,777
Assuming exercise of options	98,248	112,924

Weighted average shares outstanding adjusted for common share equivalents	8,134,770	6,578,701

9. Warranty Costs

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was $358,000 and $329,000 for the three months ended, March 31, 2003 and 2002, respectively. Accrued warranty cost was $3,638,000 and $2,640,000 at March 31, 2003 and 2002, respectively.

A reconciliation of the changes in the warranty liability for the three months ended March 31 is as follows:

	2003	2002
Balance at the beginning of the period	$3,998,000	$2,568,000
Accruals for warranties issued during the period	358,000	329,000
Accruals related to pre-existing warranties (including changes in estimates)	(201,000)
Settlements made (in cash or in kind) during the period	(517,000)	(257,000)

Balance at the end of the period	$3,638,000	$2,640,000

10. Legal Proceedings

The Company is involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company’s management, there are no currently pending proceedings that will have a material adverse effect on the Company’s financial condition or results of operations.

11. Recently Issued Accounting Pronouncement

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

During the first quarter of 2003 we experienced record first quarter results. Net income for first quarter 2003 increased 18.8% to $4.8 million from $4.1 million in the first quarter of 2002. Earnings were $0.59 per diluted share for the first quarter of 2003 compared to $0.62 per diluted share for the first quarter of 2002. Earnings per share decreased due to the sale of 1,503,900 of our common shares during June and July of 2002, offset in part by our repurchase of 147,500 our common shares during the first quarter of 2003. The weighted average number of diluted shares outstanding during the three months ended March 31, 2003 increased 23.7% to 8,134,770 shares, compared to 6,578,701 shares during the three months ended March 31, 2002.

The improvement in first quarter net income primarily resulted from a $5.6 million increase in revenues, which is reflected in the $2.0 million gross profit increase from $22.9 million for the first quarter of 2002 to $24.9 million for the first quarter of 2003. Additionally, the improved net income reflects a $500,000 decrease in interest expense caused by a reduction in first quarter 2003 borrowings. These improvements in net income were somewhat offset by a $1.5 million increase in selling, general and administrative expenses over the previous year’s first quarter, primarily due to variable costs associated with delivering more homes.

During the first quarter of 2003, we sold a record 863 homes representing a sales value of $152.0 million, compared to 717 homes, representing a sales value of $133.5 million during first quarter 2002. Our backlog on March 31, 2003 was 1,312 contracts with a sales value of $244.9 million, compared to a backlog of 1,231 contracts with a sales value of $239.9 million on March 31, 2002.

On February 10, 2003, our Board of Directors authorized the repurchase of up to 250,000 of our common shares through December 31, 2003. The repurchase program was implemented due to the Board of Director’s confidence in our long term prospects and belief that our common shares represent an attractive investment opportunity. During the first quarter of 2003, we purchased 147,500 common shares for an aggregate purchase price of $1.8 million. On May 6, 2003, our Board of Directors authorized the purchase of an additional 147,500 of the Company’s common shares, bringing the total number of common shares authorized to be purchased during 2003 to 397,500.

Our continued focus on selling affordable and standardized homes is one of the primary reasons for our improved operating results. During the first quarter of 2003, our entry level or

Independence Series accounted for just over 30% of our unit sales versus 11% during the first quarter of 2002. This focus, along with attractive interest rates, has allowed our sales to continue to increase despite other concerns with the overall economy. Harsh and persistent winter weather conditions have slowed land development and home construction and will unfavorably impact the delivery of homes during the second quarter of 2003. However, we expect net income for the first half of 2003 to exceed net income for the first half of 2002.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

This Report contains various “forward–looking statements” within the meaning of applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors, which could cause our actual results for 2003 and beyond to differ materially from those expressed in such forward-looking statements. Certain of these important factors are described in our Annual Report on Form 10-K for the year-ended December 31, 2002 and include the following risks and uncertainties:

•	National and local general economic, business and other conditions

•	Domestic terrorist attacks and the threat or involvement of the United States in international armed conflict

•	Adverse weather conditions

•	Development and construction delays

•	Availability and affordability of residential mortgage financing

•	Our significant leverage and dependence on the availability of financing

•	Impact of in-house land acquisition and development and our position in land and inventory homes

•	Impact of governmental regulation and environmental considerations

•	Geographic concentration in two markets

•	Problems associated with expansion

•	Problems associate with introducing new product lines

•	Dependence on key personnel

•	Quarterly variability in our operating results

•	Unanticipated warranty claims

•	Commencement and outcome of litigation

•	Inflation and other cost increases

•	Material or labor shortages

•	Impact of competitive products and pricing

•	Critical accounting policies that are dependent on management estimates and assumptions

•	Restrictions imposed upon us by our bank credit facility

•	Other risks described in our Securities and Exchange Commission filings

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

Three Months Ended	Revenues (in thousands)	Sales Contracts (in units)[1]	Closings (in units)	Backlog (at period end) (in units)
June 30, 2001	$90,649	589	466	1,259
Sept. 30, 2001	$121,053	484	631	1,112
Dec. 31, 2001	$116,637	530	610	1,032
Mar. 31, 2002	$98,378	717	518	1,231
June 30, 2002	$133,162	625	702	1,154
Sept. 30, 2002	$139,360	605	724	1,035
Dec. 31, 2002	$120,806	630	647	1,018
Mar. 31, 2003	$103,985	863	569	1,312

(1)	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended March 31,
	2003	2002
Financial Data
Revenues	100.0%	100.0%
Cost of real estate sold	76.0	76.7

Gross profit	24.0	23.3
Selling, general and administrative	14.8	14.1

Income from operations	9.2	9.2
Interest expense	1.6	2.1

Income before income taxes	7.6	7.1
Provision for income taxes	3.0	3.0

Net income	4.6%	4.1%

Operating Data
Homes:
Sales contracts, net of cancellations	863	717
Closings	569	518
Backlog at period end	1,312	1,231
Average sales price of homes closed during the period (in thousands)	$179	$185
Average sales value of homes in backlog at period end (in thousands)	$187	$195
Aggregate sales value of homes in backlog at period end (in thousands)	$244,896	$239,938

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

First Quarter 2003 Compared to First Quarter 2002

Revenues. Our revenues for the first quarter of 2003 increased by 5.7% to $104.0 million from the delivery of 569 homes compared to revenues for the first quarter of 2002 of $98.4 million from the delivery of 518 homes. This $5.6 million increase in revenues resulted from the delivery of 51 more homes in the first quarter of 2003 than the first quarter of 2002. We delivered more homes because a higher percentage of the homes delivered were entry-level homes, which have a shorter build time and lower average sales price than our move-up homes. As a result, the average price of homes delivered during the first quarter of 2003 decreased to $178,900 from $185,300 during the first quarter of 2002. This decrease in average home delivery prices was planned and is expected to continue because of our strategy to expand the number of communities in which we offer these entry-level homes.

Included in revenues are other revenues, consisting principally of fees from our mortgage financing services subsidiary. These other revenues amounted to $2.4 million during the first quarter of 2003 compared to $2.6 million during the first quarter of 2002.

Gross Profit. Our gross profit for the first quarter of 2003 increased by 8.7% to $24.9 million from $22.9 million for the first quarter of 2002. This $2.0 million increase was due to the delivery of more homes and the reduced cost associated with mortgage finance contributions resulting from lower interest rates.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first quarter of 2003 increased by 11.1% to $15.4 million from $13.8 million for the first quarter of 2002. This $1.6 million increase was primarily due to the increased variable costs associated with delivering more homes.

Interest Expense. Our interest expense for the first quarter of 2003 decreased to $1.6 million from $2.1 million for the first quarter of 2002, due to our use of proceeds from our sale of additional common shares during 2002 to reduce debt under the Facility. The average borrowings under the Facility decreased to $106.6 million for the first quarter of 2003 compared to $138.4 million for the first quarter of 2002. The weighted average rate of interest of total borrowings was 6.1% for the first quarter of 2003 compared to 6.6% for the first quarter of 2002.

Provision for Income Taxes. Our income tax expense for the first quarter of 2003 increased by 5.8% to $3.1 million from $2.9 million for the first quarter of 2002. Our estimated annual effective tax rate used to determine our tax expense decreased to 39.0% from 41.8% as a result of expected benefits from tax planning strategies

Liquidity and Capital Resources

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

Sources and Uses of Cash

For the First Three Months of 2003 Compared to the First Three Months of 2002

During the first three months of 2003, we generated $9.0 million of cash flow from operations before expenditures on real estate inventories of $4.6 million. During the first quarter of 2003, real estate inventories increased because we invested $10.8 million in homes under construction while reducing land and land development inventories by $5.8 million and other building material inventories by $400,000. We utilized cash from operations to reduce debt and repurchase common shares.

During the first three months of 2002, we generated $6.0 million of cash flow from operations before expenditures on real estate inventories of $15.3 million. Real estate inventories increased because we invested $23.0 million in homes under construction and $300,000 in building material inventories while reducing land and land development inventories by $8.0 million. We utilized cash from operations together with borrowing under our bank credit facility to finance the increase in real estate inventories.

Real Estate Inventories

We are currently developing approximately 90% of the communities in which we are building homes. We generally do not purchase land for resale. We attempt to maintain a land inventory sufficient to meet our anticipated lot needs for the next three to five years. Land inventory owned by us consists of either land titled in our name or our pro rata share of land that is titled in the name of one of our joint ventures. Land inventory controlled by us consists of land that we have committed to purchase or have the right to acquire under contingent purchase and option contracts. These option agreements expire at various dates through 2009. During the first three months of 2003, we exercised options to purchase 719 lots, including 325 lots in Louisville, Kentucky. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time and our evaluation of the future demand for our homes. Our real estate inventories at March 31, 2003 were $267.4 million, consisting primarily of $151.4 million of land and land under development and $113.2 million of homes under construction.

The following table sets forth our land inventory as of March 31, 2003:

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Owned by the Company:
Central Ohio	1,330	1,281	4,960	7,571
Louisville, Kentucky	120	157	643	920
Controlled by the Company:
Central Ohio			6,176	6,176
Louisville, Kentucky			528	528

	1,450	1,438	12,307	15,195

We selectively enter into joint ventures with other homebuilders to own and develop communities. The participants in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs of the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of March 31, 2003, we were party to a joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture’s loan agreement up to $1.2 million, representing our one-half interest. At March 31, 2003, the joint venture had $574,000 in loans outstanding and the portion guaranteed by us was $287,000.

On March 31, 2003, we had 197 single-family inventory homes in various stages of construction, representing an aggregate investment of $15.4 million, compared to 229 inventory homes in various stages of construction, representing an aggregate investment of $18.4 million on March 31, 2002. We do not include inventory homes in sales or backlog.

Land Purchase Commitments

On March 31, 2003, we had commitments to purchase residential lots and unimproved land at an aggregate cost of $6.3 million, net of approximately $160,000 in good faith deposits. We intend to purchase this land over the next several years. On March 31, 2003, we also had $64.3 million of cancelable obligations to purchase residential lots and unimproved land, net of $418,000 in good faith deposits. Cancelable obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We expect to purchase most of the residential lots and unimproved land that we have under contract, provided we can obtain adequate zoning and if no other significant obstacles to development arise. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under our bank credit facility.

Inflation and Other Cost Increases

We are not always able to reflect all of our cost increases in the prices of our homes because competitive pressures and other factors sometimes require us to maintain or discount those prices. While we attempt to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, we may incur unanticipated costs which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require us, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, we may incur additional costs to obtain subcontractors when certain trades are not readily available, which can result in lower gross profits.

Debt and Other Obligations

On December 31, 2001 we entered into an Amended and Restated $175.0 million Senior Unsecured Revolving Credit Facility (“the Facility”). Eight banks participate in the Facility, led by Huntington National Bank, which serves as the Administrative Agent and Issuing Bank under the Facility. For a more detailed description of the Bank Facility, including restrictions on our business activities, see Note 7 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

In addition to the amendments described in Note 7 of the Consolidated Financial Statements, the Facility was further amended on February 13, 2003 to increase the dollar amount of our common shares that we are allowed to repurchase from $500,000 to $4.0 million during any fiscal year or $7.0 million aggregate after December 31, 2001 through the expiration of the Facility on May 31, 2005. During the first quarter of 2003, we purchased 147,500 common shares for an aggregate purchase price of $1.8 million.

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

During 2002, we purchased land adjacent to our main corporate office facility and began the construction of a second office building in which we will consolidate employees working in various short-term leased facilities and provide for future growth. We anticipate the new office facility will be approximately 35,000 square feet, and it is our intention to sell and lease back this facility from an as yet undetermined third party. We are currently financing this expansion with borrowings under the Facility.

As of March 31, 2003, we were in compliance with the Facility covenants and had $73.5 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on our use of the proceeds from borrowings under the Facility.

We purchased land for development that was partially financed with seller provided term debt with an outstanding balance of $1.1 million at March 31, 2003. We expect to repay this debt during 2003.

The following is a summary of our contractual cash obligations and other commercial commitments at March 31, 2003 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Term Obligations:
Notes payable, banks	$110,455		$110,455
Term debt	1,096	$1,096
Capital lease obligations	3,461	1,383	1,858	$220
Operating leases	3,457	2,057	918	482
Land purchase commitments	6,274	4,801	1,473

Total contractual cash obligations	$124,743	$9,337	$114,704	$702	$—

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Other Commercial Commitments:
Letters of credit	$2,054	$1,840	$214
Performance bonds	33,560	17,337	137	$16,086
Guarantees	287	287
Cancelable land contracts	64,293	35,396	22,687	2,789	$3,421

Total commercial commitments	$100,194	$54,860	$23,038	$18,875	$3,421

Recently Issued Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003, we were a party to six interest rate swap contracts with an aggregate notional amount of $80 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt on March 31, 2003, after considering the effect of the swap contracts, is approximately 72% of total borrowings under the Facility. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Amount	Start Date	Maturity Date	Fixed Rate
$10 million	May 6, 1998	May 6, 2003	5.96%
$20 million	Dec. 14, 2000	Jan. 12, 2004	5.98%
$20 million	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10 million	Mar. 8, 2001	Mar. 8, 2004	5.16%
$10 million	Sept. 12, 2001	Sept. 12, 2004	4.54%
$10 million	Oct. 23, 2002	Oct. 4, 2005	3.16%

The following table presents descriptions of the financial instruments and derivative instruments that we held at March 31, 2003. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $80.0 million of the variable rate liabilities subject to interest-rate derivatives is the contractual average pay rate plus the variable margin (1.75% for the three months ended March 31, 2003 and 2.0% for the three months ended March 31, 2002). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at March 31, 2003 and 2002 was $110.5 million and $139.7 million, respectively. During the three months ended March 31, 2003, the fair value of the interest rate contracts increased by $240,000, reducing the fair value loss from $4.2 million at December 31, 2002 to $4.0 million at March 31, 2003. We do not expect the loss to be realized because we expect to retain the swap contracts to maturity. All dollar amounts are in thousands.

				TOTAL
	2003	2004	2005	2003	2002
Liabilities
Variable rate			$110,455	$110,455	$139,688
Average interest rate			6.1%	6.1%	6.00%
Interest-Rate Derivatives
Notional amount	$80,000	$70,000	$30,000	$80,000	$70,000
Average pay rate	5.06%	4.89%	4.37%	5.06%	5.44%
Average receive rate	1.42%	1.41%	1.41%	1.42%	1.89%

Item 4 – Controls and Procedures

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

PART II – OTHER INFORMATION

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

Item 2. Change in Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5. Other Information.

On September 20, 2002, the Sierra Club filed a lawsuit against the City of Columbus (the “City”) in Federal District Court (Sierra Club Ohio Chapter v. The City of Columbus, United States District Court, Southern District of Ohio, Eastern Division, Case No. C2-02-722) under the Federal Clean Water Act alleging that the City has unlawfully discharged sanitary sewage during storm events. The Company is not a party to this lawsuit. The lawsuit seeks various remedies that, if granted, could restrict the City’s ability to permit new connections to the Columbus sewer system pending the elimination of the discharges. Based on its review of similar lawsuits and the remedies granted, the Company believes that it is unlikely that any remedies granted pursuant to this lawsuit would result in a material adverse effect on the Company’s Central Ohio homebuilding operations. The Company will continue to monitor this lawsuit.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: See attached index (following the signature page).

(b)	Reports on Form 8-K.

(1) Form 8-K dated January 14, 2003 – On January 14, 2003, the Company, announced its sales and closings for the fourth quarter and the year ended December 31, 2002. A copy of the Company’s press release announcing those results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.).

(2) Form 8-K dated February 5, 2003 – On February 5, 2003, the Company announced its net income for the quarter and year ended December 31, 2002. A copy of the Company’s press release announcing those financial results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.).

(3) Form 8-K dated February 11, 2003 – On February 10, 2003, the Company announced a program whereby the Company is authorized to purchase, through December 31, 2003, up to 250,000 of its common shares listed on the Nasdaq National Market.

(4) Form 8-K dated February 24, 2003 – On February 24, 2003, the Company announced its scheduled presentation to the investment community via live audio webcast at the Raymond James Institutional Investors Conference on Tuesday March 4, 2003. A press release announcing this scheduled presentation was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION HOMES, INC. (Registrant)

Date:	May 13, 2003	By:	/s/ DOUGLAS G. BORROR
Douglas G. Borror Chief Executive Officer

Date:	May 13, 2003	By:	/s/ JON M. DONNELL
Jon M. Donnell President and Chief Operating Officer

Date:	May 13, 2003	By:	/s/ PETER J. O’HANLON
Peter J. O’Hanlon Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ PETER J. O’HANLON
Peter J. O’Hanlon Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 of the Company’s Form 8-A/A file April 30, 2003 (File No. 0-23270)

99.1	Sarbanes-Oxley Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith