Form 10-Q
period 2003-06-30
DOMINION HOMES INC
filed 2003-08-13
CIK 917857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Number of common shares outstanding as of August 12, 2003: 8,064,750

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	June 30, 2003 (unaudited)	December 31, 2002
Assets
Cash and cash equivalents	$3,433	$4,121
Accounts receivable
Trade	80	413
Due from financial institutions for residential closings	4,157	2,584
Real estate inventories:
Land and land development costs	153,164	157,165
Homes under construction	126,063	102,450
Other	3,430	3,240

Total real estate inventories	282,657	262,855

Prepaid expenses and other	4,461	3,404
Deferred income taxes	6,782	6,901
Property and equipment, at cost	20,904	16,617
Less accumulated depreciation	(10,264)	(9,158)

Net property and equipment	10,640	7,459

Total assets	$312,210	$287,737

Liabilities and Shareholders’ Equity
Accounts payable	$15,004	$7,231
Deposits on homes under contract	2,501	2,314
Accrued liabilities	26,617	29,726
Note payable, banks	118,036	111,070
Term debt	4,994	4,415

Total liabilities	167,152	154,756

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,284,261 shares issued and 8,064,750 shares outstanding on June 30, 2003 and 8,273,211 shares issued and 8,202,691 shares outstanding on December 31, 2002	62,997	61,799
Deferred compensation	(2,350)	(1,784)
Retained earnings	89,499	76,446
Accumulated other comprehensive loss	(2,234)	(2,460)
Treasury stock, at cost (219,511 shares at June 30, 2003 and 70,520 shares at December 31, 2002)	(2,854)	(1,020)

Total shareholders’ equity	145,058	132,981

Total liabilities and shareholders’ equity	$312,210	$287,737

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$139,974	$133,162	$243,959	$231,540
Cost of real estate sold	106,518	103,865	185,564	179,307

Gross profit	33,456	29,297	58,395	52,233
Selling, general and administrative	17,600	15,790	32,980	29,632

Income from operations	15,856	13,507	25,415	22,601
Interest expense	2,118	2,766	3,746	4,865

Income before income taxes	13,738	10,741	21,669	17,736
Provision for income taxes	5,523	4,446	8,616	7,370

Net income	$8,215	$6,295	$13,053	$10,366

Earnings per share
Basic	$1.04	$0.96	$1.64	$1.59

Diluted	$1.02	$0.94	$1.61	$1.56

Weighted average shares outstanding
Basic	7,902,988	6,572,576	7,939,552	6,519,471

Diluted	8,073,706	6,695,781	8,104,219	6,638,189

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

		Deffereed Compensation		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Common Shares	Liability	Trust Shares
Balance, December 31, 2002	$61,799	$(639)	$(1,145)	$76,446	$(2,460)	$(1,020)	$132,981
Net income				13,053			13,053
Unrealized hedging gain, net of deferred taxes of $157					226		226

Comprehensive income							13,279

Shares awarded and redeemed	1,198	(1,114)					84
Shares distributed from trust for deferred compensation		(74)	74				—
Shares repurchased						(1,834)	(1,834)
Deferred compensation		614	(66)				548

Balance, June 30, 2003	$62,997	$(1,213)	$(1,137)	$89,499	$(2,234)	$(2,854)	$145,058

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$13,053	$10,366
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,968	910
Issuance of common shares for compensation	59	30
Reserve for real estate inventories	240	1,380
Deferred income taxes	(38)	(987)
Changes in assets and liabilities:
Accounts receivable	(1,240)	131
Real estate inventories	(18,172)	(10,289)
Prepaid expenses and other	(1,217)	(462)
Accounts payable	7,773	2,714
Deposits on homes under contract	187	27
Accrued liabilities	(2,692)	1,379

Net cash (used in) provided by operating activities	(79)	5,199

Cash flows from investing activities:
Purchase of property and equipment	(4,287)	(296)

Net cash used in investing activities	(4,287)	(296)

Cash flows from financing activities:
Payments on note payable banks	(197,579)	(202,248)
Proceeds from note payable banks	204,545	170,099
Payments on term debt	(621)	(713)
Payments on deferred financing fees	(188)	(1,031)
Payments on capital lease obligations	(670)	(196)
Proceeds from issuance of common shares	—	26,210
Common shares purchased or redeemed	(1,809)	193

Net cash provided by (used in) financing activities	3,678	(7,686)

Net change in cash and cash equivalents	(688)	(2,783)
Cash and cash equivalents, beginning of period	4,121	5,619

Cash and cash equivalents, end of period	$3,433	$2,836

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$1,220	$3,868

Income taxes paid	$10,937	$7,905

Land acquired by seller financing	$1,870	$—

DOMINION HOMES, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full year.

2.	Income Taxes

The Company provides for income taxes in interim periods based on its annual effective tax rate. The estimated annual effective tax rate used to determine the tax expense for the second quarter of 2003 decreased to 40.2% from 41.4% for the second quarter of 2002 as a result of expected benefits from tax planning strategies.

3.	Stock Based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the Company’s stock option awards are granted at prices not less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards. Compensation expense related to restricted share awards is determined at the date of grant and adjusted for changes in the fair value of the shares until the performance criteria are met. Compensation expense is recorded as unearned compensation expense and amortized over the vesting period of the awarded shares. The unearned compensation expense related to such awards was $2.4 million at June 30, 2003 and is reflected as a reduction of shareholders’ equity.

Had compensation cost for stock options been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share for the three months and six months ended June 30, would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$8,215,000	$6,295,000	$13,053,000	$10,366,000
Add stock based compensation expense included in reported net income, net of related tax effects	248,000	29,000	313,000	57,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(340,000)	(86,000)	(409,000)	(120,000)

Pro forma net income	$8,123,000	$6,238,000	$12,957,000	$10,303,000

Earnings per share
Basic as reported	$1.04	$0.96	$1.64	$1.59
Basic pro forma	$1.03	$0.95	$1.63	$1.58
Diluted as reported	$1.02	$0.94	$1.61	$1.56
Diluted pro forma	$1.01	$0.93	$1.60	$1.55

The weighted average fair value of options granted during 2003 and 2002 was $11.97 and $11.73, respectively. In determining the pro forma amount of stock-based compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 60% in 2003 and 50% in 2002; risk-free interest rates of 3.0% and 4.6% for 2003 and 2002 plan options, respectively; and expected life of 6 years for the plan options.

4.	Capitalized Interest

The Company capitalizes the cost of interest related to construction costs during the construction period of homes and related to land development costs incurred while development activities on undeveloped land are in process. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.6 million and $3.1 million at June 30, 2003 and 2002, respectively. The summary of total interest is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest incurred	$1,927,000	$2,240,000	$3,805,000	$4,515,000
Interest capitalized	(1,229,000)	(1,131,000)	(2,596,000)	(2,670,000)

Interest expensed directly	698,000	1,109,000	1,209,000	1,845,000
Previously capitalized interest charged to interest expense	1,420,000	1,657,000	2,537,000	3,020,000

Total interest expense	$2,118,000	$2,766,000	$3,746,000	$4,865,000

5.	Related Party Transactions

The Company is in the process of constructing a second office building and has expended approximately $2.1 million through June 30, 2003. On July 21, 2003, the Company entered into an agreement to sell the building BRC Properties Inc., a related party, for $4.5 million. Simultaneously, the Company entered into a fifteen-year total net basis lease agreement commencing on October 1, 2003 and expiring on September 30, 2018 with aggregate fixed rental payments of approximately $6.6 million. The terms of the sale and subsequent leaseback of the building were negotiated based on bids from multiple third parties, reviewed by an MAI appraiser and approved by the Affiliated Transactions Review Committee of the Company’s Board of Directors.

6.	Note Payable, Banks

The Company is currently operating under a $175.0 million Senior Unsecured Revolving Credit Facility (the “Facility”) that was executed on December 31, 2001 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

As of June 30, 2003, the Company was in compliance with the Facility covenants and had $54.7 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company’s utilization of the proceeds of borrowings under the Facility.

7.	Interest Rate Swaps

The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $90 million of borrowings under the Facility at June 30, 2003. The related fair value of these interest rate swaps at June 30, 2003 was a loss of approximately $3.7 million. The interest rate swap contracts mature between January 12, 2004 and May 3, 2008 and fix interest rates between 3.01% and 5.98%, plus a variable margin based on an interest coverage ratio. The variable margin may range from 1.75% to 2.50% and is determined quarterly.

8.	Purchase of Treasury Shares

During the first quarter of 2003, the Company repurchased 147,500 of its common shares for an aggregate purchase price of $1.8 million, bringing the total number of treasury shares at June 30, 2003 to 219,511 shares. The Company did not purchase treasury shares during the second quarter of 2003.

9.	Earnings per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average shares outstanding during the period	7,902,988	6,572,576	7,939,552	6,519,471
Assuming exercise of options	170,718	123,205	164,667	118,718

Weighted average shares outstanding adjusted for common share equivalents	8,073,706	6,695,781	8,104,219	6,638,189

10.	Warranty Costs

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was $1,000,000 and $1,051,000 for the three months ended, June 30, 2003 and 2002, respectively. Accrued warranty cost was $3,976,000 and $3,135,000 at June 30, 2003 and 2002, respectively.

A reconciliation of the changes in the warranty liability for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at the beginning of the period	$3,638,000	$2,640,000	$3,998,000	$2,568,000
Accruals for warranties issued during the period	486,000	451,000	844,000	780,000
Accruals related to pre-existing warranties (including changes in estimates)	514,000	600,000	313,000	600,000
Settlements made (in cash or in kind) during the period	(662,000)	(556,000)	(1,179,000)	(813,000)

Balance at the end of the period	$3,976,000	$3,135,000	$3,976,000	$3,135,000

11.	Legal Proceedings

The Company is involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company’s management, there are no currently pending proceedings that will have a material adverse effect on the Company’s financial condition or results of operations.

12.	Recently Issued Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. During the three months ended June 30, 2003, the Company evaluated its interests in land development joint ventures and Alliance Title Agency, Ltd. (“Alliance”). Alliance provides title insurance for most of the Company’s home closings in Ohio and is an Ohio limited liability company of which the Company owns 49.9%, the maximum percentage allowable under Ohio law. On the basis of this evaluation, the Company anticipates that it will consolidate Alliance effective in the third quarter of 2003. Consolidation of Alliance is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview

We are a leading builder of high-quality, single family homes in Central Ohio (the Columbus Metropolitan Statistical Area) and Louisville, Kentucky. Our customer-driven focus targets entry-level and move-up buyers. We offer three distinct series of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to $300,000 and in size from approximately 1,000 to 3,300 square feet. We believe our success has resulted from our ability to provide a wide-range of communities and home designs that entry-level and move-up buyers can afford.

During the second quarter of 2003, we experienced record second quarter results. Net income for the period increased 30.5% to $8.2 million from $6.3 million for the second quarter of 2002. Diluted earnings per share were $1.02 for the second quarter of 2003, compared to $0.94 for the second quarter of 2002. The weighted average number of diluted shares outstanding during the three months ended June 30, 2003 increased 20.6% to 8,073,706 shares, compared to 6,695,781 shares during the three months ended June 30, 2002.

The weighted average number of shares outstanding on June 30, 2003 increased compared to June 30, 2002 principally due to our sale of 1,503,900 shares during June and July of 2002, offset by our subsequent repurchase of 147,500 shares during February 2003. The repurchase of the 147,500 shares was made pursuant to a plan authorized on February 10, 2003 by the Company’s Board of Directors. This repurchase plan allowed us to repurchase up to 250,000 of our shares through December 31, 2003. On May 6, 2003, our Board of Directors increased the number of shares that could be repurchased during 2003 to 397,500 shares.

Revenues for the second quarter of 2003 increased by 5.1% to $140.0 million from the delivery of 764 homes, compared to revenues for second quarter 2002 of $133.2 from the delivery of 702 homes. Revenues were higher than originally expected because we were able to partially mitigate the effects of the unusually severe winter by improving delivery times once the weather improved and by selling and closing an increased number of inventory homes.

Gross profit for the second quarter of 2003 increased 14.2% to $33.5 million from $29.3 million for the second quarter of 2002, principally due to an increased number of closings, price increases in many of our better performing communities and finance cost savings. The improvement in net income was also the result of $648,000 less interest expense for second quarter 2003 than second quarter 2002. The improvement in gross profit and interest expense was partially offset by a $1.8 million increase in selling, general and administrative expense over second quarter 2002. The increase in selling, general and administrative expense was primarily due to increased variable costs associated with delivering more homes.

During the second quarter of 2003, we sold a record 904 homes representing a sales value of $161.0 million, compared to 625 homes, representing a sales value of $112.2 million during the second quarter of 2002. Our backlog on June 30, 2003 was 1,452 contracts, with a sales value of $269.5 million, compared to a backlog of 1,154 contracts, with a sales value of $223.7 million on June 30, 2002. In the second quarter of 2003, our entry-level homes, or Independence Series, accounted for 33% of our unit sales versus 20% in the second quarter of 2002. We believe one of the keys to our success has been our continued focus on selling affordable homes.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

This Report contains various “forward–looking statements” within the meaning of applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors, which could cause our actual results for 2003 and beyond to differ materially from those expressed in such forward-looking statements. Certain of these important factors are described in our Annual Report on Form 10-K for the year-ended December 31, 2002 and include the following risks and uncertainties:

•	National and local general economic, business and other conditions

•	Domestic terrorist attacks and the threat or involvement of the United States in international armed conflict

•	Adverse weather conditions

•	Development and construction delays

•	Availability and affordability of residential mortgage financing

•	Our significant leverage and dependence on the availability of acceptable financing

•	Impact of in-house land acquisition and development and our position in land and inventory homes

•	Impact of governmental regulation and environmental considerations

•	Geographic concentration in two markets

•	Problems associated with expansion

•	Problems associate with introducing new product lines

•	Dependence on key personnel

•	Quarterly variability in our operating results

•	Unanticipated warranty claims

•	Commencement and outcome of litigation

•	Inflation and other cost increases

•	Material or labor shortages

•	Impact of competitive products and pricing

•	Critical accounting policies that are dependent on management estimates and assumptions

•	Restrictions imposed upon us by our bank credit facility

•	Other risks described in our Securities and Exchange Commission filings

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

Three Months Ended	Revenues (in thousands)	Sales Contracts (in units)[1]	Closings (in units)	Backlog (at period end) (in units)
Sept. 30, 2001	$121,053	484	631	1,112
Dec. 31, 2001	$116,637	530	610	1,032
Mar. 31, 2002	$98,378	717	518	1,231
June 30, 2002	$133,162	625	702	1,154
Sept. 30, 2002	$139,360	605	724	1,035
Dec. 31, 2002	$120,806	630	647	1,018
Mar. 31, 2003	$103,985	863	569	1,312
June 30, 2003	$139,974	904	764	1,452

(1)	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Financial Data
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	76.1	78.0	76.1	77.4

Gross profit	23.9	22.0	23.9	22.6
Selling, general and administrative	12.6	11.9	13.5	12.8

Income from operations	11.3	10.1	10.4	9.8
Interest expense	1.5	2.1	1.5	2.1

Income before income taxes	9.8	8.0	8.9	7.7
Provision for income taxes	3.9	3.3	3.5	3.2

Net income	5.9%	4.7%	5.4%	4.5%

Operating Data
Homes:
Sales contracts, net of cancellations	904	625	1,767	1,342
Closings	764	702	1,333	1,220
Backlog at period end	1,452	1,154	1,452	1,154
Average sales price of homes closed during the period (in thousands)	$179	$185	$179	$185
Average sales value of homes in backlog at period end (in thousands)	$186	$194	$186	$194
Aggregate sales value of homes in backlog at period end (in thousands)	$269,470	$223,716	$269,470	$223,716

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

Second Quarter 2003 Compared to Second Quarter 2002

Revenues. Our revenues for the second quarter of 2003 increased by 5.1% to $140.0 million from the delivery of 764 homes, compared to revenues for the second quarter of 2002 of $133.2 million from the delivery of 702 homes. The increase in revenues was primarily due to the delivery of 62 additional homes during the second quarter of 2003. The revenues from the additional deliveries were slightly offset by the expected decrease in the average price of delivered homes, to approximately $179,300 during the second quarter of 2003 from approximately $185,000 during the second quarter of 2002. The decrease in the average price of delivered homes is a result of our entry level series making up a larger percentage of total closings. Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary. These other revenues amounted to $3.0 million during the second quarter of 2003, compared to $3.3 million for the second quarter of 2002.

Gross Profit. Our gross profit for second quarter 2003 increased by 14.2% to $33.5 million from $29.3 million for the second quarter of 2002. This $4.2 million increase was primarily due to the delivery of more homes, price increases in many of our better performing communities and reduced cost associated with mortgage financing resulting from lower interest rates.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the second quarter of 2003 increased by 11.5% to $17.6 million from $15.8 million. This $1.8 million increase was due to the increased variable costs associated with delivering more homes.

Interest Expense. Our interest expense for the second quarter of 2003 decreased to $2.1 million from $2.8 million for the second quarter of 2002, due to our use of proceeds from the sale of 1,503,900 common shares during 2002 to reduce debt under the Facility and lower interest rates. The average borrowing under the Facility decreased to $110.0 million for the second quarter of 2003 from $131.8 million for the second quarter of 2002. The weighted average rate of interest on total borrowings was 6.0% for the second quarter of 2003, compared to 6.7% for the second quarter of 2002.

Provision for Income Taxes. Our income tax expense for the second quarter of 2003 increased to $5.5 million from $4.4 million for the second quarter of 2002. Our estimated effective tax rate decreased to 40.2% for the second quarter of 2003 from 41.4% for the second quarter of 2002 as a result of expected benefits from tax planning strategies.

First Half 2003 Compared to First Half 2002

Revenues. Our revenues for the first half of 2003 increased by 5.4% to $244.0 million from the delivery of 1,333 homes, compared to revenues for the first half of 2002 of $231.5 million from the delivery of 1,220 homes. The increase in revenues was primarily due to the delivery of 113 additional homes during the first half of 2003. The revenues from the additional deliveries were slightly offset by the expected decrease in the average price of delivered homes, which decreased to approximately $179,100 during the first half of 2003, compared to approximately $185,000 during the first half of 2002. Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary. These other revenues amounted to $5.2 million during the first half of 2003 compared to $5.7 million for the first half of 2002.

Gross Profit. Our gross profit for the first half of 2003 increased by 11.8% to $58.4 million from $52.2 million for the first half of 2002. This $6.2 million increase was primarily due to the delivery of more homes and reduced cost associated with mortgage financing resulting from lower interest rates.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first half of 2003 increased by 11.3% to $33.0 million from $29.6 million. This $3.4 million increase was due to the increased variable expense associated with delivering more homes.

Interest Expense. Our interest expense for the first half of 2003 decreased to $3.7 million from $4.9 million for the first half of 2002 due to our use of proceeds from the sale of additional common shares during 2002 to reduce debt under the Facility and lower interest rates. The average borrowing under the Facility decreased to $108.3 million for the first half of 2003 from $135.1 million for the first half of 2002. The weighted average rate of interest on total borrowings for the first half of 2003 was 6.1% compared to 6.7% for the first half of 2002.

Provision for Income Taxes. Our income tax expense for the first half of 2003 increased to $8.6 million from $7.4 million for the first half of 2002. Our estimated effective tax rate decreased to 39.8% for the first half of 2003 from 41.6% for the first half of 2002 as a result of expected tax benefits from tax planning strategies.

Liquidity and Capital Resources

Historically, our capital needs have depended upon sales volume, asset turnover, land acquisition and real estate inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller-provided financing of land acquisitions. We have incurred substantial indebtedness in the past and expect to incur substantial indebtedness in the future to fund our operations and our investment in land.

Sources and Uses of Cash

For the First Half of 2003 Compared to the First Half of 2002

During the first half of 2003, we generated $18.1 million of cash flow from operations before expenditures on real estate inventories. Real estate inventories increased $18.2 million because we invested $23.6 million in homes under construction while reducing land and land development inventories by $5.4 million. We also utilized $4.3 million of cash to fund the construction of our new office building, to purchase other property and equipment and to repurchase common shares valued at $1.8 million. Proceeds from our bank credit facility were used to finance our cash requirements.

During the first half of 2002, we generated $15.5 million of cash flow from operations before expenditures on real estate inventories. Real estate inventories increased $10.3 million because we invested $12.8 million in homes under construction reducing land and land development inventories by $2.5 million. We utilized cash from operations together with borrowing under our bank credit facility to finance the increase in real estate inventories.

Real Estate Inventories

We are currently the developer in approximately 90% of the communities in which we build homes. We generally do not purchase land for resale. We attempt to maintain a land inventory sufficient to meet our anticipated lot needs for the next three to five years. Land inventory owned by us consists of either land titled in our name or our pro rata share of land that is titled in the name of one of our joint ventures. Land inventory controlled by us consists of land that we have committed to purchase or have the right to acquire under contingent purchase and option contracts. These option agreements expire at various dates through 2009. During the first six months of 2003, we exercised options to purchase 1,745 lots, including 622 lots in Louisville, Kentucky. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time and our evaluation of the future demand for our homes. Our real estate inventories at June 30, 2003 were $282.7 million, consisting primarily of $153.2 million of land and land under development and $126.1 million of homes under construction.

The following table sets forth our land inventory as of June 30, 2003:

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Owned by the Company:
Central Ohio	1,081	1,649	4,699	7,429
Louisville, Kentucky	192	48	810	1,050
Controlled by the Company:
Central Ohio			5,663	5,663
Louisville, Kentucky			1,561	1,561

	1,273	1,697	12,733	15,703

We selectively enter into joint ventures with other homebuilders to own and develop communities. The participants in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs of the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of June 30, 2003, we were party to a joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture’s loan agreement up to $1.2 million, representing our one-half interest. At June 30, 2003, the joint venture had $175,000 in loans outstanding and the portion guaranteed by us was $87,500.

On June 30, 2003, we had 188 single-family inventory homes in various stages of construction, representing an aggregate investment of $12.7 million, compared to 163 inventory homes in various stages of construction, representing an aggregate investment of $12.5 million on June 30, 2002. We do not include inventory homes in sales or backlog.

Land Purchase Commitments

On June 30, 2003, we had commitments to purchase residential lots and unimproved land at an aggregate cost of $2.0 million. We intend to purchase this land over the next several years. On June 30, 2003, we also had $74.3 million of cancelable obligations to purchase residential lots and unimproved land, net of $1.1 million in good faith deposits. Cancelable obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We expect to purchase most of the residential lots and unimproved land that we have under contract, provided we can obtain adequate zoning and if no other significant obstacles to development arise. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under our bank credit facility.

Inflation and Other Cost Increases

We are not always able to reflect all of our cost increases in the prices of our homes because competitive pressures and other factors sometimes require us to maintain or discount those prices. While we attempt to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, we may incur unanticipated costs which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage commitment to the customer to expire and can require us, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, we may incur additional costs to obtain subcontractors when certain trades are not readily available, which can result in lower gross profits.

Debt and Other Obligations

On December 31, 2001 we entered into an Amended and Restated $175.0 million Senior Unsecured Revolving Credit Facility (the “Facility”). Eight banks participate in the Facility, led by Huntington National Bank, which serves as the Administrative Agent and Issuing Bank under the Facility. For a more detailed description of the Bank Facility, including restrictions on our business activities, see Note 7 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

In addition to the amendments described in Note 7 of the Consolidated Financial Statements, the Facility was further amended on February 13, 2003 to increase the dollar amount of our common shares that we are allowed to repurchase from $500,000 to $4.0 million during any fiscal year or $7.0 million in the aggregate after December 31, 2001 through the expiration of the Facility on May 31, 2005. During the first quarter of 2003, we purchased 147,500 common shares for an aggregate purchase price of $1.8 million. The Company did not purchase any of its common shares during the second quarter of 2003.

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

During 2002, we purchased land adjacent to our main corporate office facility and began the construction of a second office building in which we will consolidate employees working in various short-term leased facilities and provide for future growth. On July 21, 2003, we entered into a contract to sell the second office building to BRC Properties Inc., a related party and the owner of our current corporate office building. The sale price of the second office building is $4.5 million, which includes the cost of the land and the estimated cost of the new building. Simultaneously, we entered into a fifteen-year total net basis lease agreement commencing October 1, 2003 and expiring September 30, 2018 with aggregate fixed rental payments of approximately $6.6 million. The decision to sell and lease back the second office building is consistent with our long-standing policy to allocate corporate resources primarily to home building activities. The terms of the sale and subsequent leaseback of the building were based on bids from multiple third parties, reviewed by an MAI appraiser and approved by the Affiliated Transactions Review Committee of our Board of Directors. We are currently financing the construction of the building with borrowings under the Facility. The sale is expected to close in the fall of 2003.

As of June 30, 2003, we were in compliance with the Facility covenants and had $54.7 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on our use of the proceeds from borrowings under the Facility.

We purchased land for development that was partially financed with seller-provided term debt with an outstanding balance of $1.9 million at June 30, 2003. We expect to repay this debt by April 2004.

The following is a summary of our contractual cash obligations and other commercial commitments at June 30, 2003 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Term Obligations:
Notes payable, banks	$118,036	$—	$118,036	$—	$—
Term debt	1,870	1,870	—	—	—
Capital lease obligations	3,124	1,405	1,543	176	—
Operating leases	3,874	2,465	932	477	—
Land purchase commitments	1,909	203	1,706	—	—

Total contractual cash obligations	$128,813	$5,943	$122,217	$653	$—

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Other Commercial Commitments:
Letters of credit	$2,217	$2,031	$186	$—	$—
Performance bonds	33,671	21,670	11,871	130	—
Guarantees	88	88	—	—	—
Cancelable land contracts	74,251	37,621	31,890	2,415	2,325

Total commercial commitments	$110,227	$61,410	$43,947	$2,545	$2,325

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. During the three months ended June 30, 2003, we evaluated our interests in land development joint ventures and Alliance Title Agency, Ltd. (“Alliance”). Alliance provides title insurance for most of our home closings in Ohio and is an Ohio limited liability company of which we own approximately 49.9%, the maximum percentage allowable under Ohio law. On the basis of this evaluation, we anticipate that we will consolidate Alliance effective in the third quarter of 2003. Consolidation of Alliance is not expected to have a significant impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2003, we were a party to seven interest rate swap contracts with an aggregate notional amount of $90 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt on June 30, 2003, after considering the effect of the swap contracts, is approximately 76% of total borrowings under the Facility. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Start Date	Maturity Date	Fixed Rate
$20 million	Dec. 14, 2000	Jan. 12, 2004	5.98%
$10 million	Mar. 8, 2001	Mar. 8, 2004	5.16%
$10 million	Sept. 12, 2001	Sept. 12, 2004	4.54%
$20 million	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10 million	Oct. 23, 2002	Oct. 4, 2005	3.16%
$10 million	May 9, 2003	Apr. 3, 2008	3.01%
$10 million	May 9, 2003	May 3, 2008	3.04%

The following table presents descriptions of the financial instruments and derivative instruments that we held at June 30, 2003. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $90.0 million of the variable rate liabilities subject to interest-rate derivatives is the contractual average pay rate plus a variable margin, 1.75% for the three months ended June 30, 2003 and June 30, 2002. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at June 30, 2003 and 2002 was $118.0 million and $111.1 million, respectively. During the three months ended June 30, 2003, the fair value of the interest rate contracts increased by $100,000, reducing the fair value loss from $3.8 million at March 31, 2003 to $3.7 million at June 30, 2003. We do not expect the loss to be realized because we expect to retain the swap contracts to maturity. All dollar amounts in the following table are in thousands.

							TOTAL
	2003	2004	2005	2006	2007	2008	2003	2002
Liabilities
Variable rate						$118,036	$118,036	$99,362
Average interest rate						6.00%	6.00%	6.03%
Interest-Rate Derivatives
Notional amount	$90,000	$90,000	$50,000	$20,000	$20,000	$20,000	$90,000	$70,000
Average pay rate	4.35%	4.35%	3.70%	3.03%	3.03%	3.03%	4.35%	5.44%
Average receive rate	1.28%	1.28%	1.29%	1.29%	1.29%	1.29%	1.28%	1.95%

Item 4. Controls and Procedures

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this report, are being prepared.

In addition, there were no significant changes during the period covered by this report in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Change in Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) On May 6, 2003 the Company held its Annual Meeting of Shareholders.

(b) See paragraph (c) below:

(c) The shareholders elected four Class I Directors and one Class II Director to the Board of Directors by the following vote:

	Class	Shares For	Shares Withheld

Douglas G. Borror	I	7,022,657	733,657
Jon M. Donnell	I	7,055,277	701,037
Zuheir Sofia	I	7,665,372	90,942
C. Ronald Tilley	I	7,665,392	90,922
Carl A. Nelson, Jr.	II	7,665,372	90,942

The term of office of the Class II Directors, Donald A. Borror, David S. Borror, Pete A. Klisares and Gerald E. Mayo continued after the meeting.

The shareholders approved the adoption of the Dominion Homes, Inc. 2003 Stock Option and Incentive Equity Plan by the following vote:

Shares for	Shares Against	Shares Abstaining
5,872,839	1,180,065	4,785

(d) Not Applicable.

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

(1) Form 8-K dated April 16, 2003—On April 16, 2003, the Company, announced its sales and closings for the quarter ended March 31, 2003. A copy of the Company’s press release announcing those results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.).

(2) Form 8-K dated April 30, 2003—On April 30, 2003, the Company announced its net income for the quarter ended March 31, 2003. A copy of the Company’s press release announcing those financial results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.) and under Item 12 “Results of Operation and Financial Condition” in accordance with interim guidance provided by the Securities and Exchange Commission in Release No. 33-8216 issued March 27, 2003.

(3) Form 8-K dated May 7, 2003—On May 6, 2003, the Company announced the addition of two new members to its Board of Directors (the “Board”). The Company also announced that the Board increased the total number of the Company’s common shares which the Company is authorized to purchase under a repurchase plan previously announced on February 10, 2003. A copy of the Company’s press release announcing this information was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION HOMES, INC.
(Registrant)

Date: August 13, 2003	By:	/s/ Douglas G. Borror Douglas G. Borror Chief Executive Officer

Date: August 13, 2003	By:	/s/ Jon M. Donnell Jon M. Donnell President and Chief Operating Officer

Date: August 13, 2003	By:	/s/ Peter J. O’Hanlon Peter J. O’Hanlon Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 of the Company’s Form 8-A/A file April 30, 2003 (File No. 0-23270)

10.1	Stock Option Agreement dated May 7, 2003 between Dominion Homes, Inc. and Pete A. Klisares (which agreement is the same as Stock Option Agreement entered into between the Company and its other outside, independent directors, Gerald E. Mayo, C. Ronald Tilley, Zuheir Sofia and Carl A. Nelson, Jr.)	Filed herewith

10.2	2003 Stock Option and Incentive Equity Plan, dated May 7, 2003	Filed herewith

10.3	Real Estate Purchase Contract dated July 21, 2003 between the Company and BRC Properties Inc.	Filed herewith

10.4	Lease Agreement dated July 21, 2003 between the Company and BRC Properties Inc.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith