Form 10-Q
period 2003-09-30
DOMINION HOMES INC
filed 2003-11-14
CIK 917857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

0-23270

Commission File Number

Dominion Homes, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1393233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Tuttle Crossing Blvd, Dublin, Ohio

(Address of principal executive offices)

43016-5555

(Zip Code)

(614) 356-5000

(Registrant’s Telephone Number, Including Area Code)

5501 Frantz Road, Dublin, Ohio

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

Number of common shares outstanding as of November 14, 2003: 8,209,750

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	September 30, 2003 (unaudited)	December 31, 2002
Assets
Cash and cash equivalents	$4,270	$4,121
Accounts receivable
Trade	102	413
Due from financial institutions for residential closings	4,047	2,584
Real estate inventories
Land and land development costs	166,221	157,165
Homes under construction	132,820	102,450
Other	4,077	3,240

Total real estate inventories	303,118	262,855

Prepaid expenses and other	4,555	3,404
Deferred income taxes	6,377	6,901
Property and equipment, at cost	21,907	16,617
Less accumulated depreciation	(10,215)	(9,158)

Net property and equipment	11,692	7,459

Total assets	$334,161	$287,737

Liabilities and Shareholders’ Equity
Accounts payable	$18,831	$7,231
Deposits on homes under contract	2,630	2,314
Accrued liabilities	28,268	29,726
Note payable, banks	125,020	111,070
Term debt	4,379	4,415

Total liabilities	179,128	154,756

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,289,261 shares issued and 8,069,750 shares outstanding on September 30, 2003 and 8,273,211 shares issued and 8,202,691 shares outstanding on December 31, 2002	63,188	61,799
Deferred compensation	(2,305)	(1,784)
Retained earnings	98,636	76,446
Accumulated other comprehensive loss	(1,632)	(2,460)
Treasury stock, at cost (219,511 shares at September 30, 2003 and 70,520 shares at December 31, 2002)	(2,854)	(1,020)

Total shareholders’ equity	155,033	132,981

Total liabilities and shareholders’ equity	$334,161	$287,737

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$153,188	$139,360	$397,147	$370,900
Cost of real estate sold	116,491	106,654	302,055	285,961

Gross profit	36,697	32,706	95,092	84,939
Selling, general and administrative	19,434	18,491	52,414	48,123

Income from operations	17,263	14,215	42,678	36,816
Interest expense	1,984	1,912	5,730	6,777

Income before income taxes	15,279	12,303	36,948	30,039
Provision for income taxes	6,142	5,076	14,758	12,446

Net income	$9,137	$7,227	$22,190	$17,593

Earnings per share
Basic	$1.16	$0.90	$2.80	$2.50

Diluted	$1.13	$0.89	$2.74	$2.46

Weighted average shares outstanding
Basic	7,905,076	8,025,071	7,927,934	7,026,853

Diluted	8,083,986	8,142,590	8,095,492	7,143,744

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

		Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Common Shares	Liability	Trust Shares
Balance, December 31, 2002	$61,799	$(639)	$(1,145)	$76,446	$(2,460)	$(1,020)	$132,981
Net income				22,190			22,190
Unrealized hedging gain, net of deferred taxes of $659					828		828

Comprehensive income							23,018

Shares awarded and redeemed	1,389	(1,287)					102
Shares distributed from trust for deferred compensation		(87)	87				—
Shares repurchased						(1,834)	(1,834)
Deferred compensation		832	(66)				766

Balance, September 30, 2003	$63,188	$(1,181)	$(1,124)	$98,636	$(1,632)	$(2,854)	$155,033

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$22,190	$17,593
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2,934	1,372
Issuance of common shares for compensation	59	30
Reserve for real estate inventories	360	1,547
Deferred income taxes	(135)	(373)
Changes in assets and liabilities:
Accounts receivable	(1,152)	2,141
Real estate inventories	(38,753)	(31,153)
Prepaid expenses and other	(1,397)	538
Accounts payable	11,600	2,939
Deposits on homes under contract	316	(221)
Accrued liabilities	80	4,619

Net cash used in operating activities	(3,898)	(968)

Cash flows from investing activities:
Purchase of property and equipment	(6,018)	(859)

Net cash used in investing activities	(6,018)	(859)

Cash flows from financing activities:
Payments on note payable banks	(322,951)	(319,079)
Proceeds from note payable banks	336,901	294,108
Payments on term debt	(892)	(713)
Payments on deferred financing fees	(188)	(1,031)
Payments on capital lease obligations	(1,014)	(274)
Proceeds from issuance of common shares	43	27,440
Common shares repurchased	(1,834)	—

Net cash provided by financing activities	10,065	451

Net change in cash and cash equivalents	149	(1,376)
Cash and cash equivalents, beginning of period	4,121	5,619

Cash and cash equivalents, end of period	$4,270	$4,243

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$1,908	$4,945

Income taxes paid	$17,764	$13,138

Land acquired by seller financing	$1,870	$931

Capital lease obligation	$—	$150

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full year.

2.	Income Taxes

The Company provides for income taxes in interim periods based on its estimated annual effective tax rate. The estimated annual effective tax rate used to determine the tax expense for the third quarter of 2003 decreased to 40.2% from 41.3% for the third quarter of 2002 as a result of expected benefits from tax planning strategies.

3.	Stock Based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the Company’s stock option awards are granted at prices not less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards. Compensation expense related to restricted share awards is determined at the date of grant and adjusted for changes in the fair value of the shares until the performance criteria are met. Compensation expense is recorded as unearned compensation expense and amortized over the vesting period of the restricted share awards. The unearned compensation expense related to such awards was $2.3 million at September 30, 2003 and is reflected as a reduction of shareholders’ equity.

Had compensation cost for stock options been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share for the three months and nine months ended September 30, would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$9,137,000	$7,227,000	$22,190,000	$17,593,000
Add stock based compensation expense included in reported net income, net of related tax effects	102,000	16,000	415,000	73,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(149,000)	(22,000)	(642,000)	(142,000)

Pro forma net income	$9,090,000	$7,221,000	$21,963,000	$17,524,000

Earnings per share
Basic as reported	$1.16	$0.90	$2.80	$2.50
Basic pro forma	$1.15	$0.90	$2.77	$2.50
Diluted as reported	$1.13	$0.89	$2.74	$2.46
Diluted pro forma	$1.13	$0.89	$2.71	$2.46

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

The Company capitalizes the cost of interest related to: (1) construction costs during the construction period of homes and (2) costs incurred while developing land. Capitalized interest related to housing construction costs is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.4 million and $3.4 million at September 30, 2003 and 2002, respectively. The summary of total interest is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest incurred	$1,808,000	$1,829,000	$5,613,000	$6,345,000
Interest capitalized	(1,103,000)	(1,122,000)	(3,699,000)	(3,792,000)

Interest expensed directly	705,000	707,000	1,914,000	2,553,000
Previously capitalized interest charged to interest expense	1,279,000	1,205,000	3,816,000	4,224,000

Total interest expense	$1,984,000	$1,912,000	$5,730,000	$6,777,000

5.	Related Party Transactions

The Company has been constructing a second office building because of its need for additional space. On July 21, 2003, the Company entered into an agreement to sell the office building to BRC Properties Inc., a related party, for $4.5 million, which approximates the cost of the new building. Construction of the building was completed and the Company’s employees began moving into the new office building during October 2003. The building was sold to BRC Properties Inc. on October 31, 2003.

On July 21, 2003 the Company also entered into a fifteen-year total net basis lease agreement with BRC Properties Inc. The terms of the lease agreement included a commencement date of October 1, 2003, an expiration date of September 30, 2018 and aggregate fixed rental payments of $6.6 million. The lease agreement was modified on October 31, 2003 to change the commencement date to November 1, 2003 and the expiration date to October 31, 2018.

The terms of the sale and leaseback of the office building were negotiated based on bids from multiple third parties, reviewed by an MAI appraiser and approved by the Affiliated Transaction Review Committee of the Company’s Board of Directors.

6.	Note Payable, Banks

The Company is currently operating under a $175.0 million Senior Unsecured Revolving Credit Facility (the “Facility”) that was executed on December 31, 2001 and is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company entered into negotiations with its bank group during the third quarter of 2003 to increase the amount of the Facility from $175 million to $250 million and extend the term of the Facility from May 31, 2005 to May 31, 2007. Negotiations are expected to be completed during the fourth quarter of 2003.

As of September 30, 2003, the Company was in compliance with the Facility covenants and had $47.5 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company’s utilization of the proceeds of borrowings under the Facility.

7.	Interest Rate Swaps

The Facility provides for a variable rate of interest on borrowings. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on $90 million of borrowings under the Facility at September 30, 2003. The related fair value of these interest rate swaps at September 30, 2003 was a loss of approximately $2.7 million. The interest rate swap contracts mature between January 12, 2004 and May 3, 2008 and fix interest rates between 3.01% and 5.98%, plus a variable margin based on an interest coverage ratio. The variable margin may range from 1.75% to 2.50%, is determined quarterly and was 1.75% for the three months ended September 30, 2003.

8.	Purchase of Treasury Shares

During the first quarter of 2003, the Company repurchased 147,500 of its common shares for an aggregate purchase price of $1.8 million, bringing the total number of treasury shares at September 30, 2003 to 219,511 shares. The Company did not purchase treasury shares during the second or third quarter of 2003.

9.	Earnings per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average shares outstanding during the period	7,905,076	8,025,071	7,927,934	7,026,853
Assuming exercise of options	178,910	117,519	167,558	116,891

Weighted average shares outstanding adjusted for common share equivalents	8,083,986	8,142,590	8,095,492	7,143,744

10.	Warranty Costs

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was $857,000 and $922,000 for the three months ended, September 30, 2003 and 2002, respectively. Accrued warranty cost was $3,913,000 and $3,845,000 at September 30, 2003 and 2002, respectively.

A reconciliation of the changes in the warranty liability for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at the beginning of the period	$3,976,000	$3,135,000	$3,998,000	$2,568,000
Accruals for warranties issued during the period	494,000	532,000	1,338,000	1,312,000
Accruals related to pre-existing warranties (including changes in estimates)	300,000	1,100,000	613,000	1,700,000
Settlements made (in cash or in kind) during the period	(857,000)	(922,000)	(2,036,000)	(1,735,000)

Balance at the end of the period	$3,913,000	$3,845,000	$3,913,000	$3,845,000

11.	Legal Proceedings

The Company is involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company’s management, there are currently no pending proceedings that will have a material adverse effect on the Company’s financial condition or results of operations.

12.	Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. During the second quarter of 2003, the Company evaluated its interests in land development joint ventures and Alliance Title Agency, Ltd. (“Alliance”). Alliance provides title insurance for most of the Company’s home closings in Ohio and is an Ohio limited liability company of which the Company owns 49.9%, the maximum allowable under Ohio law. On the basis of this evaluation, the Company anticipates that it will consolidate Alliance for the purposes of FIN 46 effective in the fourth quarter of 2003, but that it will not consolidate the land development joint ventures. Consolidation of Alliance is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

The Company’s conclusions with respect to the application of FIN 46 to Alliance and its land development joint ventures are based on the current provisions of FIN 46 and related FASB staff positions (“FSPs”). As of the date of this filing, we understand the

FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FSPs relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company’s analysis of the applicability of FIN 46 to Alliance and the land development joint ventures.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 generally requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Company does not currently have any financial instruments within the scope of SFAS No. 150. If, in the adoption of the provisions of FIN 46, the Company consolidates Alliance, the measurement provisions of SFAS No. 150 may apply to the minority interest in Alliance. As of the date of this filing, we understand the FASB is in the process of modifying certain provisions of SFAS No. 150. These modifications, when finalized, could impact the Company’s analysis of the applicability of SFAS No. 150.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview

We are a leading builder of high-quality, single-family homes in Central Ohio (the Columbus Metropolitan Statistical Area) and Louisville, Kentucky. On October 1, 2003, we announced an expansion of our homebuilding activities into Lexington, Kentucky. An office has been leased in Lexington, Kentucky and we expect to begin development of our initial communities in Lexington beginning in the first half of 2004. Homebuilding activities in Lexington will be directed by management currently in charge of our Louisville operations.

Our customer-driven focus targets entry-level and move-up buyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to $300,000 and in size from approximately 1,000 to 3,300 square feet. We believe our success has resulted from our ability to provide a wide-range of communities and home designs that entry-level and move-up buyers can afford.

During the third quarter of 2003, we experienced record results. Net income for the period increased 26.4% to $9.1 million from $7.2 million for the third quarter of 2002. Diluted earnings per share was $1.13 for the third quarter of 2003, compared to $0.89 for the third quarter of 2002. The weighted average number of diluted shares outstanding during the three months ended September 30, 2003 decreased to 8,083,986 shares, compared to 8,142,590 shares during the three months ended September 30, 2002.

Revenues for the third quarter of 2003 increased by 9.9% to $153.2 million from the delivery of 844 homes, compared to revenues for the third quarter of 2002 of $139.4 million from the delivery of 724 homes.

Gross profit for the third quarter of 2003 increased 12.2% to $36.7 million from $32.7 million for the third quarter of 2002, principally due to an increased number of deliveries. Selling, general and administrative expense for third quarter 2003 increased by $943,000 over the amount incurred during third quarter 2002, primarily due to increased variable costs associated with selling more homes. Third quarter 2003 interest expense increased $72,000 compared to the third quarter of 2002. Both selling, general and administrative expense and interest expense declined as a percentage of revenues compared to the third quarter of the previous year.

During the third quarter of 2003, we sold a third quarter record 718 homes, representing a sales value of $131.5 million, compared to 605 homes, representing a sales value of $109.6 million, during the third quarter of 2002. Our backlog on September 30, 2003 was 1,326 contracts, with a sales value of $251.2 million, compared to a backlog of 1,035 contracts, with a sales value of $198.3 million, on September 30, 2002. In the third quarter of 2003, our entry-level homes, the Independence Series, accounted for 34% of our unit sales versus 25% in the third quarter of 2002. As a result, the average sales value of homes in backlog decreased to $189,400 at September 30, 2003 from $191,600 at September 30, 2002. We believe one of the keys to our success has been our continued focus on selling these more affordable entry-level homes.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

This Report contains various “forward-looking statements” within the meaning of applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors, which could cause our actual results for 2003 and beyond to differ materially from those expressed in such forward-looking statements. Certain of these important factors are described in our Annual Report on Form 10-K for the year-ended December 31, 2002 and include the following risks and uncertainties:

•	National and local general economic, business and other conditions

•	Domestic terrorist attacks and the threat or involvement of the United States in international armed conflict

•	Adverse weather conditions

•	Development and construction delays

•	Availability and affordability of residential mortgage financing

•	Our significant leverage and dependence on the availability of acceptable financing

•	Impact of in-house land acquisition and development and our position in land and inventory homes

•	Impact of governmental regulation and environmental considerations

•	Geographic concentration in primarily two markets

•	Problems associated with expansion

•	Problems associated with introducing new product lines

•	Dependence on key personnel

•	Quarterly variability in our operating results

•	Unanticipated warranty claims

•	Commencement and outcome of litigation

•	Inflation and other cost increases

•	Material or labor shortages

•	Impact of competitive products and pricing

•	Critical accounting policies that are dependent on management estimates and assumptions

•	Restrictions imposed upon us by our bank credit facility

•	Other risks described in our Securities and Exchange Commission filings

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

Three Months Ended	Revenues (in thousands)	Sales Contracts (in units) [1]	Closings (in units)	Backlog (at period end) (in units)
Dec. 31, 2001	$116,637	530	610	1,032
Mar. 31, 2002	$98,378	717	518	1,231
June 30, 2002	$133,162	625	702	1,154
Sept. 30, 2002	$139,360	605	724	1,035
Dec. 31, 2002	$120,806	630	647	1,018
Mar. 31, 2003	$103,985	863	569	1,312
June 30, 2003	$139,974	904	764	1,452
Sept. 30, 2003	$153,188	718	844	1,326

(1)	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002
Financial Data
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	76.0	76.5	76.1	77.1

Gross profit	24.0	23.5	23.9	22.9
Selling, general and administrative	12.7	13.3	13.2	13.0

Income from operations	11.3	10.2	10.7	9.9
Interest expense	1.3	1.4	1.4	1.8

Income before income taxes	10.0	8.8	9.3	8.1
Provision for income taxes	4.0	3.6	3.7	3.4

Net income	6.0%	5.2%	5.6%	4.7%

Operating Data
Homes:
Sales contracts, net of cancellations	718	605	2,485	1,947
Closings	844	724	2,177	1,944
Backlog at period end	1,326	1,035	1,326	1,035
Average sales price of homes closed during the period (in thousands)	$178	$189	$179	$186
Average sales value of homes in backlog at period end (in thousands)	$189	$192	$189	$192
Aggregate sales value of homes in backlog at period end (in thousands)	$251,192	$198,289	$251,192	$198,289

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

Third Quarter 2003 Compared to Third Quarter 2002

Revenues. Our revenues for the third quarter of 2003 increased by 9.9% to $153.2 million from the delivery of 844 homes, compared to revenues for the third quarter of 2002 of $139.4 million from the delivery of 724 homes. The increase in revenues was primarily due to the delivery of 120 additional homes during the third quarter of 2003 than in the third quarter of 2002. The revenues from the additional deliveries were slightly offset by the expected decrease in the average price of delivered homes, which decreased to approximately $177,600 during the third quarter of 2003 from approximately $188,600 during the third quarter of 2002. The decrease in the average price of delivered homes is a result of our entry-level series making up a larger percentage of total closings. Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary. These other revenues amounted to $3.3 million for the third quarter of 2003, compared to $2.8 million for the third quarter of 2002.

Gross Profit. Our gross profit for third quarter 2003 increased by 12.2% to $36.7 million from $32.7 million for the third quarter of 2002. This $4.0 million increase was primarily due to the delivery of more homes.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the third quarter of 2003 increased by 4.9% to $19.4 million from $18.5 million for the third quarter of 2002. The $943,000 increase was principally due to the increased variable costs associated with delivering more homes.

Interest Expense. Our interest expense for the third quarter of 2003 increased to $2.0 million from $1.9 million for the third quarter of 2002. The average borrowing under the Facility increased to $111.8 million for the third quarter of 2003 from $97.9 million for the third quarter of 2002. The weighted average rate of interest on total borrowings was 6.2% for the third quarter of 2003, compared to 7.1% for the third quarter of 2002.

Provision for Income Taxes. Our income tax expense for the third quarter of 2003 increased to $6.1 million from $5.1 million for the third quarter of 2002. Our estimated annual effective tax rate decreased to 40.2% for the third quarter of 2003 from 41.3% for the third quarter of 2002 as a result of expected benefits from tax planning strategies.

First Nine Months 2003 Compared to First Nine Months 2002

Revenues. Our revenues for the first nine months of 2003 increased by 7.1% to $397.1 million from the delivery of 2,177 homes, compared to revenues for the first nine months of 2002 of $370.9 million from the delivery of 1,944 homes. The increase in revenues was primarily due to the delivery of 233 additional homes during the first nine months of 2003. Revenues from the additional deliveries were slightly offset by the expected decrease in the average price of delivered homes, which decreased to approximately $178,500 during the first nine months of 2003 compared to approximately $186,500 during the first nine months of 2002. Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary. These other revenues amounted to $8.5 million during the first nine months of 2003 compared to $8.4 million for the first nine months of 2002.

Gross Profit. Our gross profit for the first nine months of 2003 increased by 12.0% to $95.1 million from $84.9 million for the first nine months of 2002. This $10.2 million increase was primarily due to the delivery of more homes and reduced costs associated with mortgage financing resulting from lower interest rates.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first nine months of 2003 increased by 8.9% to $52.4 million from $48.1 million for the first nine months of 2002. This $4.3 million increase was due principally to the increased variable expense associated with delivering more homes.

Interest Expense. Our interest expense for the first nine months of 2003 decreased to $5.7 million from $6.8 million for the first nine months of 2002 due to our use of proceeds from the sale of additional common shares during 2002 to reduce debt under the Facility and lower interest rates. The average borrowing under the Facility decreased to $109.5 million for the first nine months of 2003 from $122.6 million for the first nine months of 2002. The weighted average rate of interest on total borrowings for the first nine months of 2003 was 6.6% compared to 6.7% for the first nine months of 2002.

Provision for Income Taxes. Our income tax expense for the first nine months of 2003 increased to $14.8 million from $12.4 million for the first nine months of 2002. Our estimated annual effective tax rate decreased to 39.9% for the first nine months of 2003 from 41.4% for the first nine months of 2002 as a result of expected tax benefits from tax planning strategies.

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

Sources and Uses of Cash

For the First Nine Months of 2003 Compared to the First Nine Months of 2002

During the first nine months of 2003, we generated $34.9 million of cash flow from operations before expenditures on real estate inventories. Real estate inventories increased $38.8 million because we invested $30.4 million in homes under construction, $7.5 million in land and land development inventories and increased our other building materials inventories by $837,000. We also utilized $7.8 million of cash to fund the construction of our new office building, to purchase other property and equipment and to repurchase common shares valued at $1.8 million. Proceeds from our Facility were used to finance our cash requirements.

During the first nine months of 2002, we generated $30.2 million of cash flow from operations before expenditures on real estate inventories. Real estate inventories increased $31.2 million because we invested $22.7 million in land and land developments costs, $9.4 million in homes under construction and reduced our other building material inventories by $928,000. We utilized cash from operations of $30.2 million together with borrowing under the Facility to finance the increase in real estate inventories. Our sale of our common shares in 2002 raised $27.4 million in cash after expenses and was used to reduce the Facility.

Real Estate Inventories

We are currently developing approximately 90% of the communities in which we build homes. We generally do not purchase land for resale. We attempt to maintain a land inventory sufficient to meet our anticipated lot needs for the next three to five years. Land inventory that we own consists of either land titled in our name or our pro rata share of land that is titled in the name of one of our joint ventures. Land inventory controlled by us consists of land that we have committed to purchase or have the right to acquire under contingent purchase and option contracts. These option agreements expire at various dates through 2009. During the first nine months of 2003, we exercised options to purchase 2,951 lots, including 622 lots in Louisville, Kentucky. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time and our evaluation of the future demand for our homes. Our real estate inventories at September 30, 2003 were $303.1 million, consisting primarily of $166.2 million of land and land under development and $132.8 million of homes under construction.

The following table sets forth our land inventory as of September 30, 2003:

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Owned by the Company:
Central Ohio	1,034	1,781	4,760	7,575
Louisville, Kentucky	128	286	574	988
Controlled by the Company(1):
Central Ohio	—	—	5,808	5,808
Louisville, Kentucky	—	—	2,039	2,039

	1,162	2,067	13,181	16,410

(1)	Includes only those lots for which we had determined, as of September 30, 2003, that the purchase contingencies are reasonably likely to be satisfied.

We selectively enter into joint ventures with other homebuilders to own and develop communities. The participants in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs of the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of September 30, 2003, we were party to a joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture’s loan agreement up to $1.2 million, representing our one-half interest. At September 30, 2003, the joint venture had $751,000 in loans outstanding and the portion guaranteed by us was $375,500.

On September 30, 2003, we had 202 single-family inventory homes in various stages of construction, representing an aggregate investment of $15.4 million, compared to 209 inventory homes in various stages of construction, representing an aggregate investment of $17.4 million on September 30, 2002. We do not include inventory homes in sales or backlog.

Land Purchase Commitments

On September 30, 2003, we had non-cancelable obligations to purchase residential lots and unimproved land at an aggregate cost of $1.6 million. We intend to purchase this land over the next several years. On September 30, 2003, we also had cancelable obligations to purchase residential lots and unimproved land. Cancelable obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. On September 30, 2003, we had $95.2 million of cancelable obligations for which we had determined that the purchase contingencies are reasonably likely to be satisfied. Assuming that the contingencies are actually satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable obligations. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under our Facility. On September 30, 2003, we had paid $2.6 million of good faith deposits on our cancelable obligations.

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

Debt and Other Obligations

On December 31, 2001 we entered into an Amended and Restated $175.0 million Senior Unsecured Revolving Credit Facility (the “Facility”). Eight banks participate in the Facility, led by Huntington National Bank, which serves as the Administrative Agent and Issuing Bank under the Facility. For a more detailed description of the Facility, including certain restrictions on our business activities, see Note 7 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

In addition to the amendments described in Note 7 of the Consolidated Financial Statements, the Facility was further amended on February 13, 2003 to increase the dollar amount of our common shares that we are allowed to repurchase from $500,000 to $4.0 million during any fiscal year or $7.0 million in the aggregate after December 31, 2001 through the expiration of the Facility on May 31, 2005. During the first quarter of 2003, we purchased 147,500 common shares for an aggregate purchase price of $1.8 million. We did not purchase any of our common shares during the second or third quarter of 2003. We entered into negotiations with the bank group during the third quarter of 2003 to increase the amount of the Facility from $175 million to $250 million and to extend its term from May 31, 2005 to May 31, 2007. We expect to complete these negotiations during the fourth quarter of 2003.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 2.5% and is determined quarterly. At September 30, 2003, the margin was 1.75%. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. Additional information regarding the interest rate swap contracts we have entered into is set forth below under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

During 2002, we purchased land adjacent to our main corporate office facility and began construction of a second office building. On July 21, 2003, the Company entered into an agreement to sell the office building to BRC Properties Inc., a related party, for $4.5 million, which approximates the cost of construction. Construction of the building was completed and the Company’s employees began moving into the new office building during October 2003. The building was sold to BRC Properties Inc. on October 31, 2003.

On July 21, 2003 the Company also entered into a fifteen-year total net basis lease agreement with BRC Properties Inc. with respect to the office building. The terms of the lease agreement included a commencement date of October 1, 2003, an expiration date of September 30, 2018 and aggregate fixed rental payments of approximately $6.6 million. The lease agreement was modified on October 31, 2003 to change the commencement date to November 1, 2003 and the expiration date to October 31, 2018.

The terms of the sale and leaseback of the office building were negotiated based on bids from multiple third parties, reviewed by an MAI appraiser and approved by the Affiliated Transaction Review Committee of the Company’s Board of Directors. The decision to sell and lease back the second office building is consistent with our policy to allocate corporate resources primarily to home building activities.

As of September 30, 2003, we were in compliance with the Facility covenants and had $47.5 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on our use of the proceeds from borrowings under the Facility.

We purchased land for development that was partially financed with seller-provided term debt with an outstanding balance of $1.6 million at September 30, 2003. We expect to repay this debt by April 2004.

The following is a summary of our contractual cash obligations and other commercial commitments at September 30, 2003 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 –5 years	After 5 years
Term Obligations:
Notes payable, banks	$125,020	$—	$125,020	$—	$—
Term debt	1,599	1,599	—	—	—
Capital lease obligations	2,780	1,427	1,320	33	—
Operating leases	8,219	2,935	3,443	1,841	—
Land purchase commitments	1,648	1,648	—	—	—

Total contractual cash obligations	$139,266	$7,609	$129,783	$1,874	$—

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 –3 years	4 –5 years	After 5 years
Other Commercial Commitments:
Letters of credit	$2,520	$2,382	$138	$—	$—
Performance bonds	42,698	24,326	18,224	148	—
Guarantees	376	376	—	—	—
Cancelable land contracts	95,195	45,309	39,905	7,656	2,325

Total commercial commitments	$140,789	$72,393	$58,267	$7,804	$2,325

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), AConsolidation of Variable Interest Entities—an interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. During the second quarter of 2003, we evaluated our interests in land development joint ventures and Alliance Title Agency, Ltd. (“Alliance”). Alliance provides title insurance for most of our home closings in Ohio and is an Ohio limited liability company of which we own approximately 49.9%, the maximum percentage allowable under Ohio law. On the basis of this evaluation, we anticipate that we will consolidate Alliance for the purposes of FIN 46, effective in the fourth quarter of 2003, but that we will not consolidate the land development joint ventures. Consolidation of Alliance is not expected to have a significant impact on our consolidated financial position or results of operations.

The Company’s conclusions with respect to the application of FIN 46 to Alliance and its land development joint ventures are based on the current provisions of FIN 46 and related FASB staff positions (“FSPs”). As of the date of this filing, we understand the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FSPs relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company’s analysis of the applicability of FIN 46 to Alliance and the land development joint ventures.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 generally requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Company does not currently have any financial instruments within the scope of SFAS No. 150. If, in the adoption of the provisions of FIN 46, the Company consolidates Alliance, the measurement provisions of SFAS No. 150 may apply to the minority interest in Alliance. As of the date of this filing, we understand the FASB is in the process of modifying certain provisions of SFAS No. 150. These modifications, when finalized, could impact the Company’s analysis of the applicability of SFAS No. 150.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2003, we were a party to seven interest rate swap contracts with an aggregate notional amount of $90 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable-rate borrowings and to select the level of fixed-rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. The level of fixed rate debt on September 30, 2003, after considering the effect of the swap contracts, is approximately 72% of total borrowings under the Facility. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Start Date	Maturity Date	Fixed Rate
$20 million	Dec. 14, 2000	Jan. 12, 2004	5.98%
$10 million	Mar. 8, 2001	Mar. 8, 2004	5.16%
$10 million	Sept. 12, 2001	Sept. 12, 2004	4.54%
$20 million	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10 million	Oct. 23, 2002	Oct. 4, 2005	3.16%
$10 million	May 9, 2003	Apr. 3, 2008	3.01%
$10 million	May 9, 2003	May 3, 2008	3.04%

The following table presents descriptions of the financial instruments and derivative instruments that we held at September 30, 2003. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin which is determined quarterly and ranges from 1.75% to 2.50%. Cash flows for interest on $90.0 million of the variable rate liabilities subject to interest-rate derivatives is the contractual average pay rate plus a variable margin, 1.75% for the three months ended September 30, 2003 and September 30, 2002. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at September 30, 2003 and 2002 was $125.0 million and $111.1 million, respectively. During the three months ended September 30, 2003, the fair value of the interest rate contracts increased by $1.0 million, reducing the fair value loss from $3.7 million at June 30, 2003 to $2.7 million at September 30, 2003. We do not expect the loss to be realized because we expect to retain the swap contracts to maturity. All dollar amounts in the following table are in thousands.

							TOTAL
	2003	2004	2005	2006	2007	2008	2003	2002
Liabilities
Variable rate						$125,020	$125,020	$106,540
Average interest rate						5.80%	5.80%	6.37%
Interest-Rate Derivatives
Notional amount	$90,000	$90,000	$50,000	$20,000	$20,000	$20,000	$90,000	$70,000
Average pay rate	4.35%	4.35%	3.70%	3.03%	3.03%	3.03%	4.35%	5.44%
Average receive rate	1.13%	1.13%	1.11%	1.11%	1.11%	1.11%	1.13%	1.87%

Item 4. Controls and Procedures

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company under the Exchange Act is (1) recorded, processed summarized and reported, within the time periods specified within the Securities and Exchange Commission’s rules and forms; and (2) accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Change in Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information.

On September 20, 2002, the Sierra Club filed a lawsuit against the City of Columbus (the “City”) in Federal District Court (Sierra Club Ohio Chapter v. The City of Columbus, United States District Court, Southern District of Ohio, Eastern Division (the “Court”), Case Nos. C2-02-722 and 02-CV-924) under the Federal Clean Water Act alleging that the City has unlawfully discharged sanitary sewage during storm events. The Company was not a party to this lawsuit. The lawsuit sought various remedies that, if granted, could restrict the City’s ability to permit new connections to the Columbus sewer system pending the elimination of the discharges.

On August 29, 2003, the Court issued an Opinion and Order in this case dismissing the Sierra Club’s complaint against the City. The Court ruled that it lacked jurisdiction over the Sierra Club’s claims based upon the Sierra Club’s failure to provide the pre-filing notice required by 33 U.S.C. § 1365 and 40 CFR § 135.3. The Court held that the notice did not contain specific information regarding the alleged violations of the Clean Water Act which is required by 40 CFR § 135.3. The Court therefore granted the City’s motion to dismiss the Sierra Club’s complaints for lack of jurisdiction.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: See attached index (following the signature page).

(b)	Reports on Form 8-K.

(1) Form 8-K dated July 9, 2003—On July 9, 2003, the Company, announced its sales and closings for the quarter ended June 30, 2003. A copy of the Company’s press release announcing those results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.) and under Item 12 “Results of Operations and Financial Condition” in accordance with interim guidance provided by the Securities and Exchange Commission in Release No. 33-8216 issued March 27, 2003.

(2) Form 8-K dated July 24, 2003—On July 24, 2003, the Company announced its net income for the quarter ended June 30, 2003. A copy of the Company’s press release announcing those results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.) and under Item 12 “Results of Operations and Financial Condition” in accordance with interim guidance provided by the Securities and Exchange Commission in Release No. 33-8216 issued March 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION HOMES, INC.
(Registrant)

Date: November 14, 2003	By:	/s/ Douglas G. Borror Douglas G. Borror Chief Executive Officer

Date: November 14, 2003	By:	/s/ Jon M. Donnell Jon M. Donnell President and Chief Operating Officer

Date: November 14, 2003	By:	/s/ Peter J. O’Hanlon Peter J. O’Hanlon Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 of the Company’s Form 8-A/A file April 30, 2003 (File No. 0-23270)

10.1	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Karl E. Billisits	Filed herewith

10.2	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Stephan M. George	Filed herewith

10.3	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Jack L. Mautino	Filed herewith

10.4	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Robert A. Meyer, Jr.	Filed herewith

10.5	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Peter J. O’Hanlon	Filed herewith

10.6	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Lori M. Steiner	Filed herewith

10.7	Lease Agreement dated September 26, 2003 between RML Construction, LLP and Dominion Homes of Kentucky, LTD for office space in Lexington, KY	Filed herewith

10.8	First Modification of Lease dated October 31, 2003 between Dominion Homes, Inc and BRC Properties Inc.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith