Form 10-K
period 2003-12-31
DOMINION HOMES INC
filed 2004-03-15
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-23270

Dominion Homes, Inc.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1393233 (I.R.S. Employer Identification No.)

5000 Tuttle Crossing Blvd., Dublin, Ohio (Address of principal executive offices)	43016-5555 (Zip Code)

Registrant’s telephone number, including area code: 614-356-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common shares without par value

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

The aggregate market value of our common shares held by non-affiliates was $84,555,453 on June 30, 2003.

As of March 12, 2004, there were 8,220,465 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

TABLE OF CONTENTS

PART I

PART I

Item 1.	BUSI NESS

All references to “we,” “us,” and “our”, “Dominion,” or the “Company” in this Annual Report on Form 10-K mean Dominion Homes, Inc. and its consolidated subsidiaries, except where it is made clear that the term only means the parent company.

Overview

We are a leading builder of high-quality homes in Central Ohio and Louisville, Kentucky. We are expanding our presence in Kentucky by entering the Lexington market and expect to begin selling homes in Lexington during the second quarter of 2004 and to begin delivering homes there during the fourth quarter of 2004. Our customer-driven focus targets entry-level and move-up home buyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to more than $350,000 and in size from approximately 1,000 to 3,500 square feet.

We trace our homebuilding roots to 1952 when Donald A. Borror, our Chairman Emeritus, built his first home in Columbus, Ohio. Donald Borror and the Borror family grew the homebuilding business, and operated it as part of the homebuilding and related divisions of BRC Properties Inc. (“BRC”). We were organized as an Ohio corporation in October 1993 under the name Borror Corporation in anticipation of our initial public offering, which we completed in March 1994. In connection with the initial public offering, we acquired from BRC, our predecessor company and our largest shareholder, its homebuilding operations. BRC is primarily owned and controlled by the Borror family. In May 1997, we changed our name to Dominion Homes, Inc.

Our principal corporate offices are located at 5000 Tuttle Crossing Blvd., Dublin, Ohio 43016. The telephone number of our principal corporate offices is (614) 356-5000 and our web site address is www.dominionhomes.com.

Our Markets

We presently build homes in Central Ohio and Louisville, Kentucky. We announced our entry into the Lexington, Kentucky market in late 2003 and expect to begin delivering homes in the Lexington, Kentucky market in the fourth quarter 2004. Our markets have diverse economic and employment bases with steady population growth over the last 10 years. We believe we are the largest homebuilding company in both Central Ohio and Louisville, Kentucky, based on the number of new homes delivered.

In 2003, we delivered approximately 32% of all new homes in the Central Ohio market. Columbus is the capital of Ohio, the county seat of Franklin County and the largest city in Ohio. The Columbus Metropolitan Statistical Area (the “Columbus MSA”) has a population of approximately 1.7 million. As of December 2003, the unemployment rate in the Columbus MSA was 4.1% and the national average was 5.7%. Columbus is the home of The Ohio State University. In addition, a number of notable organizations have their headquarters in Central

Ohio, including Honda of America Manufacturing, Inc., American Electric Power Company, Inc., The Limited, Inc., Nationwide Insurance Company, Wendy’s International, Inc., Battelle Memorial Institute, The Scotts Company and Cardinal Health, Inc. The Columbus MSA includes Franklin, Pickaway, Madison, Fairfield, Delaware, Licking, Union and Morrow County. We build homes in all of these counties, except Morrow County.

In 1998, we expanded our operations into Louisville, Kentucky. The Louisville Metropolitan Statistical Area (the “Louisville MSA”) has a population of approximately 1.0 million. As of December 2003, the unemployment rate in the Louisville MSA was 4.5%. Louisville is the home of the University of Louisville and the headquarters for major corporations such as Humana, Inc., Yum! Brands, Inc. and KFC Corporation. Other major employers in Louisville include GE Appliance, Ford Motor Company and United Parcel Service, Inc. The Louisville MSA consists of Jefferson, Oldham, Bullitt, Trimble, Nelson, Meade, Spencer, Shelby and Henry Counties in Kentucky and Harrison, Floyd, Clark and Washington Counties in Southern Indiana. We are presently building homes in Jefferson and Oldham counties and expect to begin building homes in Shelby and Clarke counties during 2004.

In the fourth quarter of 2003, we announced our expansion into Lexington, Kentucky. We chose Lexington because of its strong economy, its proximity to our existing operations in Louisville and our ability to share many systems and personnel in developing communities and building homes in both of our Kentucky locations. The Lexington Metropolitan Statistical Area (the “Lexington MSA”) has a population of approximately 486,000. At December 31, 2003, the unemployment rate in the Lexington MSA was 3.5%. Lexington is the home of the University of Kentucky, Toyota Motor Manufacturing and Lexmark International.

Our Products

We focus on providing high-quality, affordably priced single-family homes primarily for entry-level and first-time move-up home buyers. We currently offer three distinct series of homes, which are differentiated by price, size, standard features and available options.

•	Independence Series—Our Independence Series, a neo-traditional housing concept, targets entry-level home buyers. We offer nine home designs in this series ranging in price from approximately $100,000 to $170,000 and in size from approximately 1,000 to 1,800 square feet. This series consists of detached, single-family homes located in communities with relatively narrow streets, garage access through alleys in the rear and the look, feel and privacy of homes in older, traditional neighborhoods. We have established Independence Series communities both as single-family homes in condominium communities and as fee-simple communities under provisions of the City of Columbus’ zoning code for traditional neighborhood developments. These communities maximize our land use and can be developed more efficiently at reduced costs. Our Independence Series has expanded the potential customer base that can afford our homes. Based on currently available financing, homes in our Independence Series can be purchased by qualified purchasers having annual incomes as low as $25,000.

•	Celebration Series—Our Celebration Series, which is our most popular series of homes, targets entry-level and first-time move-up home buyers. We offer 24 single-family traditional home designs in this series ranging in price from approximately $150,000 to

$220,000 and in size from approximately 1,200 to 2,300 square feet. Homes in our Celebration Series are efficiently designed and incorporate many popular features that are typically offered as options by our competitors. Standardizing these features results in efficiencies that lower the overall cost of our homes and provides us with a competitive price advantage.

•	Tradition Series—Our Tradition Series, with styles ranging from contemporary to traditional designs, targets move-up home buyers. We offer 13 single-family home designs in our Tradition Series ranging in price from approximately $200,000 to more than $350,000 and in size from approximately 2,200 to 3,500 square feet. These home designs incorporate many semi-custom features and offer a variety of options from which to choose.

We also regularly experiment with new types of homes and communities that are aimed at expanding our target markets.

Community Development

The community development process generally consists of two phases: (1) land acquisition and development, and (2) home construction.

Land Acquisition and Development. One of our key strengths is our ability to identify and economically acquire land to be developed for our homebuilding operations. We are the developer of approximately 90% of the communities in which we build homes. This practice enables us to: (1) improve our profit margins by reducing the cost of finished lots, (2) maintain an adequate supply of finished lots to meet market demand, (3) control the details of development in order to create a distinctive look and feel in our communities, and (4) streamline and coordinate the construction process.

We believe that our understanding of our homebuilding markets gives us an advantage in identifying and acquiring unimproved land with good market potential. In considering the suitability of unimproved land for development, we review factors such as: (1) availability of existing community services such as sewers, water, gas and electricity, (2) estimated costs of development, (3) the quality of surrounding school systems, (4) population growth patterns, (5) proximity to developed residential and retail areas, (6) employment growth rates, (7) anticipated absorption rates for new housing, and (8) availability of transportation.

To limit our risk, we generally attempt to control land through the use of option and contingent purchase contracts when purchasing land. These contingent purchase contracts condition our obligation to purchase land subject to our review and approval of such matters as zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, title matters, economic feasibility of development and other property-related criteria. We generally do not acquire unimproved land until necessary environmental studies and zoning permits have been obtained and the land is served by utilities. Our engineering and design professionals plan and engineer the land and oversee the construction of streets, sewers, water and drainage facilities and other improvements to meet our specifications. In developing land, we are required by some municipalities and other governmental authorities to provide letters of credit or performance bonds to secure performance of our obligations to install sewers, streets and other improvements.

Through our control of the development process, from the design of each community entryway to the placement of streets and amenities, we create a distinctive look and feel in each of our communities. We generally complete the sale of homes in our communities in time periods that range from three to five years from first to last sale, with smaller communities generally taking less time to complete than larger communities. Certain large communities can take more than five years to complete. In addition, we typically incorporate an association of the homeowners to ensure the continued maintenance of the common areas after the community is developed.

We selectively enter into joint ventures with other homebuilders to own and develop communities. Development costs of the joint ventures generally are funded by the participants. The participants in the joint ventures acquire substantially all of the developed lots. At December 31, 2003, we were actively participating in 12 joint ventures.

Land inventory that we own consists of either (1) land titled in our name or (2) our pro rata share of land titled in the name of one of our joint ventures. Land inventory that we control consists of land that we have committed to purchase or have the right to acquire under contingent purchase or option contracts. We expect that a portion of our contingent contracts will not be executed for various reasons. We continually review our land inventory and contingent contracts to determine which contracts are reasonably likely to result in an executed land purchase.

The following table sets forth an estimate of our land inventory as of December 31, 2003 and includes only land under contingent contracts which we believe are reasonably likely to result in an executed land purchase:

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Land we own:
Central Ohio	1,367	1,246	5,379	7,992
Kentucky	245	384	1,105	1,734
Land we control:
Central Ohio	—	—	9,780	9,780
Kentucky	—	—	1,674	1,674

Total	1,612	1,630	17,938	21,180

Home Construction. To further improve our building efficiency and to better control our supply and cost of raw materials, we operate our own lumber and construction products distribution centers. The distribution centers enable us to provide just-in-time delivery of materials to our Central Ohio job sites, and to purchase high-quality lumber products and other building materials, including shingles, doors and windows, directly from mills and wholesalers at more attractive prices than are available to many of our competitors. We occasionally purchase lumber for delayed delivery to ensure adequate supply and predictable costs. Substantially all of the lumber and other building materials maintained at our distribution centers are for our own use. In addition to buying and delivering building materials, most of the floor trusses used in our Central Ohio homes are manufactured at our primary distribution center.

We act as the general contractor for the construction of our homes. Our construction superintendents, together with the construction managers to whom they report, monitor construction, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls, and monitor compliance with zoning and building codes. We use subcontractors to minimize our employment cost, equipment and building supply inventory. This practice also increases our ability to respond to changes in the demand for housing. We have longstanding business relationships with many of our subcontractors. These relationships, combined with our building volume, year-round construction schedule, and efficient home designs, have enabled us to negotiate favorable agreements with our subcontractors and allow us to better control the costs of skilled labor.

We maintain information and administrative systems to support our construction operations. These systems allow us to control construction costs by providing us the information necessary to monitor subcontractor performance and expenditures on each home. Subcontracted work is authorized by work orders. The cost of deviations from the work order must be approved for payment by our construction superintendents and we investigate significant cost variances. These information systems also integrate our sales reporting, contract management and material distribution systems into the construction process.

Our general practice is to start construction of a Celebration or Tradition Series home when we have obtained an executed sales contract. However, we selectively start construction of a limited number of homes in these series without a sales contract in anticipation of seasonal demand and to attract customers, such as corporate transferees, who need homes in 60 to 90 days. Also, our Independence Series homes’ production method dictates that we start a limited number of these homes without a sales contract. We normally obtain sales contracts on these inventory homes early in the construction process. An inventory home is also created when a sales contract is cancelled after construction has commenced, generally because the purchaser has not satisfied a contingency. At December 31, 2003, we had 248 inventory homes in various stages of construction, compared to 164 inventory homes at December 31, 2002. We also start the foundation of homes on a strategic and selective basis during the fall and early winter in order to moderate the effects of weather on the building process. These foundations are not included in the number of inventory homes we report.

Marketing Strategy—“The Best of Everything®”

We market our customer-driven focus as “The Best of Everything.” As part of this philosophy, we build affordable homes with high-quality materials and construction practices, and we provide our home buyers with a high level of customer service.

Marketing and Sales. We have an extensive targeted marketing plan, which includes advertising by broadcast, newspapers, magazines, direct mail and billboards. Our advertising typically emphasizes the quality of our homes, the location of our communities, the brand name components used in our homes, the wide variety of our home styles and the longevity of the Company. We believe these factors differentiate our products and reinforce our “Dominion Homes-The Best of Everything®” brand awareness program. According to a third party survey conducted during 2003, over 97% of Central Ohio respondents recognized the Dominion Homes® brand.

We conduct our home sales from more than 50 furnished model homes located throughout Central Ohio and Louisville, Kentucky, and from two Dominion HomeStores® in

Central Ohio. The two Dominion HomeStores® primarily focus on sales through the realtor community and last year generated more than $111.5 million in sales. We encourage independent realtor participation in the home sales process because realtors often introduce our homes to customers who might not otherwise consider purchasing a new home.

We employ approximately 60 trained sales representatives. Our sales representatives are trained to fully explain the features and benefits of our homes, the available mortgage financing opportunities and the construction process. Our sales representatives are also trained to help the buyer determine which home design best suits his or her needs. We devote significant attention to the continued training of our sales representatives to assure high levels of professionalism and product knowledge. Our sales representatives are Company employees and are compensated on a commission-only basis. We believe that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables us to communicate a consistent message to our customers.

During 2003, we built a second central Ohio office building that includes our customer care and sales center. We are one of the first of the larger homebuilders in the country to combine, in a single location, all of the homebuilding operations that directly interact with customers. These operations include sales services, showroom and decorating services, mortgage services and title and closing services. We expect that, by combining these operations in one location, we will provide a more effective and satisfying home buying experience for our customers.

Occasionally, we use promotional and sales incentives, such as discounts on the purchase price of our homes, to market our products. We also offer discounts to previous purchasers of our homes, our vendors, our own employees and select companies through our “Best Benefit” program.

Quality Homes and Communities. Our more than 50 communities offer customers a wide-range of choices in neighborhood features, such as schools, bicycle and jogging trails, walking paths, park areas, playgrounds and swimming facilities. We believe that our homes have more standard features than any competitor selling at comparable prices in our markets. Every Dominion Home includes a front porch, maintenance-free exterior, two-car garage, cathedral ceiling, air conditioning, all major kitchen appliances and fully sodded yard. We use nationally recognized and industry leading brand name components in constructing our homes. These components include Andersen® wood windows, the Kohler® family of bathroom and kitchen fixtures, Trane® natural gas furnaces, Armstrong® flooring, General Electric® appliances, Wilsonart® decorative laminate and Aristokraft® cabinets.

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

Customer Financing. Through our mortgage financing services subsidiary, Dominion Homes Financial Services, Ltd. (“DHFS”), we assist virtually all of our customers in obtaining mortgages to finance the purchase of their homes. We do not provide mortgage financing to our customers and, consequently, do not bear the interest rate and market risks associated with making mortgage loans. Our services include loan application counseling and processing. Since the inception of DHFS, we have used an agent to identify and negotiate the placement of mortgages with third party mortgage lenders. Effective in March of 2004, we expect that we will end our relationship with this agent and that DHFS will expand its services to identify and negotiate the placement of mortgages to third party mortgage lenders. Our expanded mortgage services are expected to offer our customers additional mortgage programs, a better home buying experience and increase our earnings from DHFS. DHFS will not, itself, provide mortgage financing to our customers. In 2003, DHFS provided mortgage financing services for approximately 2,700 of our customers, representing approximately 88% of our closings. The average mortgage amount was approximately $165,000. DHFS generated revenues of approximately 2.5% of the total loan volume.

We offer to our customers a number of attractive loan options that include interest rate buy downs and payment of the customer’s loan origination fees, rate commitment fees, discount points and some closing fees. We currently offer several “no money down” programs to purchasers of our Independence and Celebration Series homes. These “no money down” programs are provided through several non-profit corporations and are permitted by the U.S. Department of Housing and Urban Development. These “no money down” programs allow a home buyer to receive gift funds from the non-profit corporation to be used as a down payment. We are obligated to make a contribution to the non-profit corporation that is slightly larger than the amount of the gift to the home buyer. We aggressively market these “no money down” programs because they enable us to sell homes to entry-level home buyers who otherwise would not have the down payment necessary to qualify for mortgage financing. A significant percentage of our home buyers in 2003 participated in one of the “no money down” programs.

The majority of our homes are financed under Federal Housing Administration (“FHA”) or Department of Veteran Affairs (“VA”) mortgage programs. In comparison to conventional financing, FHA and VA financing generally allow customers to purchase homes with a higher percentage of their income directed toward housing expenses and with lower down payments. FHA and VA financing rules are also generally more flexible in the amount of points and closing costs that the seller may pay. During 2003, approximately 72% of our closings involved government insured financing. At January 1, 2004, the maximum dollar amount for FHA mortgages was $208,801 in the Columbus MSA, $180,405 in the Louisville MSA and $160,176 in the Lexington MSA.

We sell our homes using standard sales contracts. These contracts generally require the home buyer to make a $500 deposit when the contract is signed and to pay the balance of the cash down payment at the start of construction. Our “no money down” programs require an initial deposit of $250 when the contract is executed and a second $250 deposit when the home buyer’s loan is approved. Both of these deposits are returned to the home buyer upon the successful closing of the home.

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

Most of our closings are performed by our affiliated title insurance agencies. Alliance Title Agency, Ltd. (“Alliance”) provides title insurance for most of our home closings in Central Ohio. Alliance is an Ohio limited liability company of which we own 49.9%, the maximum percentage allowed under Ohio law. Our wholly-owned subsidiary, Alliance Title Agency of Kentucky, LLC, a Kentucky limited liability company, began providing title insurance for our Louisville, Kentucky home closings in early 2002, and will provide title insurance for our Lexington, Kentucky home closings.

We believe that maintaining affiliated title insurance agencies facilitates quick and convenient closings. The title insurance agency personnel are trained to have a basic understanding of our home construction process and “The Best of Everything” marketing strategy. We also believe that having affiliated title insurance agencies and a mortgage financing services subsidiary enhances communication between these entities and the Company.

After a home closing, we survey our home buyers twice and invite them to complete a questionnaire that rates their home buying experience. This survey includes rating their sales representative, construction superintendent, decorating consultant and loan counselor. The questionnaires also provide other information regarding the home buyer’s building experience. We use the information obtained from these questionnaires to refine our product offerings.

Value Engineering. We have enhanced “The Best of Everything” marketing strategy through our innovative approach to home design and construction. We use streamlined architectural designs with more standard features and amenities than are normally found in new homes at comparable prices. This approach enables us to use standard-sized building materials and reduces construction deviations and change orders. On an ongoing basis, we work closely with our vendors to further refine and standardize our building material needs, enabling us to realize additional cost and supply efficiencies. This focus on the design and construction process allows us to deliver affordably priced homes with more consistent quality and shorter construction times.

Our design work is performed by our architectural department. Each home design is value engineered for greater efficiency in the building process and to lower the cost to the home buyer. On an ongoing basis, the architectural department uses its knowledge of our markets and feedback from our home buyers to create new designs and modify existing designs to keep pace with changing consumer tastes and preferences. The architectural department uses computers and computer graphics that provide flexibility in creating new designs, modifying existing designs and accurately estimating the materials required for any particular design.

Growth Opportunities

We believe that there are opportunities for continued growth in our Central Ohio and Kentucky markets. We continue to identify and economically acquire property to provide lots for future homebuilding. Through the introduction of affordably priced product offerings, such as our Independence Series, we intend to continue to expand the potential customer base that can afford our homes. We believe that the entry-level and move-up buyer markets have the potential to provide a consistent, stable demand for our homes.

We also continually evaluate opportunities to expand into new markets. We consider expansion opportunities through either creating a start-up operation or acquiring an existing homebuilding company. In evaluating new markets, we consider many of the following factors:

•	Potential for economies of scale. Our expansion strategy targets those markets where we believe significant growth opportunities exist. Our operating strategy emphasizes efficiencies derived from economies of scale, which ultimately requires a substantial commitment of capital. Therefore, pursuant to our expansion strategy, we consider entering markets where we believe that the opportunity for growth justifies the commitment of capital and presents the possibility of achieving operating efficiencies.

•	A highly fragmented homebuilder market. We characterize a highly fragmented homebuilder market as one having numerous homebuilders, but with no more than one homebuilder controlling greater than 10% of the market share. Highly fragmented markets present reduced barriers to entry and the opportunity to quickly assume a leading market share.

•	A relatively stable and diverse economy. The Central Ohio and Louisville and Lexington, Kentucky economies are characterized by relatively stable economic growth and diverse economic and employment bases. We believe this type of economy produces a more predictable demand for homes.

•	Demographics similar to our current markets. We primarily target entry-level and first-time move-up home buyers. Substantial portions of the potential home buyers in our current markets are in these segments of the home buying population. By continuing to target these segments of the home buying market, we believe we can replicate the success we have achieved in our current markets.

•	Compatibility with our existing product offerings. Our expansion strategy targets markets with homes that are compatible with our existing product offerings. We believe that introducing our existing homes into new markets will reduce the risks inherent in offering new home designs and will help us attain the construction efficiencies that result from our standardized home designs.

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

Employees

On December 31, 2003, we employed 628 individuals, which included 567 employees (including four part-time employees) in Central Ohio and 61 employees (including 1 part-time) in Louisville, Kentucky. We employed 194 individuals in construction, 22 in warranty, 166 in sales and marketing, 76 in the lumber and building materials distribution center, 23 in land development, 27 in mortgage services and 120 in management, professional services, administrative or clerical positions. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe our relationships with our employees and subcontractors are generally good.

Other Information

Information regarding seasonality, our practices regarding working capital items and backlog orders is contained in this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding the availability of labor and raw materials, competition and governmental regulations affecting our business is contained in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks – Material or labor shortages can adversely affect our business; The homebuilding industry is highly competitive; and, Our business is subject to substantial government regulation which could cause delays, increase costs, and restrict or prohibit homebuilding activity in certain regions.”

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

We also make available at our Internet website, http://www.dominionhomes.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.	PROPERTIES

We lease from BRC our two corporate offices in Central Ohio. The first building is approximately 40,000 gross square feet (37,557 net rentable square feet) and the lease commenced January 1, 1998. The lease has a term of twelve years, a triple net rental rate of $12.00 per square foot and provides for two options to renew for periods of five years each at then-current market rates. The rental rate for the building was established by an MAI appraiser commissioned by a committee comprised solely of independent members of our Board of Directors, and confirmed in a review by a second MAI appraiser.

During 2002, we purchased land and contracted to build a second corporate office building. On October 31, 2003, we sold this building to BRC for its approximate cost of $4.5 million and leased it back. This second office building is approximately 35,000 gross square feet (33,260 net rentable square feet) and the lease commenced November 1, 2003. The lease has a term of fifteen years and a triple net rental rate per square foot of $12.58 for the first five years, $13.18 for the second five years and $13.83 for the last five years. The lease also provides for two options to renew for periods of five years each at then-current market rates. The terms of the sale and leaseback were negotiated based on bids from multiple third parties, reviewed by an MAI appraiser and approved by a committee comprised solely of independent members of our Board of Directors.

During 2003, we leased from BRC an aggregate of 15,750 square feet of commercial space in Central Ohio. We used this space for our decorating center, centralized sales office and mortgage financing services company. The weighted average lease rate was $11.20 a square foot. A committee comprised solely of independent members of our Board of Directors approved each of the leases after review of a report by an independent MAI appraiser. During November 2003, the staff and activities in this space moved into our new corporate office building.

During 2003, we leased from a non-affiliated third party 7,658 square feet of office space while completing our second corporate office building. The lease ended December 31, 2003. We also have short-term leases of warehouse space in Central Ohio with non-affiliated third parties of 1,200 square feet and 25,000 square feet for storing model furnishings and building material, respectively.

We lease approximately 6,400 square feet of commercial space in Louisville, Kentucky from a non-affiliated party for our Louisville, Kentucky offices and approximately 4,800 square feet of commercial office space from a non-affiliated third party for our Lexington, Kentucky offices.

We own a distribution center, which is located on approximately six acres in Columbus, Ohio. The facility includes nine buildings, constructed of steel, wood or concrete block and contains approximately 75,000 square feet of space.

From time to time, we participate in a program with a non-affiliated party to sell and lease back our model homes. At December 31, 2003, we leased eleven model homes under this program on a month to month basis. All of these leases were originated prior to 2003.

Item 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of our management, there are no currently pending proceedings that will have a material adverse effect on our financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common shares are traded on the NASDAQ National Market under the symbol “DHOM.” The following table sets forth, for the periods indicated, the high and low closing prices for our common shares, as reported by the NASDAQ National Market.

	Sales Prices
Calendar Year Ending December 31, 2004	High	Low
First Quarter (Through March 12, 2004)	$39.34	$28.01

Calendar Year Ending December 31, 2003	High	Low
First Quarter	$15.00	$11.49
Second Quarter	$25.60	$13.75
Third Quarter	$28.75	$21.42
Fourth Quarter	$34.80	$26.99

Calendar Year Ending December 31, 2002	High	Low
First Quarter	$19.35	$15.01
Second Quarter	$25.95	$17.64
Third Quarter	$21.46	$15.50
Fourth Quarter	$16.73	$12.89

On March 12, 2004, the last sale price of our common shares, as reported by the NASDAQ National Market, was $36.38 per share, and there were approximately 220 holders of record of our common shares.

We have never paid any cash dividends on our common shares. From time to time, our Board of Directors evaluates the desirability of paying cash dividends. The future payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our Board of Directors. The provisions of our existing bank credit facility limit the amount of cash dividends that we may pay during any calendar year to 50% of net income after taxes for such year.

Item 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. This table should be read together with “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$563,464	$491,706	$395,701	$326,415	$277,577
Cost of real estate sold	428,508	376,753	305,430	261,081	224,474

Gross profit	134,956	114,953	90,271	65,334	53,103
Selling, general and administrative	74,006	64,492	52,491	40,808	33,601

Income from operations	60,950	50,461	37,780	24,526	19,502
Interest expense	7,903	8,675	11,667	9,125	6,024

Income before income taxes	53,047	41,786	26,113	15,401	13,478
Provision for income taxes	21,229	17,291	10,987	6,342	5,460

Net income	$31,818	$24,495	$15,126	$9,059	$8,018

Basic earnings per share	$4.01	$3.36	$2.38	$1.42	$1.27

Diluted earnings per share	$3.94	$3.28	$2.30	$1.39	$1.23

Weighted average shares-basic	7,931,600	7,282,900	6,351,343	6,363,131	6,318,148

Weighted average shares-diluted	8,076,174	7,457,985	6,575,026	6,496,720	6,495,796

Consolidated Balance Sheet Data (at period end)
Real estate inventories	$326,809	$262,855	$230,024	$184,474	$159,180
Total assets	$356,142	$287,737	$254,546	$201,193	$174,059
Long term obligations	$140,178	$115,485	$133,869	$108,804	$97,058
Shareholders’ equity	$166,061	$132,981	$81,567	$67,888	$58,730

Operating Data (unaudited)
Homes (in units)
Sales contracts, net of cancellations	3,071	2,577	2,309	1,785	1,680
Closings	3,070	2,591	2,054	1,798	1,641
Backlog at period end	1,019	1,018	1,032	777	790
Aggregate sales value of homes in backlog at period end	$198,940	$194,176	$201,211	$153,921	$140,220

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading builder of high-quality homes in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville, Kentucky. In late 2003, we expanded our presence in Kentucky by entering the Lexington market. Our customer-driven focus targets entry-level and move-up home buyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to more than $350,000 and in size from approximately 1,000 to 3,500 square feet.

Our net income for 2003 increased 29.9% to a record $31.8 million, or $3.94 per diluted share, from $24.5 million, or $3.28 per diluted share, for 2002. The positive operating results are due in part to the continued development of our entry level or Independence Series, which we introduced in 2001. In 2003, closings from our Independence Series homes increased to over 30% of our total closings versus approximately 15% in 2002. Our market share in Central Ohio, based on new homes delivered, has increased to 32% in 2003 from 28% in 2002 and the majority of the increase was due to the expansion of the Independence Series.

Also during 2003, the percentage of closings generated by our Louisville, Kentucky division increased from approximately 10% in 2002 to approximately 15% in 2003. We continue to expand our investment in this market and expect to see continued growth.

The weighted average number of diluted shares outstanding during the twelve months ended December 31, 2003 increased 8% to 8,076,174 from 7,457,985 shares during the twelve months ended December 31, 2002 due to the full year impact of our secondary public offering completed in June 2002. On February 10, 2003, we announced that our Board of Directors had authorized the repurchase of up to 250,000 of our common shares. The repurchase plan ended on December 31, 2003. During the first quarter of 2003, we purchased 147,500 common shares at an aggregate purchase price of $1.8 million.

In 2004, we intend to continue our three-point growth strategy, which is to: (1) increase market share in Central Ohio, (2) begin sales in Lexington, Kentucky and expand our overall market share in Kentucky, and (3) review new markets for potential expansion.

Central Ohio is our strongest market providing over 75% of our closings. We expect to add additional communities during 2004 in order to expand this market.

We opened our Louisville, Kentucky operations in 1998 and, while 2003 closing information is not yet available, we believe that we have become the largest single family homebuilder in this market. In late 2003, we expanded into the Lexington, Kentucky market. We expect to begin selling homes in Lexington during the second quarter of 2004 and to have our first closings in the fourth quarter of 2004. As with our other markets, our goal is to become the dominant homebuilder in Lexington, Kentucky.

In evaluating potential new markets, we look for a market that has many of the following characteristics: (1) a potential for economies of scale, (2) a highly fragmented homebuilder market, (3) a relatively stable and diverse economy, (4) demographics similar to our current markets, and (5) compatibility with our existing product offerings.

Effective December 3, 2003, we expanded and extended our unsecured credit facility. The facility was expanded from $175 million to $250 million and the maturity date was extended through May 2007. We intend to use this expanded credit facility to fund our growth.

The year 2004 will be a transition year for Dominion Homes. During 2003, the Company sold out of several of its communities faster than anticipated due to strong demand for our products combined with an attractive interest rate environment. During 2003, we also experienced delays in the development of replacement communities due to municipalities becoming more restrictive. As a result, the number of communities at December 31, 2003 in which we were actively selling homes was comparable to the number at December 31, 2002. Through expansion into Lexington, Kentucky and the development of new communities in Central Ohio and Louisville, Kentucky, we expect to increase our number of new communities by up to 35% by the end of 2004. Barring a significant change in market conditions, we anticipate a marginal increase in earnings in 2004 and a significant increase in year end backlog, which we expect will put the Company in a position for strong earnings growth in 2005.

Business Risks

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2004 and beyond to differ materially from those expressed in the forward-looking statements. Included among such important risks, uncertainties and other factors are the following:

We are particularly affected by changes in national and local economic, business and other conditions. Our financial position and results from operations are affected by changes and cycles in national and local economic, business and other conditions, most of which are beyond our control. These conditions include:

•	short and long term interest rates;

•	changes in governmental regulations;

•	employment levels;

•	availability and affordability of mortgage financing for home buyers;

•	availability and cost of building lots;

•	availability and cost of materials and labor;

•	fluctuating lumber prices and shortages;

•	adverse weather conditions and natural disasters;

•	consumer confidence and housing demand;

•	competitive overbuilding;

•	changing demographics;

•	cost overruns;

•	changes in tax laws;

•	changes in local government fees; and

•	availability and cost of rental property and resale prices of existing homes.

In addition, domestic terrorist attacks and the threat or the involvement of the United States in international armed conflict may also adversely affect general economic conditions, consumer confidence and the homebuilding markets.

Interest rate increases or changes in federal lending programs could adversely affect sales of our homes. Virtually all purchasers of our homes finance their purchase through third party lenders who offer conventional, FHA and VA mortgage financing. A material increase in mortgage interest rates or unfavorable changes to these lending programs would adversely affect the ability of prospective home buyers, particularly our targeted entry-level home buyers, to obtain mortgage financing. We also depend upon the availability and cost of mortgage financing for buyers of the current homes owned by potential purchasers of our homes. Prior to purchasing our homes, some of our home buyers must sell their current homes, and these sales depend on the availability and cost of mortgage financing. In addition, because the majority of our home buyers use FHA mortgage financing, a material reduction in the scope or funding of FHA mortgage programs could have a material adverse effect on our sales.

In particular, a substantial number of our home buyers use down payment assistance programs, which allow home buyers to receive gift funds from non-profit corporations to be used as a down payment. At one time, HUD proposed rules which would have prohibited the use of gift fund programs in conjunction with FHA-insured mortgage loans. HUD subsequently withdrew these proposed rules, but has continued to increase its regulation of gift fund programs. If HUD were to prohibit or make materially unfavorable changes to the use of gift fund programs, we would expect to offer, as we have in the past, a different type of down payment program. There can be no assurance, however, that any such replacement program would be as attractive to home buyers as the programs offered today and that our sales would not suffer.

Our business is subject to substantial government regulation which could cause delays, increase costs, and restrict or prohibit homebuilding activity in certain regions. We are subject to substantial local, state and Federal requirements concerning zoning, resource protection, building design and construction, and similar matters. These requirements include local regulations, which impose restrictive zoning and density requirements to limit the number of homes that can eventually be built within the boundaries of a particular location. Particularly in the case of local political subdivisions, anti-growth sentiments can lead to ballot measures that can interfere with or impede our ability to develop land or build homes. Candidates for local office who favor restrictions on growth and development are being elected with greater frequency in certain communities in which the Company conducts business. Restrictive measures can also affect construction activities, including construction materials, which must be used in home construction, as well as sales activities and other dealings with home buyers. We also must obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Obtaining acceptable zoning and overcoming objections of neighborhood groups and citizen activists is becoming more difficult, time consuming and expensive. There can be no assurance that these issues will not adversely affect the Company in the future.

We also are subject to a variety of local, state and Federal requirements concerning the protection of health and the environment. The particular environmental laws, which apply to any given project, vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays and cause us to incur substantial compliance costs, including substantial expenditures for pollution and water quality control. These laws may prohibit or severely restrict development in certain environmentally sensitive regions. In an effort to avoid major environmental issues in our developments, we have a general practice of requiring environmental reports from qualified, independent professionals and resolution of identified environmental issues prior to purchasing land. However, there is no assurance that we will not incur material liabilities relating to the removal of toxic wastes or other environmental matters affecting land we have acquired.

Building moratoria may result in periodic delays or may preclude us from developing certain projects. These moratoria generally result from insufficient water supplies or sewer facilities, delays in utility hookups, inadequate road capacity, environmental concerns, school system overcrowding or financial difficulties, or anti-growth sentiment within a specific market area or community. Time-limited moratoria or restrictions on zoning changes, building permit issuance and extensions of utilities in certain areas have been adopted by several communities in which the Company develops land and builds homes, and similar restrictive measures have been considered by other communities in which the Company conducts business. These moratoria can occur before or after we start our operations and without notice or recourse.

Our success depends on the availability of undeveloped land that is suitable for our development. We currently are the developer in approximately 90% of the communities in which we are build homes. Therefore, our short and long-term financial success depends and will continue to depend on our ability to acquire land, adjust our strategy for purchasing land, address changing market conditions and develop communities successfully. We commit substantial financial and managerial resources to acquire land and develop the streets, utility services and other infrastructure before any revenue is generated from the community. We may acquire and develop land upon which we cannot, or choose not to, build or sell homes. The market value of undeveloped land and building lots fluctuates. We also build some homes before we obtain non-cancelable sale contracts for those homes. We may have to hold these unsold inventory homes for an indefinite time prior to a sale. In addition, because market prices fluctuate, we may have to sell inventory homes at a loss.

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

We are significantly leveraged and depend on the availability of financing. We incur significant up-front expenditures for land acquisition, development and construction costs. We have traditionally financed these costs with bank borrowings, internally-generated funds and joint venture arrangements. Although we have not in recent years experienced problems in obtaining financing, we cannot be sure that continued financing will be available to us in the future, or that any financing available to us will be on favorable terms. Our ability to make payments of principal or interest on, or to refinance our indebtedness, will depend on our future operating performance and successful execution of our business strategy.

We operate in a limited number of geographic areas. Our operations include Central Ohio and Louisville, Kentucky, and we have recently entered the Lexington, Kentucky market. Our lack of geographic diversity means that adverse general economic or weather conditions in one or more of these markets could have a material adverse impact on our operations.

Our expansion strategies may adversely effect our operations. We continually evaluate opportunities to expand into new markets, whether through acquisitions or start-up operations. Any expansion strategy involves many risks. New markets may prove to be less stable than our current markets and may result in delays, problems and expenses not typically encountered in our current markets. Regulations in various states may prohibit or impede us from using some of our community development strategies, such as those utilized with the Independence Series, that require condominium or other high density housing. We may fail to identify suitable acquisition candidates or complete acquisitions on acceptable terms. The magnitude, timing and nature of acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, financial resources and skilled employees to manage the acquired companies, the negotiation of acceptable terms, and general economic and business conditions. The likelihood of our success in establishing start-up operations also depends on similar factors, including identification of suitable start-up markets, availability of financial resources and skilled employees and subcontractors, and general economic and business conditions. In addition, start-up operations may require significant lead-time before they generate sufficient revenues to be profitable. Expansion through acquisitions or start-up operations will require substantial attention from our management team. The diversion of management’s attention, as well as any other difficulties that may be encountered in the transition and integration process, could have a material adverse effect on our operations.

Our new product offerings may not be attractive to customers. We continue to introduce new home designs and new community concepts as part of our product offerings. There are significant risks that we may not accurately predict the tastes or preferences of potential home buyers. A failure to predict these tastes or preferences could have a material adverse effect on our sales.

The loss of certain key personnel could adversely effect our operations. We have several key executive officers, the loss or prolonged absence of whom could have an adverse effect on our operations. In particular, the loss of the services or prolonged absence of Douglas Borror, our Chairman and Chief Executive Officer, or Jon Donnell, our President and Chief Operating Officer, could have a material adverse effect on our operations. Our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel, of which there can be no assurance.

Our operating results vary on a quarterly basis. Our business is significantly affected by changes in economic cycles, and our revenues and earnings vary with the level of general economic activity in the markets where we build homes. We historically have experienced, and expect to continue to experience, variability in revenues and reported earnings on a quarterly basis. A significant percentage of our sales contracts are executed during the first and second quarters of the year. Closing on a home occurs approximately three to six months after the date of the sales contract but, with weather and other delays, may take longer. We do not recognize any revenue on the sale of a home until the closing occurs. As a result, we historically have experienced higher closings and revenues during the second half of the year.

We are subject to warranty claims arising in the ordinary course of business that could be costly. As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. We provide warranties on our homes for periods as long as thirty years. In the event that we experience greater warranty claims than we anticipate, we could incur significant expenses which could affect future earnings.

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

The homebuilding industry is highly competitive. We compete in each of our geographic markets with national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources than we do. We compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. We also compete with the resale market for existing homes, which some home buyers may prefer over new homes. Additionally, there are many other national and regional homebuilders, many of which have greater financial, marketing, land acquisition and sales resources than we do, that do not currently have a significant presence in our current markets. A concerted effort by these homebuilders to enter or expand their current operations in our markets could have a material adverse effect on our sales.

Covenants in our bank credit facility restrict our ability to engage in certain activities. Our bank credit facility imposes restrictions on our operations and activities. Some of the more significant restrictions limit:

•	the amount we may borrow under the bank credit facility based upon borrowing base limitations;

•	maintenance of interest coverage, net worth and leverage ratios;

•	the amount of our uncommitted land holdings and unzoned land purchases;

•	the amount that we may borrow outside of the bank credit facility and the amount of contingent obligations that we can assume;

•	the amount we may invest in homebuilding operations in markets other than Central Ohio or Kentucky;

•	speculative and model home inventory;

•	leases; and

•	the payment of dividends.

Application of critical accounting policies requires management to make certain estimates and assumptions that may impact our future financial results. In preparing our financial statements, management is required to make certain estimates and assumptions that affect the annual and quarterly reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities. Our actual results could be different from these estimates and assumptions. Some of our more critical accounting policies include:

•	reserves to reduce our real estate inventories to net realizable values;

•	estimates for construction costs for homes closed;

•	reserves for the estimated warranty cost of homes;

•	estimates of the costs to complete land development;

•	estimates of the annualized capitalization rate for indirect overhead and other expenses;

•	estimates of self-insured worker’s compensation claims; and

•	estimates of the annual effective tax rate in interim periods.

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

The following table sets forth certain data for each of our last eight quarters:

Three Months Ended	Revenues	Sales Contracts[1]	Closings	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Mar. 31, 2002	$ 98,378	717	518	1,231
June 30, 2002	$133,162	625	702	1,154
Sept. 30, 2002	$139,360	605	724	1,035
Dec. 31, 2002	$120,806	630	647	1,018
Mar. 31, 2003	$103,985	863	569	1,312
June 30, 2003	$139,974	904	764	1,452
Sept. 30, 2003	$153,188	718	844	1,326
Dec. 31, 2003	$166,317	586	893	1,019

[1]	Net of cancellations.

At December 31, 2003, the aggregate sales value of homes in backlog was $198.9 million compared to $194.2 million at December 31, 2002. At December 31, 2003, the average sales price of homes in backlog was $195,231 compared to $190,743 at December 31, 2002.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Year Ended December 31,
	2003	2002	2001
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%	100.0%
Cost of real estate sold	76.0	76.6	77.2

Gross profit	24.0	23.4	22.8
Selling, general and administrative	13.2	13.1	13.3

Income from operations	10.8	10.3	9.5
Interest expense	1.4	1.8	2.9

Income before income taxes	9.4	8.5	6.6
Provision for income taxes	3.8	3.5	2.8

Net income	5.6%	5.0%	3.8%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	3,071	2,577	2,309
Closings	3,070	2,591	2,054
Backlog at period end	1,019	1,018	1,032
Average sales price of homes closed during the period (in thousands)	$180	$185	$189
Average sales price of homes in backlog at period end (in thousands)	$195	$191	$195
Aggregate sales value of homes in backlog at period end (in thousands)	$198,940	$194,176	$201,211

We include a home in “sales contracts” when a home buyer signs our standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing or for the sale of an existing home, or both. We recognize revenue and cost of real estate sold at the time of closing. “Closings” or “deliveries” occur when we deliver the deed to the home buyer and we receive payment for the home. We include a home in “backlog” when a home buyer signs our standard sales contract, but the closing has not occurred as of the end of the period.

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process. The cancellation rates for homes in backlog as of December 31, 2002, 2001, and 2000 were 17.4%, 11.6%, and 15.3%, respectively.

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

2003 Compared to 2002

Revenues. Our revenues for 2003 increased by 14.6% to $563.5 million from the delivery of 3,070 homes compared to revenues for 2002 of $491.7 million from the delivery of 2,591 homes. This $71.8 million increase in revenues was primarily due to the delivery of 479 more homes. As expected, the average price of homes delivered in 2003 decreased 2.9% or $5,300 to $179,800 from $185,100 in 2002. The lower average price of delivered homes in 2003 was the result of closing a larger percentage of our entry-level series of homes.

Included in revenues are other revenues, consisting principally of fees from the Company’s mortgage financing services subsidiary. During 2003, these other revenues increased 2.6% to $11.9 million from $11.6 million for 2002. We expect that the changes we are making in our mortgage financing services subsidiary will increase these other revenues in the future.

Gross Profit. Our gross profit for 2003 increased by 17.4% to $135.0 million from $115.0 million for 2002. The primary reason for the 2003 increase in gross profit was the larger number of homes delivered during 2003.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for 2003 increased by 14.7% to $74.0 million from $64.5 million for 2002. The primary reasons for the increase in selling, general and administrative expenses for 2003 were higher variable costs associated with delivering more homes. These higher variable costs included variable incentive compensation, sales commissions, advertising expenses and administrative expenses related to the mortgage financing services subsidiary.

Interest Expense. Our interest expense for 2003 decreased by 8.9% to $7.9 million from $8.7 million for 2002, as a result of a lower average borrowing rate. The average revolving line of credit borrowings outstanding were $112.5 million and $117.4 million for 2003 and 2002, respectively. The weighted average rate of interest under the revolving line of credit was 5.9% for 2003 compared to 6.2% for 2002.

Provision for Income Taxes. Our income tax expense for 2003 increased to $21.2 million from $17.3 million for 2002. The Company’s annual effective tax rate decreased to 40.0% for 2003, from 41.4% for 2002 due to implementation of various tax planning strategies.

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

Included in revenues are other revenues, consisting principally of fees from the Company’s mortgage financing services subsidiary. During 2002, these other revenues increased by 61.1% to $11.6 million from $7.2 million for 2001.

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

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and our investment in land. We expect the cash flow from our sales in backlog and funds from our Senior Unsecured Revolving Credit Facility to allow us to meet our short-term cash obligations. The primary reasons that we could require additional capital are an expansion in our existing markets, expansion into new markets, expansion of our mortgage subsidiary, or a purchase of a homebuilding company. We believe that our current borrowing capacity and anticipated cash flows from operations are sufficient to meet our liquidity needs for the foreseeable future.

Sources and Uses of Cash

For the Three Year Period Ended December 31, 2003

During 2003, we generated $46.7 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories increased by $55.4 million because homes under construction increased by $14.9 million and land and land development and other costs increased by $40.5 million. We invested significantly in land and land development in order to replace communities that had sold out earlier than anticipated, to expand our presence in Louisville, Kentucky and to enter the Lexington, Kentucky market. We used cash from operations together with borrowings under our bank credit facility to finance the increase in real estate inventories.

During 2002, we generated $29.0 million of cash flow from operations before expenditures on real estate inventories. We also raised approximately $27.4 million in cash from the sale of 1,503,900 common shares, and we used this cash to reduce debt under our bank credit facility. Our real estate inventories increased by $33.7 million because homes under construction increased by $10.7 million and land and land development and other costs increased by $23.0 million. We used cash from operations together with borrowings under our bank credit facility to finance the increase in real estate inventories.

During 2001, we generated $27.7 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories increased by $43.2 million because homes under construction grew by $25.1 million and land and land development and other costs increased by $18.1 million. We used cash from operations together with borrowings under our bank credit facility to finance the increase in real estate inventories.

Real Estate Inventories

Our real estate inventories at December 31, 2003 increased $63.9 million to $326.8 million compared to $262.9 million at December 31, 2002. Real estate inventories include land and land development costs, homes under construction and other building materials. As of December 31, 2003, land and land development costs increased to $205.5 million from $157.2 million as of December 31, 2002, homes under construction increased to $117.3 million from $102.5 million on December 31, 2002 and other building material inventories increased to $3.9 million from $3.2 million as of December 31, 2002. Our land and land development costs increased principally due to the increased number of sales communities.

We develop approximately 90% of the communities in which we build homes and generally do not purchase land for resale. We attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next three to six years. At December 31, 2003, we owned lots or land that we estimate could be developed into 9,726 lots, including 1,734 lots in Louisville, Kentucky.

At December 31, 2003, we controlled, through option agreements or contingent contracts, land that we estimate could be developed into 11,454 additional lots, including 1,674 lots in Louisville, Kentucky. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we potentially may control. The option agreements that we determined were more than likely to have the contingencies satisfied expire at various dates through 2009. During 2003, we exercised options to purchase lots or unimproved land that could be developed into 5,263 lots, including 1,452 lots in Louisville, Kentucky. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

On December 31, 2003, we had 248 single family inventory homes, including 25 in Louisville, Kentucky, in various stages of construction, representing an aggregate investment of $18.0 million, compared to 164 single family inventory homes, including 17 in Louisville, Kentucky, in various stages of construction, representing an aggregate investment of $14.9 million on December 31, 2002. We do not include inventory homes in sales or backlog.

Contractual Obligations

Notes Payable Banks. On December 3, 2003, we entered into a Second Amended and Restated $250.0 million Senior Unsecured Revolving Credit Facility (the “Facility”). The Facility amends and restates the previous Amended and Restated Credit Agreement dated December 31, 2001. The Facility was amended to increase the amount of the Facility to $250.0 million from $175.0 million and to extend the maturity date to May 31, 2007 from May 31, 2005. Several of the loan restrictions were also changed to reflect our growth and to allow us additional flexibility in our operations. As of December 31, 2003, we were in compliance with the Facility covenants and had $91.4 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on our use of the proceeds of borrowings under the Facility.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 2.5% and is determined quarterly. The margin was 1.75% during 2003. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. The weighted average interest rates for borrowings under the Facility for the years ended December 31, 2003 and 2002 were 5.9% and 6.2%, respectively. These rates include the cost of our interest rate swaps. Interest rates for 2003 decreased compared to 2002 due to a lower average borrowing rate. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below. For a more detailed description of the Facility, including restrictions on our business activities, see Note 7 Note Payable, Banks to the Consolidated Financial Statements included herein.

Seller Financing. We purchased land for development that was partially financed with seller provided term debt that has an outstanding balance of $8.5 million at December 31, 2003.

Capital and Operating Leases. We believe the best use of our Facility is to finance direct investments in our homebuilding operations. Assets that support our homebuilding operations are generally financed through capital and operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our balance sheet, or an operating lease, in which case the asset and obligation is not included on our balance sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were $2.4 million at December 31, 2003. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was $14.8 million at December 31, 2003. For further information on our leases, see Note 9 Operating Lease Commitments and Note 12 Related Party Transactions to the Consolidated Financial Statements included herein.

During 2003, we vacated commercial space that we leased and moved into our new office building. The commercial space had a lease obligation of approximately $300,000 at December 31, 2003. We recognized an expense of $155,000 related to the remaining lease obligation, net of estimated sublease rental income. We also recognized an impairment loss of approximately $440,000 related to the abandonment of leasehold improvements in connection with the termination of these leases.

Land Purchase Commitments. On December 31, 2003, we had non-cancelable obligations to purchase residential lots and unimproved land at an aggregate cost of $1.5 million. We intend to purchase this land over the next year.

The following is a summary of our contractual obligations at December 31, 2003 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Term obligations:
Note payable, banks	$129,220	$—	$—	$129,220	$—
Term debt	8,526	4,143	3,533	850	—
Capital lease obligations	2,432	1,450	949	33	—
Operating leases	14,828	3,153	3,990	2,136	5,549
Land purchase commitments	1,536	1,536	—	—	—

Total contractual cash obligations	$156,542	$10,282	$8,472	$132,239	$5,549

Off Balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are liable for performance bonds of $42.4 million and irrevocable letters of credit of $5.2 million at December 31, 2003. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. We selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of developed lot distribution to partners in the entity. These partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interests. We receive our percentage interest in the lots developed in the form of capital distributions. Our equity interest in these joint ventures varies from 33% to 50%. These joint ventures generally do not hold debt securities, except for seller requested financing arrangements upon purchasing the land for the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of December 31, 2003, we were party to one joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture’s loan agreement up to $1.2 million, representing our one-half interest. At December 31, 2003, the joint venture had $298,000 in loans outstanding and the portion guaranteed by us was $149,000. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements. See Note 6 Land Development Joint Ventures to the Consolidated Financial Statements included herein.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which may qualify as variable interest entities. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay refundable or non-refundable deposits or letters of credit. We have determined that certain of these contracts are with variable interest entities. Our analysis of these entities indicates that we are not the primary beneficiary, as defined in FIN 46R, of the land option contracts or contingent purchase contracts, and, therefore, we do not intend to consolidate any of them in our financial statements. We do not have legal title to the land subject to these contracts and our maximum exposure to loss is limited to option deposits of approximately $3.7 million at December 31, 2003.

We continually evaluate our land option and contingent purchase contracts to purchase unimproved land and developed lots. Cancelable obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. On December 31, 2003, we had $112.6 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will execute the land or lot purchase. Our good faith deposits on these contracts were $2.1 million at December 31, 2003. Assuming that the contingencies are actually satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under our Facility. We are in the process of evaluating an additional $76.9 million of cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will execute the land or lot purchase. On December 31, 2003, good faith deposits on these contracts were $1.6 million.

We own a 49.9% interest in an unconsolidated title insurance agency that provides closing services for our homes. Our maximum exposure to loss in this entity is limited to the amount invested, which is approximately $244,000 at December 31, 2003. We have determined that this entity is a variable interest entity requiring consolidation effective in the first quarter of 2004. We do not expect the consolidation to have a significant impact on our consolidated financial position or results of operations.

In 1997, we entered into an agreement with an unaffiliated third party to sell and lease back certain model homes. At December 31, 2003, we had eleven model homes subject to month-to-month leases under this agreement. We have determined that these leases are not with a variable interest entity and rental obligations are properly classified as operating leases in our schedule of contractual obligations.

During 2003, we built an office building that was sold to BRC on October 31, 2003 and leased back for a term of fifteen years. We have no residual financial interest in properties leased from BRC. We analyzed this transaction and other leasing arrangements with BRC and determined that BRC was not a variable interest entity requiring consolidation in our financial statements.

The following is a summary of our commercial commitments under off balance sheet arrangements at December 31, 2003 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments:
Letters of credit	$5,225	$5,093	$132	$—	$—
Performance bonds	42,388	19,557	22,646	107	78
Guarantees	149	149	—	—	—
Cancelable land contracts	112,568	91,363	13,859	7,346

Total commercial commitments	$160,330	$116,162	$36,367	$7,453	$78

Inflation and Other Cost Increases

We are not always able to reflect all of our cost increases in the prices of our homes because competitive pressures and other factors sometimes require us to maintain or discount those prices. While we attempt to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, we may incur unanticipated costs which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require us, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, we may incur additional costs to obtain subcontractors when certain trades are not readily available, which additional costs can result in lower gross profits. Periods of rapid price increases can result in lower gross profits.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities —an interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify a variable interest entity and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.

In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), which supercedes FIN 46. FIN 46R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

We have evaluated our interests in land development joint ventures, land option contracts, sale and leaseback arrangements and Alliance Title Agency, Ltd. (“Alliance”) for possible variable interests acquired before February 1, 2003. Alliance provides title insurance for most of our home closings in Ohio and is an Ohio limited liability company of which we own 49.9%, the maximum allowable under Ohio law. Based on our evaluation, we anticipate that we will consolidate Alliance for the purposes of FIN 46R effective in the first quarter of 2004, but that we will not consolidate the land development joint ventures or entities with which we have land option contracts. Sale and leaseback arrangements are not with variable interest entities and therefore are appropriately accounted for as operating leases. We have determined that we are not the primary beneficiary, as defined in FIN 46R, of the land option contracts and therefore have not consolidated any of our option contracts entered into after January 31, 2003. Consolidation of Alliance is not expected to have a significant impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 generally requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type of financial instrument subject to SFAS No. 150 includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type of financial instrument subject to SFAS No. 150 is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. We do not currently have any financial instruments within the scope of SFAS No. 150.

On November 7, 2003, the FASB issued FASB Staff Position No. FAS 150-3 “FSP 150-3”, Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FAS 150. FSP 150-3 defers the measurement provisions of FAS 150 for mandatorily redeemable noncontrolling interests created on or before November 5, 2003 for an indefinite period.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Reserves to reduce our real estate inventories to net realizable value are recorded using several factors, including management’s plans for future operations, recent operating results and projected cash flows. These projected cash flows reflect assumptions related to expected future demand and market conditions. The adequacy of our reserves could be materially affected by changes in market conditions.

•	Estimates for construction costs for homes closed are recorded in the period when the related home is closed. These estimates are based on detailed budgets for each home and historical experience and trends. If actual costs change, significant variances may be encountered.

•	Reserves for the estimated cost of homes under warranty are recorded in the period in which the related home is closed and are based on historical experience and trends in actual warranty costs. Should actual warranty experience change, revisions to the estimated warranty liability would be required.

•	Estimates for the costs to complete land development are recorded upon completion of the related land development project. Estimates for land and land development costs are allocated to development phases based on the total number of lots expected to be developed within each community and are based on detailed budgets for the land development project and historical experience and trends. If actual costs or the total number of lots developed changes, significant variances may be encountered.

•	Estimates for capitalized overhead and interest costs are recorded in real estate inventories for interim financial reporting purposes. Annualized capitalization rates for indirect overhead and interest are determined by estimating the total current year projected development costs, indirect construction costs, interest, closings and ending inventory. If actual costs, closings or inventory levels change, significant variances to quarterly results may be encountered.

•	Self-insurance accruals are made for certain claims associated with workers’ compensation and medical benefits. These accruals include estimates that may be based on assumptions about historical loss development factors and actual benefit costs. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated amounts.

•	We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We use an estimate of the annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. If circumstances change, our estimated annual effective tax rate could change, creating variances in quarterly results.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2003, we were a party to nine interest rate swap contracts with an aggregate notional amount of $110 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. Our intention is to maintain approximately 50% of our debt on a fixed interest rate basis. At any time, this percentage may be more or less depending on specific circumstances. At December 31, 2003, our level of fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was 85%. In early 2004, $30 million of interest rate swaps matured and our outstanding borrowings increased, primarily due to the purchases of land for development. The combination of these two events caused our level of fixed rate debt to return to the 50% range. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Start Date	Maturity Date	Fixed Rate
$20 million	Dec. 14, 2000	Jan. 12, 2004	5.98%
$20 million	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10 million	Mar. 8, 2001	Mar. 8, 2004	5.16%
$10 million	Sept. 12, 2001	Sept. 12, 2004	4.54%
$10 million	Oct. 23, 2002	Oct. 4, 2005	3.16%
$10 million	May 9, 2003	April 3, 2008	3.01%
$10 million	May 9, 2003	May 3, 2008	3.04%
$10 million	Oct. 24, 2003	Oct. 2, 2006	2.85%
$10 million	Oct. 24, 2003	Jan. 2, 2007	2.87%

The following table presents descriptions of the financial instruments and derivative instruments that we held at December 31, 2003. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $110 million of the variable rate liabilities subject to interest rate derivatives is the contractual average pay rate plus the variable margin (1.75% at December 31, 2003). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at December 31, 2003 and 2002 was $129.2 million and $111.0 million, respectively. The fair value of the derivatives at December 31, 2003 was a liability of $1.9 million and at December 31, 2002 a liability of $4.2 million. We do not expect a loss to be realized because we expect to retain the swap contracts to maturity. All dollar amounts are in thousands.

					TOTAL
	2004	2005	2006	2007	2003	2002

Liabilities
Variable rate				$129,220	$129,220	$111,070
Average interest rate				5.91%	5.91%	6.18%

Interest Rate Derivatives
Notional amount	$70,000	$40,000	$30,000	$20,000	$110,000	$80,000
Average pay rate	3.42%	2.94%	2.97%	3.03%	4.02%	5.06%
Average receive rate	1.22%	1.21%	1.22%	1.25%	1.23%	1.82%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors’ Report of PricewaterhouseCoopers LLP and the Consolidated Financial Statements of the Company as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, follow.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

and Shareholders

of Dominion Homes, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Dominion Homes, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Columbus, Ohio

January 24, 2004

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31,
	2003	2002	2001

Revenues	$563,464	$491,706	$395,701
Cost of real estate sold	428,508	376,753	305,430

Gross profit	134,956	114,953	90,271
Selling, general and administrative	74,006	64,492	52,491

Income from operations	60,950	50,461	37,780
Interest expense	7,903	8,675	11,667

Income before income taxes	53,047	41,786	26,113
Provision for income taxes	21,229	17,291	10,987

Net income	$31,818	$24,495	$15,126

Earnings per share
Basic	$4.01	$3.36	$2.38

Diluted	$3.94	$3.28	$2.30

Weighted average shares outstanding
Basic	7,931,600	7,282,900	6,351,343

Diluted	8,076,174	7,457,985	6,575,026

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$5,025	$4,121
Accounts receivable
Trade	217	283
Due from financial institutions for residential closings	2,316	2,714
Real estate inventories
Land and land development costs	205,543	157,165
Homes under construction	117,319	102,450
Other	3,947	3,240

Total real estate inventories	326,809	262,855

Prepaid expenses and other	7,220	3,404
Deferred income taxes	5,781	6,901
Property and equipment, at cost	18,538	16,617
Less accumulated depreciation	(9,764)	(9,158)

Total property and equipment	8,774	7,459

Total assets	$356,142	$287,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$17,765	$7,231
Deposits on homes under contract	2,034	2,314
Accrued liabilities	30,104	29,726
Note payable, banks	129,220	111,070
Term debt	10,958	4,415

Total liabilities	190,081	154,756

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,430,761 shares issued and 8,211,250 shares outstanding on December 31, 2003 and 8,273,211 shares issued and 8,202,691 shares outstanding on December 31, 2002	66,890	61,799
Deferred compensation	(5,107)	(1,784)
Retained earnings	108,264	76,446
Accumulated other comprehensive loss	(1,132)	(2,460)
Treasury stock, at cost (219,511 and 70,520 shares at December 31, 2003 and 2002, respectively)	(2,854)	(1,020)

Total shareholders’ equity	166,061	132,981

Total liabilities and shareholders’ equity	$356,142	$287,737

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Liability	Trust Shares
Balance, December 31, 2000	$31,611	$928	$(1,304)	$36,825		$(172)	$67,888

Cumulative effect of adopting accounting principle					$94		94

Balance, January 1, 2001, as adjusted	31,611	928	(1,304)	36,825	94	(172)	67,982

Net income				15,126			15,126
Unrealized hedging loss, net of deferred taxes of $1,255					(1,824)		(1,824)

Comprehensive income							13,302
Shares awarded and redeemed	239	(308)					(69)
Shares distributed from Trust for deferred compensation		(138)	138
Deferred compensation		352					352

Balance, December 31, 2001	31,850	834	(1,166)	51,951	(1,730)	(172)	81,567

Net income				24,495			24,495
Unrealized hedging loss, net of deferred taxes of $511					(730)		(730)

Comprehensive income							23,765
Shares awarded and redeemed	2,598	(1,631)				(848)	119
Issuance of common shares	27,351						27,351
Shares distributed from Trust for deferred compensation		(326)	326
Deferred compensation		484	(305)				179

Balance, December 31, 2002	61,799	(639)	(1,145)	76,446	(2,460)	(1,020)	132,981

Net income				31,818			31,818
Unrealized hedging gain, net of deferred taxes of ($995)					1,328		1,328

Comprehensive income							33,146
Shares awarded and redeemed	5,091	(4,604)					487
Shares repurchased						(1,834)	(1,834)
Shares distributed from Trust for deferred compensation		(115)	115
Deferred compensation		1,485	(204)				1,281

Balance, December 31, 2003	$66,890	$(3,873)	$(1,234)	$108,264	$(1,132)	$(2,854)	$166,061

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$31,818	$24,495	$15,126
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	4,271	3,645	2,514
Reserve for real estate inventories	480	1,797	1,378
Issuance of common shares for compensation	59	30	26
Deferred income taxes	125	(525)	(1,643)
Changes in assets and liabilities:
Accounts receivable	464	(115)	(1,856)
Real estate inventories	(55,365)	(33,697)	(43,178)
Prepaid expenses and other	(3,513)	520	318
Accounts payable	10,534	(2,252)	3,675
Deposits on homes under contract	(280)	(370)	880
Accrued liabilities	2,769	1,773	7,263

Net cash used in operating activities	(8,638)	(4,699)	(15,497)

Cash flows from investing activities:
Purchase of property and equipment	(8,358)	(861)	(1,879)
Proceeds from sale of property	4,521

Net cash used in investing activities	(3,837)	(861)	(1,879)

Cash flows from financing activities:
Payments on note payable, banks	(465,793)	(420,602)	(334,016)
Proceeds from note payable, banks	483,943	400,161	359,826
Payments on term debt	(1,163)	(1,341)	(4,254)
Payment of deferred financing fees	(839)	(713)	(271)
Payments on capital lease obligations	(1,363)	(883)	(301)
Proceeds from issuance of common shares	428	27,440	77
Common shares repurchased	(1,834)	—	(172)

Net cash provided by financing activities	13,379	4,062	20,889

Net change in cash and cash equivalents	904	(1,498)	3,513
Cash and cash equivalents, beginning of year	4,121	5,619	2,106

Cash and cash equivalents, end of year	$5,025	$4,121	$5,619

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$3,034	$5,602	$2,173

Income taxes paid	$21,942	$16,685	$11,435

Supplemental disclosures of non-cash activities:
Land acquired with seller financing	$9,069	$931	$3,750

Capital lease obligations	$—	$3,350	$60

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Business Operations and Basis of Presentation:

Dominion Homes, Inc. (the “Company”) is a homebuilder with operations in Central Ohio and Louisville and Lexington, Kentucky. The Company was incorporated in October 1993 in anticipation of its initial public offering of common shares in March 1994. Prior to the initial public offering, the homebuilding operations were part of BRC Properties Inc. (“BRC”), formerly known as Borror Realty Company. BRC was incorporated in 1946 and started building homes in 1976. Donald Borror, the Company’s Chairman Emeritus of the Board, traces his homebuilding experience to the first home he built in 1952. BRC owned 3,908,424 common shares of the Company, or 47.6% of its outstanding common shares, at December 31, 2003.

On November 16, 1999, Dominion Homes, Inc. formed Dominion Homes Financial Services, Ltd. (“DHFS”) to provide mortgage-financing services, primarily to its customers. DHFS became operational in second quarter 2000 and by the end of 2000 provided mortgage-financing services to most of the Company’s customers. On December 30, 1999, the Company formed Dominion Homes of Kentucky, Ltd. (“DHK”) to own and operate the Company’s homebuilding operations in Kentucky. In 2002, the Company created Dominion Homes Structural Warranty Company (“DHSW”) to insure its exposures to structural warranty commitments. DHFS is an Ohio limited liability company, DHK is a Kentucky limited partnership, and DHSW is an Ohio limited liability company. Each of these entities is wholly owned by the Company. The accompanying Consolidated Financial Statements include the accounts of the Company, DHFS, DHK, and DHSW. Inter-company transactions are eliminated in consolidation.

2.	Summary of Significant Accounting Policies:

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Included in cash and cash equivalents is approximately $1,200,000 which is required to be maintained under laws governing the operation of DHSW.

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

Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. The Company recognized an impairment loss of approximately $480,000, $1,797,000 and $1,378,000 on real estate inventories for the years ended December 31, 2003, 2002 and 2001, respectively.

Property and Equipment: Depreciation and amortization are recognized on the straight-line method at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of the assets range from three to forty years. Property and equipment includes assets subject to capital leases with a cost of $5,430,000 at December 31, 2003 and December 31, 2002 and accumulated amortization of $4,074,000 and $3,108,000 at December 31, 2003 and 2002, respectively. Depreciation and amortization expense was $2,522,000, $2,946,000, and $1,591,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized and amortized. The asset cost and accumulated depreciation for assets sold or retired is removed, and any resulting gain or loss is reflected in operations.

The Company assesses the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. In 2003, the Company recognized an impairment loss of approximately $440,000 related to the abandonment of leasehold improvements in connection with the termination of leases.

Earnings Per Share: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share computations include common share equivalents, when dilutive. Common share equivalents include stock options and restricted common shares. Restricted common shares are included in common share equivalents when performance contingencies are achieved.

Warranty Costs: The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was $3,206,000, $3,877,000 and $3,351,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Accrued warranty cost was $3,990,000 and $3,998,000 at December 31, 2003 and 2002, respectively.

A reconciliation of the changes in the warranty liability for the years ending December 31, are as follows:

	2003	2002
Balance at the beginning of the period	$3,998,000	$2,568,000
Accruals for warranties issued during the period	1,870,000	1,851,000
Accruals related to pre-existing warranties (including changes in estimates)	1,336,000	2,026,000
Settlements made (in cash or in kind) during the period	(3,214,000)	(2,447,000)

Balance at the end of the period	$3,990,000	$3,998,000

Income Taxes: The Company records income taxes on the liability method. This method requires the recognition of deferred income taxes for the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations based on enacted tax rates.

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

Unearned premiums: Premiums received related to structural warranties are deferred and amortized over the period of expected losses. Such periods are determined through consideration of industry norms and the Company’s actual historical experience.

Capitalization of Interest: The Company capitalizes the cost of interest related to construction costs incurred during the construction period of homes and land development costs incurred while development activities on undeveloped land are in process. The summary of total interest is as follows:

	Year Ended December 31,
	2003	2002	2001
Interest incurred	$7,536,000	$8,339,000	$10,869,000
Interest capitalized	(4,966,000)	(4,921,000)	(6,626,000)

Interest expensed directly	2,570,000	3,418,000	4,243,000
Previously capitalized interest charged to expense	5,333,000	5,257,000	7,424,000

Total interest expense	$7,903,000	$8,675,000	$11,667,000

Capitalized interest in ending inventory	$3,108,000	$3,475,000	$3,811,000

Deferred Costs: Fees and costs incurred in connection with financing agreements are capitalized as other assets and amortized over the terms of the respective agreements. Amortization expense was $536,000, $752,000 and $629,000 for the years ended December 31, 2003, 2002 and 2001 respectively.

Advertising Costs: The Company expenses advertising costs when incurred. Advertising expense was $5,809,000, $4,592,000 and $4,404,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation: The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the Company’s stock option awards are granted at prices not less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards. Compensation expense related to restricted share awards is determined at the date of grant and adjusted for changes in the fair value of the restricted shares until the performance criteria are met. Compensation expense is recorded as unearned compensation expense and amortized over the vesting period of the restricted share awards. The unearned compensation expense related to such awards was $5.3 million at December 31, 2003 and is reflected as a reduction of shareholders’ equity.

Had compensation cost for stock options been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share for the years ended December 31, 2003, 2002 and 2001, would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$31,818,000	$24,495,000	$15,126,000
Add stock based compensation expense included in reported net income, net of related tax effects	703,000	140,000	108,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(839,000)	(310,000)	(298,000)

Pro forma net income	$31,682,000	$24,325,000	$14,936,000

Earnings per share
Basic as reported	$4.01	$3.36	$2.38
Basic pro forma	$3.99	$3.34	$2.35
Diluted as reported	$3.94	$3.28	$2.30
Diluted pro forma	$3.92	$3.26	$2.27

The weighted average fair value of options granted during 2003, 2002 and 2001 was $14.36, $11.73 and $7.50, respectively. In determining the pro forma amount of stock-based compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 60% in 2003, 50% in 2002 and 50% in 2001; risk-free interest rates of 4.8%, 4.6% and 5.2% for 2003, 2002 and 2001, respectively; and an expected life of 6 years.

Segment Information: The Company’s homebuilding operations, which are conducted in Ohio and Kentucky, have similar characteristics including the product offerings, pricing and margins and as such, have been aggregated. The Company’s mortgage operations directly support its core homebuilding operations and services to outside parties are rare. Therefore, the mortgage operations and the homebuilding operations have been aggregated into one reportable segment – the homebuilding segment.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Recently Issued Accounting Pronouncements:

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.

In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), which supercedes FIN 46. FIN 46R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

The Company has evaluated its interests in land development joint ventures, land option contracts, sales and leaseback arrangements and Alliance Title Agency, Ltd. (“Alliance”) for possible variable interests acquired before February 1, 2003. With respect to land development joint ventures, the Company has determined that the joint ventures do not qualify as variable interest entities that would require consolidation in its financial statements. With respect to land option contracts, the Company has determined that in certain instances these contracts are with variable interest entities but the Company is not the primary beneficiary and therefore will not require consolidation of the variable interest entity. The Company has also determined that its sale and leaseback arrangements are not with variable interest entities and therefore are appropriately accounted for as operating leases. Alliance provides title insurance for most of the Company’s home closings in Ohio and is an Ohio limited liability company of which the Company owns 49.9%, the maximum allowable under Ohio law. On the basis of this evaluation, the Company anticipates that it will consolidate Alliance for the purposes of FIN 46R effective in the first quarter of 2004. Consolidation of Alliance is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

On November 7, 2003, the FASB issued FASB Staff Position No. FAS 150-3 (“FSP 150-3”), Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FAS 150. FSP 150-3 defers the measurement provisions of FAS 150 for mandatorily redeemable noncontrolling interests created on or before November 5, 2003 for an indefinite period.

3.	Related Entity:

Alliance was created in order to provide title insurance to the Company’s customers and third parties and to facilitate the closing of the Company’s homes. The Company owns 49.9% of the title insurance agency and reports its investment using the equity method of accounting. The Company recognized $918,000, $499,000 and $553,000 as its share of the earnings from this investment for 2003, 2002, and 2001, respectively. The Company’s investment in the title insurance company was $244,000 and $110,000 at December 31, 2003 and 2002, respectively, and is included in other assets in the accompanying consolidated balance sheets.

4.	Earnings Per Share:

A reconciliation of weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	2003	2002	2001
Weighted average shares—basic	7,931,600	7,282,900	6,351,343
Common share equivalents	144,574	175,085	223,683

Weighted average shares—diluted	8,076,174	7,457,985	6,575,026

As of December 31, 2003, 2002 and 2001 there were 13,484, 2,346, and 1,033 options, respectively, which were antidilutive and have been excluded from the respective diluted earnings per share calculations above. During the first quarter of 2003, the Company repurchased 147,500 common shares.

5.	Land Purchase Commitments:

Purchase contracts for residential lots and unimproved land in Central, Ohio and Louisville, Kentucky at December 31, 2003 and 2002 were:

	2003	2002

Number of expected lots	79	1,316

Purchase price	$1,536,000	$7,049,000
Less deposits or guarantees	(150,000)	(875,000)

Net land purchase commitments	$1,386,000	$6,174,000

On December 31, 2003, the Company had non-cancelable obligations to purchase residential lots and unimproved land at an aggregate cost of $1.5 million. The Company intends to purchase this land during 2004. On December 31, 2003, the Company also had cancelable obligations to purchase residential lots and unimproved land. Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which its obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. On December 31, 2003, the Company had $112.6 million of cancelable contractual obligations for which the Company determined it is reasonably likely that it will execute the land or lot purchase. Good faith deposits on these contracts were $2.1 million at December 31, 2003. Assuming that the contingencies are actually satisfied and that no other significant obstacles to development arise, the Company expects to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations. At December 31, 2003, the Company was in the process of evaluating an additional $76.9 million of cancelable contractual obligations for which it has not yet determined whether it is reasonably likely that it will execute the land or lot purchase. On December 31, 2003, good faith deposits on these contracts were $1.6 million. Good faith deposits are charged to earnings when the Company determines it will not execute the purchase of the residential lots or unimproved land.

Cancelable contracts for which the Company has determined that it is reasonably likely that it will execute the land or lot purchase in the following years:

Year	Cancelable Contracts
2004	$91,363,000
2005	7,210,000
2006	6,649,000
2007	1,994,000
2008 and thereafter	5,352,000

$112,568,000

6.	Land Development Joint Ventures:

The Company has equity interests, generally ranging from 33% to 50%, in joint venture partnerships and limited liability corporations that are engaged in land development activities. The Company accounts for these investments using the equity method. Development costs of the joint ventures generally are funded by the participants. The participants in the joint ventures acquire substantially all of the developed lots and fund the development costs in proportion to their equity interests. The Company evaluates the recoverability of its investments in joint ventures using the same criteria as for other real estate inventories. The Company’s investment in joint ventures, which is included in land and land development costs, was $14,056,000 and $13,529,000 at December 31, 2003 and 2002, respectively.

In certain cases, the Company may be liable under debt commitments within a particular joint venture. At December 31, 2003, the Company was party to one joint venture that financed its own development activities. The Company has guaranteed this joint venture’s loan agreement up to $1.2 million, representing its one-half interest in this joint venture. This joint venture’s development activity is expected to last approximately one to two more years, by which time the developed lots will have been distributed to the Company and the other joint venture partners and the Company’s guarantee terminated. At December 31, 2003, this joint venture had $298,000 in loans outstanding and the portion subject to the Company’s guaranty was $149,000.

Summary financial information representing 100% of joint venture assets, liabilities and equity as of December 31, 2003 and 2002, are set forth below:

	2003	2002
Land and land under development	$34,579,000	$37,051,000
Other assets	1,383,000	1,421,000

Total assets	$35,962,000	$38,472,000

Liabilities	$3,870,000	$4,622,000
Partners’ equity	30,092,000	33,850,000

Total liabilities and partners’ equity	$35,962,000	$38,472,000

The revenues, expenses and net income or loss from joint ventures are not material to the Company’s results of operations.

7.	Note Payable, Banks:

On December 3, 2003, the Company entered into a $250,000,000 Second Amended and Restated Credit Agreement evidencing the Company’s Senior Unsecured Revolving Credit Facility (the “Facility”) that terminates on May 31, 2007. The Facility amends and restates the previous Amended and Restated Credit Agreement dated December 31, 2001. The Facility was amended to increase the amount of the Facility to $250,000,000 from $175,000,000 and to extend the termination date to May 31, 2007 from May 31, 2005. Several of the restrictive covenants were also changed to reflect the growth of the Company and to allow the Company additional flexibility in its operations.

As of December 31, 2003 the Facility, as amended, contained the following significant provisions: (1) a limit on aggregate borrowings and letters of credit to the lesser of $250,000,000 or the availability under the borrowing base; (2) the Company has the option to use a combination of either of the following methods to price the revolving line of credit: (a) the bank’s prime rate of interest or (b) a Eurodollar rate of interest plus a variable margin that ranges from 1.75% to 2.50%; (3) with certain exceptions, other borrowings may not exceed the aggregate principal sum of $25,000,000 plus up to $25,000,000 mortgage warehouse financing (4) the Company may not become liable for contingent liabilities, with certain exceptions; (5) the Company may not exceed $10,000,000 of annual operating lease rentals; (6) the Company may not acquire in excess of $10,000,000 of its own shares; (7) the Company may not pay dividends during any calendar year in excess of fifty percent of its consolidated net income after taxes for such year; (8) the Company may not change its chief executive officer or its chief operating officer; (9) the Company is restricted from making certain investments, loans and advances, principally $2,000,000 to its mortgage subsidiary, $2,000,000 to purchasers of land owned by the Company and $2,000,000 to insurance subsidiaries; (10) the Company must maintain a tangible net worth of not less than $110,000,000 plus 50% percent of annual net income after taxes beginning with the fiscal year ending December 31, 2003; (11) the Company has agreed to maintain the following ratios: (a) total liabilities to tangible net worth

(leverage ratio) of not greater than 2.25 to 1.00 at all times, (b) a ratio of uncommitted land holdings to tangible net worth not greater than 1.75 to 1.00 at all times, (c) interest coverage ratio of not less than 2.25 to 1.00 determined quarterly and based upon the preceding twelve months; (12) the Company may not purchase land not zoned for residential development in excess of $15,000,000; (13) the Company may not permit: (a) the value of its speculative inventory homes to exceed $30,000,000, (b) its fall foundation inventories to exceed 275 homes or $12,000,000 and (c) its model homes to exceed $8,500,000; (14) the Company may not incur a loss in any five consecutive quarters; (15) the Company may not, without lender approval, exceed the aggregate sum of $25,000,000 for investments outside of its existing markets, and the Company may not invest more than $15,000,000 in any “start up market” outside of its existing markets; (16) the Company has agreed to enter into interest rate contracts in the notional amount of fifty percent of the outstanding borrowings in the event the Eurodollar rate (without regard to the variable margin) becomes 8.50% per annum or greater.

The Facility provides for a variable rate of interest on its borrowings. In order to reduce the risks caused by interest rate fluctuations, the Company has entered into interest rate swap contracts that fix the interest rate on a portion of its borrowings under the Facility. The Company’s intention is to maintain a fixed rate of interest at approximately 50% of its outstanding borrowings. However, market conditions and timing affect the Company’s ability to maintain this balance between fixed and variable interest rates. As of December 31, 2003, the Company had fixed the interest rate on 85%, or $110,000,000, of bank borrowings using interest rate swap contracts. See Note 10 Derivative Instruments and Hedging Activities to the Consolidated Financial Statements for further information regarding interest rate swap contracts.

As of December 31, 2003, the Company was in compliance with the Facility covenants and had $91,400,000 available under the Facility, after adjustment for borrowing base limitations. Borrowing availability could increase, depending on the use of proceeds of borrowings under the Facility. Amounts outstanding under the Facility and its predecessor credit facility referred to above were $129,220,000 and $111,070,000 as of December 31, 2003 and 2002, respectively.

The Company had $5,225,000 in irrevocable letters of credit and $42,388,000 of performance bonds outstanding at December 31, 2003. The letters of credit and performance bonds were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for land purchase commitments. The Company does not anticipate incurring any liabilities with respect to the letters of credit and performance bonds.

Information regarding the bank borrowings is summarized as follows:

	2003	2002	2001
Borrowings outstanding:
Maximum amount	$131,851,000	$143,270,000	$138,652,000
Average amount	$112,456,000	$117,448,000	$126,418,000
Weighted average daily interest rate during the year	5.9%	6.2%	7.7%
Interest rate at December 31	5.2%	6.4%	7.6%

8.	Term Debt:

Term debt consisted of the following as of December 31:

	2003	2002
Mortgage notes due at various dates through December 2007 at interest rates ranging from 1.5% to 10.0%, collateralized by land with a book value of $12,200,000 and $600,000 at December 31, 2003 and 2002, respectively.	$8,526,000	$621,000
Capital lease obligations due in installments through June 2007	2,432,000	3,794,000

Total term debt	$10,958,000	$4,415,000

Term debt matures in years subsequent to December 31, 2003 as follows:

	Term Debt	Capital Leases	Total
2004	$4,143,000	$1,559,000	$5,702,000
2005	3,533,000	874,000	4,407,000
2006	—	300,000	300,000
2007	850,000	23,000	873,000

	8,526,000	2,756,000	11,282,000
Less amounts representing interest	—	(324,000)	(324,000)

	$8,526,000	$2,432,000	$10,958,000

9.	Operating Lease Commitments:

Rent expense charged to operations is primarily for model homes, vehicles, equipment and office facilities, including month-to-month leases and non-cancelable commitments. Rent expense amounted to $3,135,000, $3,401,000, and $3,516,000 for the years ended December 31, 2003, 2002 and 2001, respectively. See Note 12 Related Party Transactions to the Consolidated Financial Statements for additional information.

Minimum rental commitments due under non-cancelable operating leases are as follows:

Year	Minimum Rentals
2004	$3,153,000
2005	2,325,000
2006	1,666,000
2007	1,135,000
2008 and after	6,549,000

$14,828,000

10.	Derivative Instruments and Hedging Activities:

The Company’s interest rate risk management strategy uses derivative instruments to minimize earnings fluctuations caused by interest rate volatility associated with variable rate debt. The derivative financial instruments used to meet our risk management objectives are interest rate swaps (the “Contracts”) . The Company seeks to maintain the notional amount of the Contracts at approximately 50% of its outstanding debt.

The Company has designated its Contracts as cash flow hedges. Changes in the fair value of the Contracts are recognized in other comprehensive income or loss until such time as the Contracts mature or are terminated. Other comprehensive income or loss is reflected as a component of shareholders’ equity in the accompanying consolidated balance sheets. Effective January 1, 2001, the Company adopted Statements of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities. Since adoption, there have been no gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness.

The fair value of the Contracts is principally impacted by fluctuations in interest rates. During 2003, the Company recognized an unrealized after-tax gain of $1,328,000 and has recorded an accrued pre-tax liability of $1,903,000 related to these Contracts at December 31, 2003. The Company does not expect this accrued liability to be realized because the Company expects to retain the Contracts to maturity. Future fluctuations in interest rates will cause unrealized gains or losses to occur and such amounts will be adjusted through other comprehensive income or loss as long as the effectiveness of the hedge is maintained.

The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedging transactions. An assessment is made at the hedging transaction’s inception, and on an ongoing basis, to determine whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items. The Company believes the Contracts have been effective in achieving the risk management objectives and will continue to be effective for the remaining term of the Contracts. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the Contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. For the twelve months ended December 31, 2003, no gain or loss has been recognized in earnings as no amount of the cash flow hedges have been determined to be ineffective.

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

Interest rate swaps outstanding at December 31, 2003 consisted of the following:

Notional Amount	Start Date	Maturity Date	Fixed Rate
$20,000,000	Dec. 14, 2000	Jan. 12, 2004	5.98%
$20,000,000	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10,000,000	Mar. 8, 2001	Mar. 8, 2004	5.16%
$10,000,000	Sept. 12, 2001	Sept. 12, 2004	4.54%
$10,000,000	Oct. 23, 2002	Oct. 4, 2005	3.16%
$10,000,000	May 9, 2003	April 3, 2008	3.01%
$10,000,000	May 9, 2003	May 3, 2008	3.04%
$10,000,000	Oct. 24, 2003	Oct. 2, 2006	2.85%
$10,000,000	Oct. 24, 2003	Jan. 2, 2007	2.87%

The fixed interest rates noted for the above interest rate swaps do not include a variable margin that the Company also pays that is based on the Company’s Interest Coverage Ratio. The variable margin ranges from 1.75% to 2.50% and is determined quarterly. The variable margin was 1.75% for 2003. The fair value of the interest rate swap contracts was a liability of $1,903,000 at December 31, 2003.

11.	Income Taxes:

The provision for income taxes consists of the following for the years ended December 31:

	2003	2002	2001
Currently payable:
Federal	$17,136,000	$13,750,000	$9,767,000
State and local	3,968,000	4,066,000	2,863,000

	21,104,000	17,816,000	12,630,000
Deferred:
Federal	101,000	(409,000)	(1,309,000)
State	24,000	(116,000)	(334,000)

	125,000	(525,000)	(1,643,000)

Income tax expense	$21,229,000	$17,291,000	$10,987,000

The components of the net deferred tax asset at December 31 are as follows:

	2003	2002
Assets:
Accrued expenses	$4,583,000	$4,906,000
Unrealized hedging loss	771,000	1,766,000
Deferred gain	172,000	200,000
Valuation reserves	383,000	183,000

Gross deferred tax assets	5,909,000	7,055,000

Liabilities:
Property and equipment	(70,000)	(96,000)
Other	(58,000)	(58,000)

Gross deferred tax liabilities	(128,000)	(154,000)

Net deferred income taxes as recorded on the balance sheet	$5,781,000	$6,901,000

A reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is summarized below for the years ended December 31:

	2003	2002	2001
Statutory income tax rate	34.0%	34.0%	34.0%
Permanent differences	0.3%	0.8%	0.7%
State and local taxes, net of federal benefit	5.0%	6.4%	7.2%
Other	0.7%	0.2%	0.2%

Effective income tax rate	40.0%	41.4%	42.1%

12.	Related Party Transactions:

The Company leases from BRC two corporate offices in Central Ohio. The first building is approximately 40,000 gross square feet (37,557 net rentable square feet) and the lease commenced January 1, 1998. The lease has a term of twelve years, a triple net rental rate of $12.00 per square foot and provides for two options to renew for periods of five years each at then-current market rates. The rental rate for the building was established by an MAI appraiser commissioned by the Affiliated Transaction Review Committee of the Company’s Board of Directors, and confirmed in a review by a second MAI appraiser. Lease expense was $451,000 for the years ended December 31, 2003, 2002 and 2001.

The second building is approximately 35,000 gross square feet (33,260 net rentable square feet) and the lease commenced November 1, 2003. The lease has a term of fifteen years and a triple net rental rate per square foot of $12.58 for the first five years, $13.18 for the second five years and $13.83 for the last five years. The lease also provides for two options to renew for periods of five years each at then-current market rates. During 2002, the Company purchased land and contracted to build this second corporate office building. On October 31, 2003, the Company sold the corporate office building to BRC for $4.5 million and leased it back. The sales price approximated the cost of the land and building. The terms of the sale and leaseback were negotiated based on bids from multiple third parties, reviewed by an MAI appraiser and approved by committee comprised solely of independent members of the Company’s Board of

Directors. Lease expense was $70,000 for the two months the building was in service during 2003.

During 2003, the Company leased from BRC an aggregate of 15,750 square feet of commercial space in Central, Ohio. The Company used this space for the decorating center, centralized sales office and mortgage financing services company. The weighted average lease rate was $11.20 a square foot. A committee comprised solely of independent members of the Company’s Board of Directors approved each of the leases after review of a report by an independent MAI appraiser. During November 2003, the staff and activities in this space moved into a new corporate office building. As of January 1, 2004, the remaining lease obligation for the commercial space was approximately $300,000. In 2003, the Company recorded an expense of $155,000 related to the remaining lease obligation, net of anticipated sublease rental income. Lease expense was $230,000, $237,000 and $162,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

BRC paid the Company $8,000 in 2003, $10,000 in 2002, $12,500 in 2001, for miscellaneous services performed by Company personnel.

The Company acquired printing services from a printing company principally owned by members of the Borror family. Such services aggregated $114,536, $142,651, and $137,326 for the years ended December 31, 2003, 2002 and 2001, respectively.

13.	Retirement Plan:

The Company offers a retirement plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code, which covers substantially all employees after one year of service. The Company matches 100% of the first 3% and 50% of the next 2% of employee voluntary deferrals of compensation. The Company’s contributions to the plan amounted to $988,000, $671,000 and $607,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

14.	Compensation Plans:

Equity-Based Compensation

In March 1994, the Company adopted the Dominion Homes, Inc. Incentive Stock Plan (“the 1994 Plan”). The 1994 Plan reserved 850,000 common shares for issuance. The Company granted incentive stock options, non-qualified stock options, restricted common shares and common shares representing 761,461 issued or issuable common shares during the ten years the 1994 Plan was in existence.

In May 2003, the Company adopted the Dominion Homes, Inc. 2003 Stock Option and Incentive Equity Plan (“the 2003 Plan”). The 2003 Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of performance awards of common shares, restricted common shares, incentive stock options, non-qualified stock options and stock appreciation rights for the purpose of attracting, motivating and retaining employees and eligible directors. The 2003 Plan provides for discretionary grants to employees of the Company and annual non-discretionary stock option grants to purchase 2,500 shares of stock to each non-employee director. A maximum of 500,000 common shares have been reserved for issuance under the 2003 Plan. During any single plan year, a plan participant may not be granted Stock Appreciation Rights affecting more than 50,000 shares allocated to the 2003 Plan. The 2003 Plan provides that grants shall include certain terms and conditions and be subject to certain restrictions as provided for under applicable provisions of the Internal Revenue Code and federal securities laws.

Grants of options to purchase common shares are subject to vesting schedules at twenty percent a year, for options granted prior to July 1, 2003 and thirty-three percent a year for options granted after June 30, 2003, have an exercise price that is equal to the fair market value of common shares on the grant date (110% of the fair market value for 10% shareholders), and must be exercised within ten years of the grant date (five years for 10% shareholders). Vesting is accelerated in the event of a change in control as defined in the 1994 Plan and the 2003 Plan.

A summary of the Company’s stock options as of December 31, 2003, 2002 and 2001, respectively, and changes during the years then ended is presented below:

	2003		2002		2001
Fixed Options Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	170,100	$5.83	402,600	$4.65	410,600	$4.64
Granted	117,500	$23.51	7,500	$22.05	7,500	$10.40
Cancelled or forfeited	—	—	(500)	$4.75	(15,500)	$7.19
Exercised	(58,500)	$7.26	(239,500)	$4.35	—	—

Outstanding at end of year	229,100	$14.52	170,100	$5.83	402,600	$4.65

Options exercisable at end of year	118,100	$6.21	158,100	$5.68	390,600	$4.45

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

Year Issued	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
1995	$4.50	32,000	2 Years	32,000
1996	$3.25	31,600	3 Years	31,600
1997	$4.75	25,000	4 Years	25,000
1998	$13.00	2,500	5 Years	2,500
1999	$7.50-$8.50	20,500	6 Years	14,500
2001	$10.33	2,500	8 Years	2,500
2002	$22.05	5,000	9 Years	5,000
2003	$17.34-24.24	110,000	10 Years	5,000

		229,100		118,100

Restricted common shares issued pursuant to the 1994 Plan and the 2003 Plan are not fully vested until performance and employment criteria are met. Restricted common shares issued prior to August 1, 2002 require the Company’s adjusted net worth to exceed $100,000,000 and restricted common shares issued after August 1, 2002 require the Company’s adjusted net worth to exceed $175,000,000. In each case, the employee must remain with the Company for five years from the date of issuance. In October 2003, the Company issued restricted common shares that will vest in three years and after achievement of a book value per share of $30. Holders of restricted common shares are entitled to vote and receive dividends.

A summary of the Company’s restricted common shares issued is as follows:

Year Issued	Number of Shares	Vesting Period
2000	30,000	5 years
2001	30,000	5 years
2002	100,000	5 years
2003	95,000	3 years

Total restricted common shares	255,000

The Company recognized compensation expense related to restricted common shares of $1,176,000, $234,000 and $181,000 for the years ending December 31, 2003, 2002 and 2001, respectively. The deferred compensation liability, reflected as a reduction of shareholders’ equity, related to restricted common shares was $5,308,000 and $1,879,000 at December 31, 2003 and 2002.

Executive Deferred Compensation

In December 1994, the Company adopted a non-qualified Executive Deferred Compensation Plan for directors and certain executives. Under this plan, participants may elect to defer a portion of their compensation (up to 20% of total base and bonus for employees and 100% of director fees). At December 31 of each year, the Company provides a matching contribution of 25% of the amount deferred in a given year by a participant, provided that the Company’s matching contribution will not exceed $2,500 in any year. The Company’s contribution vests in 20% increments over a five-year period, subject to accelerated vesting upon a change in control as defined in the Executive Deferred Compensation Plan. As originally adopted, contributions were to be converted into theoretical common shares and adjusted in future periods based on the market value of the common shares, similar to stock appreciation rights. On October 29, 1997, the Board of Directors approved an Amended and Restated Executive Deferred Compensation Plan under which contribution and matching amounts are used by the trustee to acquire common shares in the open market. These common shares are held and voted by the trustee pursuant to a Rabbi Trust Agreement.

The Company recognized compensation expense related to Executive Deferred Compensation Plan of $140,000, $179,000 and $199,000 for the years ending December 31, 2003, 2002 and 2001, respectively. The deferred compensation liability, reflected as a reduction of shareholders’ equity, related to restricted common shares was $1,435,000 and $1,240,000 at December 31, 2003 and 2002. The deferred compensation liability and related common shares held in the rabbi trust are adjusted to the market value quarterly.

Split Dollar Plan

In July 1999, the Company entered into split dollar agreements (the “Split Dollar Plan”) that provided life insurance benefits to certain employees in the event that certain performance and employment criteria were met. Participating employees were provided with a death benefit during employment, together with a retirement benefit upon retirement at or after age 55 (or, if sooner, upon a “change in control” of the Company), provided (a) the employee shall have then completed ten years of service with the Company following implementation of the agreement, (b) the Company shall have attained adjusted shareholders’ equity of $100,000,000, and (c) the employee shall have complied with the provisions of the noncompetition covenant for one year following retirement. Under the terms of the Split Dollar Plan, each participating employee paid a portion of the policy premiums; the remainder of the premiums were paid by the Company in cash.

During 2001, the Company determined it was probable that adjusted shareholders’ equity would likely exceed $100,000,000 during the term of employee participation in the plan. Accordingly, the Company began to accrue a pro rata share of the total estimated benefit of $4,959,000 over the minimum ten-year term of participation required to earn the benefit. Amounts expensed under these agreements during 2002 and 2001 were $328,000 and $350,000, respectively. If for any reason, the above criteria are not met or adjusted shareholders’ equity does not exceed $100,000,000, any accrued benefits will be recognized as income at that time.

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

Supplemental Executive Retirement Plan

Effective January 1, 2003, the Company established a non-qualified Supplemental Executive Retirement Plan (“the SERP”) that provides retirement benefits to covered employees. The employee may qualify for the retirement benefits under the SERP if they terminate employment (other than because of death) (1) after participating in the plan for at least 10 years, (2) after the Company’s net worth exceeds $100,000,000 or a higher amount as specified in their participation agreement, (3) retire after age 55, (4) is terminated by the Company without cause as defined in the plan, (5) terminates voluntarily but for good reason as defined in the plan, or (6) there is a change in control as defined in the plan. The amount of the benefit is determined on account balances established for each covered employee to which the Company makes a discretionary annual credit.

Upon a participant satisfying the qualification requirements, the Company will make a lump sum distribution to the participant equal to the value of their account. The Company has expensed $329,000 related to the SERP for the year ended December 31, 2003. Amounts accrued under the SERP were $1,006,000 at December 31, 2003.

The Company has purchased cost recovery life insurance on the lives of the participants in the SERP. The Company is the sole owner and beneficiary of such policies. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the SERP if assumptions made as to policy earnings are realized. As of December 31, 2003 and 2002, the cash surrender value of these policies was $1,879,000 and $1,097,000, respectively.

15.	Contingencies:

The Company is involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

16.	Quarterly Financial Data (Unaudited)
(in thousands except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues:
2003	$103,985	$139,974	$153,188	$166,317
2002	$98,378	$133,162	$139,360	$120,806
Gross profit:
2003	$24,939	$33,456	$36,697	$39,864
2002	$22,936	$29,297	$32,706	$30,014
Income before income taxes:
2003	$7,931	$13,738	$15,279	$16,099
2002	$6,995	$10,741	$12,303	$11,747
Net income:
2003	$4,838	$8,215	$9,137	$9,628
2002	$4,071	$6,295	$7,227	$6,902
Basic earnings per share:
2003	$0.61	$1.04	$1.16	$1.21
2002	$0.63	$0.96	$0.90	$0.86
Diluted earnings per share:
2003	$0.59	$1.03	$1.13	$1.19
2002	$0.62	$0.94	$0.89	$0.84

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified within the Securities and Exchange Commission’s rules and forms; and (2) accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3), the information contained under the captions “Proposal 1 - Election Of Directors”, “Information about our Executive Officers and Compensation Matters,” “Report of the Audit Committee,” “Information Concerning our Board of Directors and Corporate Governance Matters,” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G(3), the information contained under the caption “Information about our Executive Officers and Compensation Matters,” “Information Concerning our Board of Directors and Corporate Governance Matters – Compensation of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the Report of the Compensation Committee of the Company’s Board of Directors on executive compensation nor the share price performance graph included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004 shall be deemed to be incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with General Instruction G(3), the information contained under the captions “Voting Rights and Principal Shareholders”, and “Information about our Executive Officers and Compensation Matters – Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3), the information contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3), the information contained under the caption “Selection of Auditors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003, together with the notes thereto.

(2) Financial Statement Schedules.

There are no financial statement schedules required to be filed with this Annual Report on Form 10-K.

(3) Exhibits.

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Index to Exhibits.”

(b)	Reports on Form 8-K.

We filed the following current reports on Form 8-K during the three months ended December 31, 2003:

(1) Form 8-K dated October 1, 2003, pursuant to Items 7 and 9, in connection with our October 1, 2003 press release announcing our expansion into Lexington, Kentucky.

(2) Form 8-K dated October 8, 2003, pursuant to Items 7, 9 and 12, in connection with our October 8, 2003 press release announcing our operating results for the quarter ended September 30, 2003.

(3) Form 8-K dated October 23, 2003, pursuant to Items 7 and 9, in connection with our October 23, 2003 press release announcing the timing of our third quarter earnings and conference call.

(4) Form 8-K dated October 27, 2003, pursuant to Items 7, 9 and 12, in connection with our October 27, 2003 press release announcing our financial results for the third quarter ended September 30, 2003.

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

Date: March 15, 2004	Dominion Homes, Inc.

	By:	/s/ Douglas G. Borror

Douglas G. Borror, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald A. Borror* Donald A. Borror	Chairman Emeritus	March 15, 2004

/s/ Douglas G. Borror Douglas G. Borror	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ Jon M. Donnell* Jon M. Donnell	President, Chief Operating Officer and Director	March 15, 2004

/s/ Peter J. O’Hanlon* Peter J. O’Hanlon	Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

/s/ David S. Borror* David S. Borror	Corporate Executive Vice President and Director	March 15, 2004

Pete A. Klisares	Director	March 15, 2004

/s/ Gerald E. Mayo* Gerald E. Mayo	Director	March 15, 2004

/s/ Carl A. Nelson, Jr.* Carl A. Nelson, Jr.	Director	March 15, 2004

/s/ Zuheir Sofia* Zuheir Sofia	Director	March 15, 2004

/s/ C. Ronald Tilley* C. Ronald Tilley	Director	March 15, 2004

*By:	/s/ Douglas G. Borror

Douglas G. Borror, Attorney-in-fact

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Corporate Exchange and Subscription Agreement dated January 20, 1994, between Borror Corporation and Borror Realty Company.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 33-74298) as filed with the Commission on January 21, 1994 and as amended on March 2, 1994 (The “Form S-1”).

2.2	Form of First Amendment to Corporate Exchange and Subscription Agreement.	Incorporated by reference to Exhibit 2.2 to Form S-1.

3.1(a)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc. as filed with the Ohio Secretary of State on March 4, 1994.	Incorporated by reference to Exhibit 4(a)(1) to the Company’s Registration Statement on Form S-8 (File No. 333-26817) as filed with the Commission on May 9, 1997 (the “1997 Form S-8”).

3.1(b)	Certificate of Amendment to Amended and Restated Articles of Incorporation of Dominion Homes, Inc. as filed with the Ohio Secretary of State on May 7, 1997.	Incorporated by reference to Exhibit 4(a)(2) of the 1997 Form S-8.

3.1(c)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc. reflecting amendments through May 7, 1997 (for purposes of Commission reporting compliance only)	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A as filed with the Commission on April 30, 2003 (File No. 0-23270)

10.1	Shareholder Agreement dated January 20, 1994 between Borror Corporation and Borror Realty Company.	Incorporated by reference to Exhibit 10.4 to Form S-1.

10.2*	Dominion Homes, Inc. Incentive Stock Plan as amended December 5, 1995 and May 7, 1997.	Incorporated by reference to Exhibit 4(c) of the 1997 Form S-8.

10.3*	Amendment to Dominion Homes, Inc. Incentive Stock Plan dated July 29, 1998.	Incorporated by reference to Exhibit 10.29 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.4*	Incentive Stock Option Agreement dated January 4, 1995 between Borror Corporation and Robert A. Meyer, Jr. (which agreement is substantially the same as Incentive Stock Option Agreements entered into between the Company and other employees to whom options were granted on January 4, 1995 under the Company’s Incentive Stock Plan).	Incorporated by reference to Exhibit 10.4 to the Company’s December 31, 2000 Form 10- K (File No. 0-23270).

10.5*	Incentive Stock Option Agreement dated July 1, 1997 between Dominion Homes, Inc. and Robert A. Meyer, Jr. (which agreement is substantially the same as Incentive Stock Option Agreements entered into between the Company and other employees to whom options were granted on July 1, 1997 under the Company’s Incentive Stock Plan).	Incorporated by reference to Exhibit 10.5 to the Company’s December 31, 2000 Form 10-K (File No. 0-23270).

10.6*	Stock Option Agreement dated May 21, 1998 between Dominion Homes, Inc. and Pete A. Klisares (which agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.22 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.7*	Stock Option Agreement dated April 29, 1999 between Dominion Homes, Inc. and Pete A. Klisares (which agreement is the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.2 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.8*	Stock Option Agreement dated April 27, 2000 between Dominion Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald Mayo and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.37 to the Company’s December 31, 2000 Form 10-K (File No. 0-23270).

10.9*	Stock Option Agreement dated May 3, 2001 between Dominion Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald Tilley.	Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 2001 Form 10-Q (File No. 0-23270).

10.10*	Stock Option Agreement dated May 2, 2002 between Dominion Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.3 to the Company’s March 31, 2002 Form 10-Q (File No. 0-23270).

10.11*	Stock Option Agreement dated May 7, 2003 between Dominion Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo, Carl A. Nelson, Jr., Zuheir Sofia and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.12*	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Karl E. Billisits.	Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.13	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Stephan M. George.	Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.14	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Jack L. Mautino.	Incorporated by reference to Exhibit 10.3 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.15	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Robert A. Meyer, Jr.	Incorporated by reference to Exhibit 10.4 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.16	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Peter J. O’Hanlon.	Incorporated by reference to Exhibit 10.5 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.17	Stock Option Agreement dated July 1, 2003 between Dominion Homes, Inc. and Lori M. Steiner.	Incorporated by reference to Exhibit 10.6 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.18*	Restricted Stock Agreement dated September 1, 2000 between Dominion Homes, Inc. and Karl E. Billisits.	Incorporated by reference to Exhibit 10.11 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270)

10.19*	Restricted Stock Agreement dated May 17, 2001 between Dominion Homes, Inc. and Jack L. Mautino.	Incorporated by reference to Exhibit 10.16 to the Company’s December 31, 2001 Form 10-K (File No. 0-23270).

10.20*	Restricted Stock Agreement dated August 1, 2002 between Dominion Homes, Inc. and Tad E. Lugibihl.	Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.21*	Restricted Stock Agreement dated August 1, 2002 between Dominion Homes, Inc. and Loribeth Steiner.	Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.22*	Restricted Stock Agreement dated October 22, 2002 between Dominion Homes, Inc. and Douglas G. Borror.	Incorporated by reference to Exhibit 10.15 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.23*	Restricted Stock Agreement dated October 22, 2002 between Dominion Homes, Inc. and Jon M. Donnell.	Incorporated by reference to Exhibit 10.16 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.24*	Restricted Stock Agreement dated October 22, 2002 between Dominion Homes, Inc. and Peter J. O’Hanlon.	Incorporated by reference to Exhibit 10.17 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.25	Restricted Stock Agreement dated October 22, 2003 between Dominion Homes, Inc. and Douglas G. Borror.	Filed herewith.

10.26	Restricted Stock Agreement dated October 22, 2003 between Dominion Homes, Inc. and David S. Borror.	Filed herewith.

10.27	Restricted Stock Agreement dated October 22, 2003 between Dominion Homes, Inc. and Jon M. Donnell.	Filed herewith.

10.28*	Amended Employment Agreement dated December 29, 2000 between Dominion Homes, Inc. and Jon M. Donnell.	Incorporated by reference to Exhibit 10.13 to the Company’s December 31, 2000 Form 10-K (File No. 0-23270).

10.29*	Amendment to Amended Employment Agreement dated December 20, 2002 between Dominion Homes, Inc. and Jon M. Donnell.	Incorporated by reference to Exhibit 10.19 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.30*	Amended Employment Agreement dated December 29, 2000 between Dominion Homes, Inc. and Robert A. Meyer, Jr.	Incorporated by reference to Exhibit 10.14 to the Company’s December 31, 2000 Form 10-K (File No. 0-23270).

10.31*	Amendment to Amended Employment Agreement dated December 20, 2002 between Dominion Homes, Inc. and Robert A. Meyer, Jr.	Incorporated by reference to Exhibit 10.21 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.32*	Amended Employment Agreement dated December 29, 2000 between Dominion Homes, Inc. and Peter J. O’Hanlon.	Incorporated by reference to Exhibit 10.15 to the Company’s December 31, 2000 Form 10-K (File No. 0-23270).

10.33*	Amendment to Amended Employment Agreement dated December 20, 2002 between Dominion Homes, Inc. and Peter J. O’Hanlon.	Incorporated by reference to Exhibit 10.23 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.34*	Dominion Homes, Inc. Amended and Restated Executive Deferred Compensation Plan dated December 20, 2002.	Incorporated by reference to Exhibit 4(a) to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 as filed with the Commission on May 6, 2003 (file No. 333-40051)

10.35*	Split Dollar Life Insurance Agreement dated July 11, 1999 between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Split Dollar Life Insurance Agreements entered into between the Company and other executive officers of the Company except for life insurance values)	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.36*	Dominion Homes, Inc. Endorsement Split Dollar Agreement dated December 20, 2002 between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Endorsement Split Dollar Agreements entered into between the Company and other executive officers of the Company except as to each executive officer’s death benefit and cash consideration received)	Incorporated by reference to Exhibit 10.27 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.37*	Dominion Homes, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.	Incorporated by reference to Exhibit 10.28 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.38*	Dominion Homes, Inc. Notice of Participation of Douglas G. Borror for the Supplemental Executive Retirement Plan (which notice is substantially the same as notices of participation of the other executive officers of the Company except for initial and annual employer contributions)	Incorporated by reference to Exhibit 10.29 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

0.39*	Dominion Homes, Inc. Incentive Growth Plan effective as of May 1, 2002.	Incorporated by reference to Exhibit 10.2 to the Company’s March 31, 2002 Form 10-Q (File No. 0-23270).

10.40	Dominion Homes, Inc. 2003 Stock Option and Incentive Equity Plan effective as of May 7, 2003.	Incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.41	Decorating Center Lease Agreement dated January 4, 1994 between Borror Corporation and Borror Realty Company, as amended by addendum No. 1, effective July 1, 1994.	Incorporated by reference to Exhibit 10.12 to the Company’s December 31, 1994 Form 10-K (File No. 0-23270).

10.42	First Amendment to Lease Agreement dated March 19, 1996 between Borror Realty Company and Borror Corporation.	Incorporated by reference to Exhibit 10.21 to the Company’s March 31, 1995 Form 10-Q (File No. 0-23270).

10.43	Lease dated December 29, 1997 as amended by Addendum dated February 2, 1998, between Borror Realty Company and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s December 31, 1997 Form 10-K (File No. 0-23270).

10.44	Office Sublease Agreement dated July 31, 1998, between Dominion Homes, Inc. and Alliance Title Agency, Ltd.	Incorporated by reference to Exhibit 10.31 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.45	Assignment and Assumption of Lease dated June 24, 1999 by and among Rommy K. Chung, Dominion Homes, Inc. and BRC Properties Inc. (formerly The Borror Corporation).	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.46	Lease dated March 1, 1994 between The Borror Corporation and Rommy K. Chung.	Incorporated by reference to Exhibit 10.4 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.47	Assignment and Assumption of Lease dated June 24, 1999 by and among Dao Q. Nguyen, Dominion Homes, Inc., and BRC Properties Inc. (formerly Borror Realty Company).	Incorporated by reference to Exhibit 10.5 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.48	Lease dated November 12, 1997 between Borror Realty Company and Thomas M. Nguyen and assigned on October 2, 1998 to Dao Q. Nguyen.	Incorporated by reference to Exhibit 10.6 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.49	Lease dated September 29, 1999 between BRC Properties Inc. and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.9 to the Company’s September 30, 1999 Form 10-Q (File No. 0-23270).

10.50	Lease dated April 30, 2001 between FGSC, LLC and Dominion Homes of Kentucky, LTD. for office space in Louisville, Kentucky.	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2001 Form 10-Q (File No. 0-23270).

10.51	Lease dated November 30, 2001 between BRC Properties Inc. and Dominion Homes Financial Services, Ltd.	Incorporated by reference to Exhibit 10.33 to the Company’s December 31, 2001 Form 10-K (File No. 0-23270).

10.52	Office Lease Agreement dated August 21, 2002 between Dominion Homes, Inc. and Precision Equities, Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.53	Real Estate Purchase Agreement dated August 27, 2002 between Dominion Homes, Inc. and Crafton Properties, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.54	Real Estate Purchase Agreement dated November 7, 2002 between Dominion Homes, Inc. and ASC Real Estate Development, L.L.C.	Incorporated by reference to Exhibit 10.44 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.55	Real Estate Purchase Contract dated July 21, 2003 between Dominion Homes and BRC Properties Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.56	Lease Agreement dated July 21, 2003 between Dominion Homes, Inc. and BRC Properties Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.57	First Modification of Lease dated October 31, 2003 between Dominion Homes, Inc and BRC Properties Inc.	Incorporated by reference to Exhibit 10.8 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.58	Lease Agreement dated September 26, 2003 between RML Construction, LLP and Dominion Homes of Kentucky, LTD for office space in Lexington, Kentucky	Incorporated by reference to Exhibit 10.7 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.59	Abbreviated Form of Agreement dated December 5, 2002 between Dominion Homes, Inc. and the Daimler Group.	Incorporated by reference to Exhibit 10.45 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.60	Sublease Agreement dated September 22, 2003 between Dominion Homes, Inc. and Dominion Homes Financial Services, LTD.	Filed herewith.

10.61	Sublease Agreement dated November 22, 2003 between Dominion Homes, Inc. and Alliance Title Agency, LTD.	Filed herewith.

10.62	Agreement For Services dated November 5, 1999 between Homebuilders Financial Network, Inc. and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.10 to the Company’s September 30, 1999 Form 10-Q (File No. 0-23270).

10.63	Amended and Restated Credit Agreement dated December 31, 2001 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent and Issuing Bank, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.35 to the Company’s December 31, 2001 Form 10-K (File No. 0-23270).

10.64	First Amendment to Amended and Restated Credit Agreement dated June 10, 2002 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent and Issuing Bank, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2002 Form 10-Q (File No. 0-23270).

10.65	Consent Agreement dated August 20, 2002 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent and Issuing Bank, and the Lenders listed therein modifying the operating lease covenants contained in the Amended and Restated Credit Agreement.	Incorporated by reference to Exhibit 10.3 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.66	Second Amendment to Amended and Restated Credit Agreement dated December 31, 2002 among The Huntington National Bank, as Administrative Agent and Issuing Bank, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.50 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.67	Third Amendment to Amended and Restated Credit Agreement dated February 13, 2003 among The Huntington National Bank, as Administrative Agent, Lead Arranger and Issuing Bank, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.51 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.68	Second Amended and Restated Credit Agreement dated December 3, 2003 among The Huntington National Bank, Administrative Agent and Issuing Bank, and the Lenders listed therein.	Filed herewith.

14	Code of Business Conduct and Ethics	Filed herewith.

21	Subsidiaries.	Filed herewith.

23	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

24	Power of Attorney.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Indicates management contracts, compensatory plans or other arrangements.