Form 10-Q
period 2004-03-31
DOMINION HOMES INC
filed 2004-05-10
CIK 917857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☒ No ☐

Number of common shares outstanding as of May 7, 2004: 8,226,515

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	March 31, 2004 (unaudited)	December 31, 2003
Assets
Cash and cash equivalents	$7,634	$5,025
Accounts receivable
Trade	537	217
Due from financial institutions for residential closings	4,777	2,316
Real estate inventories
Land and land development costs	237,132	205,543
Homes under construction	140,885	117,319
Other	4,842	3,947

Total real estate inventories	382,859	326,809

Prepaid expenses and other	6,441	7,220
Deferred income taxes	5,814	5,781
Property and equipment, at cost	19,125	18,538
Less accumulated depreciation	(10,448)	(9,764)

Net property and equipment	8,677	8,774

Total assets	$416,739	$356,142

Liabilities and Shareholders’ Equity
Accounts payable	$16,886	$17,765
Deposits on homes under contract	3,217	2,034
Accrued liabilities	42,511	30,104
Note payable, banks	172,977	129,220
Term debt	9,266	10,958

Total liabilities	244,857	190,081

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,441,011 shares issued and 8,220,465 shares outstanding on March 31, 2004 and 8,430,761 shares issued and 8,211,250 shares outstanding on December 31, 2003	68,489	66,890
Deferred compensation	(5,840)	(5,107)
Retained earnings	113,302	108,264
Accumulated other comprehensive loss	(1,183)	(1,132)
Treasury stock, at cost (220,546 shares at March 31, 2004 and 219,511 shares at December 31, 2003)	(2,886)	(2,854)

Total shareholders’ equity	171,882	166,061

Total liabilities and shareholders’ equity	$416,739	$356,142

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$115,672	$103,985
Cost of real estate sold	87,424	79,046

Gross profit	28,248	24,939
Selling, general and administrative	18,710	15,380

Income from operations	9,538	9,559
Interest expense	1,613	1,628

Income before income taxes	7,925	7,931
Provision for income taxes	2,887	3,093

Net income	$5,038	$4,838

Earnings per share
Basic	$0.63	$0.61

Diluted	$0.62	$0.59

Weighted average shares outstanding
Basic	7,961,212	7,976,522

Diluted	8,127,383	8,134,770

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
		Liability	Trust Shares
Balance, December 31, 2003	$66,890	$ (3,873)	$ (1,234)	$108,264	$(1,132)	$(2,854)	$166,061
Net income				5,038			5,038
Unrealized hedging loss, net of deferred taxes of $34					(51)		(51)

Comprehensive income							4,987
Shares awarded and redeemed	1,599	(1,505)					94
Shares distributed from trust for deferred compensation		(245)	245				—
Shares repurchased						(32)	(32)
Deferred compensation		935	(163)				772

Balance, March 31, 2004	$68,489	$(4,688)	$(1,152)	$113,302	$(1,183)	$(2,886)	$171,882

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,038	$4,838
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,571	823
Issuance of common shares for compensation	—	27
Reserve for real estate inventories	—	120
Deferred income taxes	1	324
Changes in assets and liabilities:
Accounts receivable	(2,781)	219
Real estate inventories	(56,050)	(4,607)
Prepaid expenses and other	750	(744)
Accounts payable	(879)	3,666
Deposits on homes under contract	1,183	—
Accrued liabilities	12,339	(304)

Net cash (used in) provided by operating activities	(38,828)	4,362

Cash flows from investing activities:
Purchase of property and equipment	(590)	(706)

Net cash used in investing activities	(590)	(706)

Cash flows from financing activities:
Payments on note payable banks	(93,618)	(86,207)
Proceeds from note payable banks	137,375	85,592
Payments on term debt	(1,338)	(311)
Payments on deferred financing fees	(100)	(188)
Payments on capital lease obligations	(354)	(332)
Proceeds from issuance of common shares	94	—
Common shares purchased or redeemed	(32)	(1,820)

Net cash provided by (used in) financing activities	42,027	(3,266)

Net change in cash and cash equivalents	2,609	390
Cash and cash equivalents, beginning of period	5,025	4,121

Cash and cash equivalents, end of period	$7,634	$4,511

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$255	$565

Income taxes paid	$2,572	$2,253

Land acquired by seller financing	$—	$785

The accompanying notes are an integral part of the consolidated financial statements.

DOMINION HOMES, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Dominion Homes, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2003 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the December 31, 2003 audited annual financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full year.

2.	Stock Based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the Company’s stock option awards are granted at prices not less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards. Compensation expense related to restricted share awards is determined at the date of grant, recorded as unearned compensation expense, updated periodically for changes in fair value and amortized over the vesting period of the awarded shares. The unearned compensation expense related to such awards was $6.0 million at March 31, 2004 and is reflected as a reduction of shareholders’ equity.

Had compensation cost for stock options been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share for the three months ended March 31, would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$5,038,000	$4,838,000
Add stock based compensation expense included in reported net income, net of related tax effects	461,000	65,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(506,000)	(69,000)

Pro forma net income	$4,993,000	$4,834,000

Earnings per share
Basic as reported	$0.63	$0.61
Basic pro forma	$0.63	$0.61
Diluted as reported	$0.62	$0.59
Diluted pro forma	$0.62	$0.59

The Company did not grant any stock options during the three months ended March 31, 2004 or 2003.

3.	Capitalized Interest

The Company capitalizes the cost of interest related to: (1) construction costs during the construction period of homes and (2) costs incurred while developing land. Capitalized interest related to the construction costs of homes and land development is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.6 million and $3.8 million at March 31, 2004 and 2003, respectively. The summary of total interest is as follows:

	Three Months Ended March 31,
	2004	2003
Interest incurred	$2,077,000	$1,878,000
Interest capitalized	(1,312,000)	(1,367,000)

Interest expensed directly	765,000	511,000
Previously capitalized interest charged to interest expense	848,000	1,117,000

Total interest expense	$1,613,000	$1,628,000

4.	Note Payable, Banks

The Company is currently operating under a $250,000,000 Second Amended and Restated Credit Agreement evidencing the Company’s Senior Unsecured Revolving Credit Facility (the “Facility”) that terminates on May 31, 2007 and is described in Note 7 Note Payable, Banks to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As of March 31, 2004, the Company was in compliance with the Facility covenants and had $92.9 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on the Company’s utilization of the proceeds of borrowings under the Facility.

5.	Derivative Instruments and Hedging Activities

The Facility provides for a variable rate of interest on borrowings. The variable rate is the three month LIBOR rate plus a variable margin rate that ranges from 1.75% to 2.5% and is based on the Company’s interest coverage ratio. The margin rate was 1.75% for the first three months of 2004. In order to reduce exposure to increasing interest rates, the Company enters into interest rate swap contracts that fix the interest rate on borrowings under the Facility. The Company has designated the swap contracts as cash flow hedges as described in Note 10 Derivative Instruments and Hedging Activities in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. At March 31, 2004, the Company had fixed the interest rate on $100 million of borrowings with interest rates that range between 2.5% and 5.6%, plus the variable margin rate. The interest rate swaps mature between September 12, 2004 and May 3, 2008. The related fair value of the interest rate swaps at March 31, 2004, was a loss of approximately $2.1 million. The weighted average interest rates for borrowings under the Facility for the three months ended March 31, 2004 and 2003 were 5.0% and 6.1%, respectively. These rates include the cost of the interest rate swaps.

6.	Earnings per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	Three Months Ended March 31,
	2004	2003
Weighted average shares - basic	7,961,212	7,976,522
Common share equivalents	166,171	158,248

Weighted average shares - diluted	8,127,383	8,134,770

7.	Warranty Costs

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was $374,000 and $358,000 for the three months ended March 31, 2004 and 2003, respectively. Accrued warranty cost was $3,573,000 and $3,638,000 at March 31, 2004 and 2003, respectively.

A reconciliation of the changes in the warranty liability for the three months ended March 31 is as follows:

	2004	2003
Balance at the beginning of the period	$3,990,000	$3,998,000
Accruals for warranties issued during the period	374,000	358,000
Accruals related to pre-existing warranties (including changes in estimates)	(300,000)	(201,000)
Settlements made (in cash or in kind) during the period	(491,000)	(517,000)

Balance at the end of the period	$3,573,000	$3,638,000

8.	Income Taxes

The Company provides for income taxes in interim periods based on its annual effective tax rate. The estimated annual effective tax rate used to determine the tax expense for the first quarter of 2004 decreased to 36.4% from 39.0% for the first quarter of 2003 as a result of expected benefits from tax planning strategies.

9.	Legal Proceedings

The Company is involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company’s management, there are no currently pending proceedings that will have a material adverse effect on the Company’s financial condition or results of operations.

10.	Adoption of Accounting Pronouncement

Effective January 1, 2004, the Company adopted FASB Interpretation No. 46R (“FIN 46R”), which requires existing unconsolidated variable interest entities acquired before February 1, 2003 to be consolidated by their primary beneficiaries, if the entities do not effectively disperse risks among the parties involved.

The Company has evaluated all of its existing joint venture agreements, and has determined that none of the joint ventures are variable interest entities. Therefore, the Company has not consolidated any of its joint venture agreements pursuant to the requirements of FIN 46R. The Company has evaluated its land option contracts and determined that it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the land subject to the option contracts, for those land option contracts for which the Company is the primary beneficiary, the Company is required to consolidate the land subject to the option contracts. The consolidation of the land subject to these option contracts had the effect of increasing real estate inventories by $14.5 million with a corresponding increase to accrued liabilities in the accompanying balance sheet as of March 31, 2004. The liabilities represent the difference between the exercise price of the land option contracts and the Company’s deposits. The Company’s maximum exposure to loss is limited to option deposits of approximately $3.5 million at March 31, 2004.

The Company has evaluated its interests in Alliance Title Agency, Ltd. (“Alliance”) and, based on this evaluation, the Company consolidated Alliance effective January 1, 2004. There were assets of $1.2 million related to Alliance included in the Consolidated Balance Sheets at March 31, 2004. The Company’s maximum exposure to loss in this entity is limited to the amount invested, which is approximately $167,000 at March 31, 2004. Alliance provides title insurance for most of the Company’s home closings in Ohio and is an Ohio limited liability company of which the Company owns 49.9%, the maximum allowable under Ohio law.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading builder of high-quality homes in Central Ohio (primarily the Columbus Metropolitan Statistical Area), Louisville, Kentucky and Lexington, Kentucky. Our customer-driven focus targets entry-level and move-up buyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to more than $350,000 and in size from approximately 1,000 to 3,500 square feet. We believe our success has resulted from our ability to provide a wide-range of communities and home designs that entry-level and move-up buyers can afford.

We experienced record first quarter results for the first quarter of 2004. Net income increased 4.2% to $5.0 million from $4.8 million for the first quarter of 2003. Earnings were $0.62 per diluted share for the first quarter of 2004 compared to $0.59 per diluted share for the first quarter of 2003. The weighted average number of diluted shares outstanding during the three months ended March 31, 2004 was 8,127,383, compared to 8,134,770 shares during the three months ended March 31, 2003.

Our first quarter 2004 revenues increased by $11.7 million to $115.7 million from $104.0 million for the first quarter of 2003. Gross profit increased $3.3 million to $28.2 million from $24.9 million for the first quarter of the previous year. The increased revenues were due to 65 more home closings in the first quarter of 2004 than the first quarter of 2003. The increased closings were due to a higher number of closings of our entry-level Independence Series homes, which have faster build times than our traditional homes.

Selling, general and administrative expense increased for the first quarter of 2004 to $18.7 million from $15.4 million for the first quarter of 2003 primarily due to investments in personnel and other expenses in order to implement our growth plans. We expect to increase the number of communities in which we are actively selling homes by up to 35% by the fourth quarter of 2004 over year-end 2003 levels. We increased personnel and overhead costs primarily in land development, construction support, the mortgage financing service company, and the Louisville and Lexington offices by approximately $2.0 million as compared to the first quarter of 2003. We believe the increase in fixed overhead is substantially complete. We also had an increase in stock compensation expenses due primarily to the increase in our stock price at March 31, 2004 versus March 31, 2003.

During the first quarter of 2004, we sold a record 950 homes representing a sales value of $176.9 million, compared to 863 homes, representing a sales value of $152.0 million during first quarter of 2003. Our backlog on March 31, 2004 was 1,335 contracts with a sales value of $263.3 million, compared to a backlog of 1,312 contracts with a sales value of $244.9 million on March 31, 2003.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2004 and beyond to differ materially from those expressed in the forward-looking statements. Certain of these important factors are described in our Annual Report on Form 10-K for the year ended December 31, 2003 and include the following risks and uncertainties:

•	short and long term interest rates;

•	changes in governmental regulations;

•	employment levels;

•	availability and affordability of mortgage financing for home buyers;

•	availability and cost of building lots;

•	availability and cost of materials and labor;

•	fluctuating lumber prices and shortages;

•	adverse weather conditions and natural disasters;

•	consumer confidence and housing demand;

•	competitive overbuilding;

•	changing demographics;

•	cost overruns;

•	changes in tax laws;

•	changes in local government fees;

•	availability and cost of rental property and resale prices of existing homes; and

•	other risks described in our reports and filings with the Securities and Exchange Commission.

In addition, domestic terrorist attacks and the threat or the escalation of the United States’ involvement in international armed conflict may also adversely affect general economic conditions, consumer confidence and the homebuilding markets.

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

Three Months Ended	Revenues	Sales Contracts[1]	Closings	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
June 30, 2002	$133,162	625	702	1,154
Sept. 30, 2002	$139,360	605	724	1,035
Dec. 31, 2002	$120,806	630	647	1,018
Mar. 31, 2003	$103,985	863	569	1,312
June 30, 2003	$139,974	904	764	1,452
Sept. 30, 2003	$153,188	718	844	1,326
Dec. 31, 2003	$166,317	586	893	1,019
Mar. 31, 2004	$115,672	950	634	1,335

[1]	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended March 31,
	2004	2003
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%
Cost of real estate sold	75.6	76.0

Gross profit	24.4	24.0
Selling, general and administrative	16.2	14.8

Income from operations	8.2	9.2
Interest expense	1.4	1.6

Income before income taxes	6.8	7.6
Provision for income taxes	2.5	3.0

Net income	4.3%	4.6%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	950	863
Closings	634	569
Backlog at period end	1,335	1,312
Average sales price of homes closed during the period (in thousands)	$179	$179
Average sales price of homes in backlog at period end (in thousands)	$197	$187
Aggregate sales value of homes in backlog at period end (in thousands)	$263,283	$244,896

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

First Quarter 2004 Compared to First Quarter 2003

Revenues. Our revenues for the first quarter of 2004 increased by 11.2% to $115.7 million from the delivery of 634 homes compared to revenues for the first quarter of 2003 of $104.0 million from the delivery of 569 homes. This $11.7 million increase in revenues was primarily due to the delivery of 65 more homes in the first quarter of 2004 than the first quarter of 2003. The increase in deliveries is due to entry-level homes, which have faster build times than our traditional homes, comprising a higher percentage of total closings. Our average price of homes delivered during the first quarter of 2004 increased to $179,200 compared to $178,900 for homes delivered during the first quarter of 2003. This increase was primarily due to an average 8% price increase in our entry-level homes caused by our opening of several communities in more expensive locations.

Included in revenues are other revenues, consisting principally of fees from our mortgage financing services subsidiary. These other revenues amounted to $2.4 million for both the first quarter of 2004 and 2003.

Gross Profit. Our gross profit for the first quarter of 2004 increased by 13.3% to $28.2 million from $24.9 million for the first quarter of 2003. This $3.3 million increase was principally due to the delivery of more homes.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first quarter of 2004 increased 21.7% to $18.7 million from $15.4 million for the first quarter of 2003. This was primarily due to investments in personnel and other expenses in order to implement our growth plans. We also expanded the services offered by our mortgage financing services. We expect these expanded services to offer our customers additional mortgage programs, a better home buying experience and reduce our selling, general and administrative expenses in the second half of 2004. We also increased personnel and overhead costs in land development, quality control, marketing, and the Louisville and Lexington offices by approximately $2.0 million compared to the first quarter of 2003. Our stock compensation expense increased approximately $650,000 primarily due to the increase in our stock price at March 31, 2004 compared to the first quarter of 2003.

Interest Expense. Our interest expense was $1.6 million for both the first quarter of 2004 and 2003. The average borrowings under our bank credit facility (“Facility”) increased to $150.8 million for the first quarter of 2004 compared to $106.6 million for the first quarter of 2003. The increase in average borrowings was offset by a decline in the weighted average rate of interest, which decreased to 5.0% for the first quarter of 2004 compared to 6.1% for the first quarter of 2003.

Provision for Income Taxes. Our income tax expense for the first quarter of 2004 declined 6.7% to $2.9 million from $3.1 million for the first quarter of 2003. Our estimated annual effective tax rate used to determine tax expense decreased to 36.4% from 39.0% as a result of expected benefits from tax planning strategies.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and our investment in land. We expect the cash flow from our sales in backlog and funds from the Facility to allow us to meet our short-term cash obligations. The primary reasons that we could require additional capital are expansion in existing markets, expansion into new markets, expansion of our mortgage financing services subsidiary, or purchase of a homebuilding company. We believe our current borrowing capacity and anticipated cash flows from operations are sufficient to meet our liquidity needs for the foreseeable future.

Sources and Uses of Cash for the First Three Months of 2004 Compared to the First Three Months of 2003

During the first three months of 2004, we generated $17.2 million of cash flow from operations before expenditures on real estate inventories of $56.1 million. The $56.1 million increase in real estate inventories consisted of a $32.5 million increase in land and land development and other costs and an increase of $23.6 million in homes under construction. We invested significantly in land and land development in order to replace communities that sold out earlier than anticipated, to expand our presence in Central Ohio and Louisville, Kentucky and to enter the Lexington, Kentucky market. We used cash from operations together with borrowings under our Facility to finance the increase in real estate inventories.

During the first three months of 2003, we generated $9.0 million of cash flow from operations before expenditures on real estate inventories of $4.6 million. Real estate inventories increased because we invested $10.8 million in homes under construction while reducing land and land development inventories by $5.8 million and other building material inventories by

$400,000. We utilized cash from operations together with borrowing under our Facility to finance the increase in real estate inventories.

Real Estate Inventories

We develop approximately 90% of the communities in which we build homes and generally do not purchase land for resale. We attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next three to six years. At March 31, 2004, we owned lots or land that we estimate could be developed into 12,555 lots, including 2,821 lots in Kentucky. During the first three months of 2004, we exercised options to purchase lots or unimproved land that could be developed into 3,600 lots, including 1,261 lots in Kentucky.

At March 31, 2004, we controlled, through option agreements or contingent contracts, land that we estimate could be developed into 9,915 additional lots, including 233 lots in Kentucky. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we potentially may control. The option agreements that we determined were more than likely to have contingencies that will be satisfied expire at various dates through 2009. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

Our real estate inventories at March 31, 2004 were $382.9 million, consisting of $237.1 million of land and land under development, $140.9 million of homes under construction and other inventories of $4.8 million.

The following table sets forth our land inventory as of March 31, 2004:

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Owned by the Company:
Ohio	1,275	1,258	7,201	9,734
Kentucky	189	531	2,101	2,821
Controlled by the Company(1):
Ohio			9,682	9,682
Kentucky			233	233

	1,464	1,789	19,217	22,470

[1]	Includes only those lots for which we had determined, as of March 31, 2004, that the purchase contingencies are reasonably likely to be satisfied.

On March 31, 2004, we had 305 single-family inventory homes in various stages of construction, representing an aggregate investment of $26.4 million, compared to 197 inventory homes in various stages of construction, representing an aggregate investment of $15.4 million on March 31, 2003. We do not include inventory homes in sales or backlog.

Contractual Obligations

Note Payable Banks. On December 3, 2003, we entered into a Second Amended and Restated $250.0 million Senior Unsecured Revolving Credit Facility (the “Facility”) that terminates on May 31, 2007. For a more detailed description of the Facility, including restrictions on our business activities, see Note 7 Note Payable, Banks to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin that ranges from 1.75% to 2.5%, is based on our interest coverage ratio and is determined quarterly. At March 31, 2004, we had fixed the interest rate on $100 million of our borrowings under the Facility by entering into interest rate swap contracts. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

As of March 31, 2004, we were in compliance with the Facility covenants and had $92.9 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on our use of the proceeds from borrowings under the Facility.

Seller Financing. We hold land for development that was partially financed with seller provided term debt with an outstanding balance of $7.2 million at March 31, 2004. We expect to repay this debt during 2004.

Capital and Operating Leases. We believe the best use of our Facility is to finance direct investments in our homebuilding operations. Assets that support our homebuilding operations are generally financed through capital and operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our balance sheet, or an operating lease, in which case the asset and obligation is not included on our balance sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were $2.1 million at March 31, 2004. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was $15.9 million at March 31, 2004. For further information on our leases, see Note 9 Operating Lease Commitments and Note 12 Related Party Transactions contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Land Purchase Commitments. On March 31, 2004, we had commitments to purchase residential lots and unimproved land at an aggregate cost of $3.3 million, net of approximately $250,000 in good faith deposits. We intend to purchase this land over the next several years.

The following is a summary of our contractual obligations at March 31, 2004 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 –3 years	4 – 5 years	After 5 years
Term obligations:
Note payable, banks	$172,977			$172,977
Term debt	7,188	$2,805	$4,383
Capital lease obligations	2,078	1,473	594	11
Operating leases	15,937	3,656	4,707	2,287	$5,287
Land purchase commitments	3,514	3,514

Total contractual cash obligations	$201,694	$11,448	$9,684	$175,275	$5,287

Off Balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are liable for performance bonds of $46.5 million and irrevocable letters of credit of $4.9 million at March 31, 2004. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. We selectively enter into joint ventures with other homebuilders to own and develop communities. The participants in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs of the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of March 31, 2004, we were party to a joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture’s loan agreement up to $1.2 million, representing our one-half interest. At March 31, 2004, the joint venture had $446,000 in loans outstanding and the portion guaranteed by us was $223,000.

Under certain circumstances, joint ventures may qualify as variable interest entities and, therefore must be consolidated with our financial statements. We have evaluated all of our existing joint venture agreements and we have determined that none of our joint ventures are variable interest entities.

We continually evaluate our land option and contingent purchase contracts to purchase unimproved land and developed lots. Cancelable obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. On March 31, 2004, we had $114.5 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will execute the land or lot purchase. Our good faith deposits on these contracts were $5.5 million at March 31, 2004. Assuming that the contingencies are actually satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under our Facility. We are in the process of evaluating an additional $113.3 million of cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will execute the land or lot purchase. On March 31, 2004, good faith deposits on these contracts were $1.6 million.

We have also evaluated our land option contracts in order to determine if we are the primary beneficiary of these contracts. We have determined that we are the primary beneficiary of certain of these contracts. Although we do not have legal title to the land subject to the option contracts, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land subject to the option contracts. The consolidation of the land subject to these option contracts had the effect of increasing real estate inventories by $14.5 million with a corresponding increase to accrued liabilities in the accompanying balance sheet as of March 31, 2004. The liabilities represent the difference between the exercise price of the land option contracts and our deposits.

We own a 49.9% interest in a title insurance agency, Alliance Title Agency, Ltd. (“Alliance”), that provides closing services for our homes. Our maximum exposure to loss in Alliance is limited to the amount invested, which is approximately $167,000 at March 31, 2004. We have determined that Alliance is a variable interest entity and have consolidated the title insurance agency effective January 1, 2004.

In 1997, we entered into an agreement with an unaffiliated third party to sell and lease back certain model homes. At March 31, 2004, we had ten model homes subject to month-to-month leases under this agreement. We have determined that these leases are not with a variable interest entity and rental obligations are properly classified as operating leases in our schedule of contractual obligations.

The following is a summary of our commercial commitments under off balance sheet arrangements at March 31, 2004 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Commercial commitments:
Letters of credit	$4,878	$4,733	$145
Performance bonds	46,498	28,160	17,900	$438
Guarantees	223	223
Cancelable land contracts	114,531	78,498	22,916	6,868	$6,249

Total commercial commitments	$166,130	$111,614	$40,961	$7,306	$6,249

Alliance Title Agency

Alliance is an Ohio limited liability company which is licensed under Ohio insurance laws to conduct title insurance agency business in Ohio. Alliance provides title insurance and other closing related services for most of the Company’s home closings in Central Ohio. As of December 31, 2003, the Company owned 49.9% of the membership interests in Alliance, the maximum percentage allowable under Ohio law, and CC, I Ltd. (“CCI”), an Ohio limited liability company owned by Denis G. Connor and Chicago Title Agency of Central Ohio, Inc., owned the remaining 50.1%. Effective January 1, 2004, the Company assigned and contributed a 30.1% membership interest in Alliance to Dominion Homes – Borror Family Foundation (the “Foundation”), an Ohio nonprofit corporation formed by the Company, and simultaneously exercised its right to purchase a 30.1% membership interest in Alliance from CCI at a cost of $11,667 which was determined in accordance with an existing operating agreement between the parties. After the completion of these transactions, the membership interests of Alliance are owned as follows: 49.9% by the Company (the maximum ownership interest allowed under Ohio law); 20.0% by CCI; and 30.1% by the Foundation.

The Foundation has applied to be treated as a tax exempt organization under Section 501(c)(3) of the Internal Revenue Code (the “Code”). In the event that the Foundation’s application for tax exempt treatment is denied, however, the Company has an option to rescind the transactions described above, effectively restoring the ownership of membership interests in Alliance to that existing on December 31, 2003.

As part of its application for tax exempt treatment, the Foundation has requested to be recognized as a “supporting organization” of the Columbus Foundation, an Ohio nonprofit corporation, under Section 509(a)(3) of the Code. The Foundation was formed exclusively for charitable, educational, scientific and religious purposes and for the exclusive benefit and to carry out the purposes of the Columbus Foundation. It is anticipated that the Company’s involvement with the Foundation and the Foundation’s charitable activities will reflect favorably on the Company and its presence in the Central Ohio market. The Columbus Foundation has the right to appoint three individuals to the Foundation’s board of directors. The Company has the right to appoint the remaining two individuals and has appointed Douglas G. Borror, its Chairman and Chief Executive Officer, and Denis G. Connor to the Foundation’s board of directors. The Foundation also has a non-exclusive, non-transferable license to use the “Dominion” trademark in connection with its philanthropic activities supporting The Columbus Foundation.

Inflation and Other Cost Increases

We are not always able to reflect all of our cost increases in the prices of our homes because competitive pressures and other factors sometimes require us to maintain or discount those prices. While we attempt to maintain costs with subcontractors from the date a sales contract with a customer is accepted until the date construction is completed, we may incur unanticipated costs which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require us, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. During periods of high construction activities, we may incur additional costs to obtain subcontractors when certain trades are not readily available, which can result in lower gross profits. In addition, periods of rapid price increases in the cost of materials can result in lower gross profits.

Recently Issued Accounting Pronouncements

Effective January 1, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), which requires existing unconsolidated variable interest entities acquired before February 1, 2003 to be consolidated by their primary beneficiaries, if the entities do not effectively disperse risks among the parties involved. Our adoption of this pronouncement is discussed in “Off Balance Sheet Arrangements” contained herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, we were a party to nine interest rate swap contracts with an aggregate notional amount of $100 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. Our intention is to maintain approximately 50% of our debt on a fixed interest rate basis. At any time, this percentage may be more or less depending on specific circumstances. At March 31, 2004, our level of the fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was approximately 57.8% of total borrowings under the Facility. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Effective Date	Maturity Date	Fixed Rate
$10 million	Sept. 12, 2001	Sept. 12, 2004	4.54%
$20 million	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10 million	Oct. 23, 2002	Oct. 4, 2005	3.16%
$10 million	Oct. 24, 2003	Oct. 2, 2006	2.85%
$10 million	Oct. 24, 2003	Jan. 2, 2007	2.87%
$10 million	Mar. 30, 2004	Apr. 2, 2007	2.47%
$10 million	Mar. 30, 2004	Apr. 2, 2007	2.51%
$10 million	May 9, 2003	April 3, 2008	3.01%
$10 million	May 9, 2003	May 3, 2008	3.04%

The following table presents descriptions of the financial instruments and derivative instruments that we held at March 31, 2004. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $100 million of the variable rate liabilities subject to interest rate derivatives is the contractual average pay rate plus the variable margin, which was 1.75% for the three months ended March 31, 2004 and 2003. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at March 31, 2004 and 2003 was $173.0 million and $110.5 million, respectively. During the three months ended March 31, 2004, the fair value of the interest rate contracts decreased by $171,000, increasing the fair value loss from $1.9 million at December 31, 2003 to $2.1 million at March 31, 2004. We do not expect the loss to be realized because we expect to retain the swap contracts to maturity. All dollar amounts are in thousands.

					TOTAL
	2004	2005	2006	2007	2004	2003
Liabilities
Variable rate				$172,977	$172,977	$110,455
Average interest rate					5.02%	6.10%
Interest-Rate Derivatives
Notional amount	$100,000	$90,000	$60,000	$50,000	$100,000	$80,000
Average pay rate	3.33%	3.18%	2.78%	2.77%	3.33%	5.06%
Average receive rate	1.15%	1.15%	1.15%	1.15%	1.15%	1.42%

Item 4.	Controls and Procedures

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified within the Securities and Exchange Commission’s rules and forms; and (2) accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of our management, there are no currently pending proceedings that will have a material adverse effect on our financial condition or results of operations.

Item 2.	Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibits filed with this Quarterly Report on Form 10-Q are attached hereto. For a list of our exhibits, see “Index to Exhibits” (following the signature page).

(b)	Reports on Form 8-K.

We filed the following current reports on Form 8-K during the three months ended March 31, 2004:

(1) Form 8-K dated January 15, 2004 – On January 15, 2004, the Company announced its sales and closings for the fourth quarter and the year ended December 31, 2003. A copy of the Company’s press release announcing those results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.) and under Item 12.

(2) Form 8-K dated January 28, 2004 – On January 28, 2004, the Company announced its net income for the quarter and year ended December 31, 2003. A copy of the Company’s press release announcing those financial results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.) and under Item 12.

(3) Form 8-K dated February 25, 2004 – On February 25, 2004, the Company announced its scheduled presentation to the investment community via live audio webcast at the Raymond James Institutional Investors Conference on Tuesday March 2, 2004. A press release announcing this scheduled presentation was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION HOMES, INC.
(Registrant)

Date:	May 10, 2004	By:	/s/ DOUGLAS G. BORROR

Douglas G. Borror
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2004	By:	/s/ JON M. DONNELL

Jon M. Donnell
President and Chief Operating Officer

Date:	May 10, 2004	By:	/s/ PETER J. O’HANLON

Peter J. O’Hanlon
Senior Vice President - Finance,
Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 of the Company’s Form 8-A/A file April 30, 2003 (File No. 0-23270)

10.1	Contribution and Call Agreement dated December 26, 2003 by and among Dominion Homes, Inc., CC I, LTD, and Dominion Homes-Borror Family Foundation	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.