Form 10-Q
period 2004-06-30
DOMINION HOMES INC
filed 2004-08-09
CIK 917857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Number of common shares outstanding as of August 9, 2004: 8,244,015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	June 30, 2004 (unaudited)	December 31, 2003
Assets
Cash and cash equivalents	$8,479	$5,025
Accounts receivable
Trade	693	217
Due from financial institutions for residential closings	4,954	2,316
Real estate inventories
Land and land development costs	275,736	205,543
Homes under construction	142,441	117,319
Other	7,026	3,947

Total real estate inventories	425,203	326,809

Prepaid expenses and other	6,570	7,220
Deferred income taxes	4,247	5,781
Property and equipment, at cost	19,253	18,538
Less accumulated depreciation	(10,900)	(9,764)

Net property and equipment	8,353	8,774

Total assets	$458,499	$356,142

Liabilities and Shareholders’ Equity
Accounts payable	$19,734	$17,765
Deposits on homes under contract	3,463	2,034
Accrued liabilities	32,840	30,104
Note payable, banks	212,625	129,220
Term debt	9,544	10,958

Total liabilities	278,206	190,081

Commitments and contingencies

Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,474,561 shares issued and 8,244,015 shares outstanding on June 30, 2004 and 8,430,761 shares issued and 8,211,250 shares outstanding on December 31, 2003	65,569	66,890
Deferred compensation	(2,836)	(5,107)
Retained earnings	119,941	108,264
Accumulated other comprehensive income (loss)	505	(1,132)
Treasury stock, at cost (230,546 shares at June 30, 2004 and 219,511 shares at December 31, 2003)	(2,886)	(2,854)

Total shareholders’ equity	180,293	166,061

Total liabilities and shareholders’ equity	$458,499	$356,142

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$148,181	$139,974	$263,853	$243,959
Cost of real estate sold	115,425	106,518	202,849	185,564

Gross profit	32,756	33,456	61,004	58,395
Selling, general and administrative	20,087	17,600	38,797	32,980

Income from operations	12,669	15,856	22,207	25,415
Interest expense	2,178	2,118	3,791	3,746

Income before income taxes	10,491	13,738	18,416	21,669

Provision for income taxes	3,852	5,523	6,739	8,616

Net income	$6,639	$8,215	$11,677	$13,053

Earnings per share
Basic	$0.83	$1.04	$1.47	$1.64

Diluted	$0.81	$1.02	$1.43	$1.61

Weighted average shares outstanding
Basic	7,973,456	7,902,988	7,967,334	7,939,552

Diluted	8,198,251	8,073,706	8,160,487	8,104,219

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Liability	Trust Shares
Balance, December 31, 2003	$66,890	$(3,873)	$(1,234)	$108,264	$(1,132)	$(2,854)	$166,061
Net income				11,677			11,677
Unrealized hedging gain, net of deferred taxes of $1,091					1,637		1,637

Comprehensive income							13,314
Shares awarded and redeemed	(1,321)	1,641					320
Shares distributed from Trust for deferred compensation		(245)	245				—
Shares repurchased						(32)	(32)
Deferred compensation		793	(163)				630

Balance, June 30, 2004	$65,569	$(1,684)	$(1,152)	$119,941	$505	$(2,886)	$180,293

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,677	$13,053
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,995	1,968
Issuance of common shares for compensation	79	59
Reserve for real estate inventories	—	240
Deferred income taxes	443	(38)
Changes in assets and liabilities:
Accounts receivable	(3,114)	(1,240)
Real estate inventories	(97,484)	(18,172)
Prepaid expenses and other	644	(1,217)
Accounts payable	1,969	7,773
Deposits on homes under contract	1,429	187
Accrued liabilities	5,498	(2,692)

Net cash used in operating activities	(76,864)	(79)

Cash flows from investing activities:
Purchase of property and equipment	(722)	(4,287)

Net cash used in investing activities	(722)	(4,287)

Cash flows from financing activities:
Payments on note payable banks	(209,938)	(197,579)
Proceeds from note payable banks	293,343	204,545
Payments on term debt	(1,609)	(621)
Payments on deferred financing fees	(250)	(188)
Payments on capital lease obligations	(715)	(670)
Proceeds from issuance of common shares	241	—
Common shares purchased or redeemed	(32)	(1,809)

Net cash provided by financing activities	81,040	3,678

Net change in cash and cash equivalents	3,454	(688)
Cash and cash equivalents, beginning of period	5,025	4,121

Cash and cash equivalents, end of period	$8,479	$3,433

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$2,062	$1,220

Income taxes paid	$10,249	$10,937

Land acquired by seller financing	$910	$1,870

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full year.

2. Stock-Based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the Company’s stock option awards are granted at prices not less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards. Compensation expense related to restricted share awards is determined at the date of grant, recorded as unearned compensation expense, updated periodically for changes in fair value and amortized over the vesting period of the awarded shares. The unearned compensation expense related to such awards was $3.1 million at June 30, 2004 and is reflected as a reduction of shareholders’ equity.

Had compensation cost for stock options been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share for the three months and six months ended June 30, would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$6,639,000	$8,215,000	$11,677,000	$13,053,000
Add stock based compensation expense included in reported net income, net of related tax effects	(106,000)	248,000	355,000	313,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(102,000)	(340,000)	(607,000)	(409,000)

Pro forma net income	$6,431,000	$8,123,000	$11,425,000	$12,957,000

Earnings per share
Basic as reported	$0.83	$1.04	$1.47	$1.64
Basic pro forma	$0.81	$1.03	$1.43	$1.63
Diluted as reported	$0.81	$1.02	$1.43	$1.61
Diluted pro forma	$0.78	$1.01	$1.40	$1.60

The Company granted 35,000 stock options during the three months ended June 30, 2004 and 12,500 options during the three months ended June 30, 2003.

3. Capitalized Interest

The Company capitalizes the cost of interest related to: (1) construction costs incurred during the construction period of homes and (2) costs incurred while developing land. Capitalized interest related to the construction costs of homes and land development is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.8 million and $3.6 million at June 30, 2004 and 2003, respectively. The summary of total interest is as follows:

	Three Months Ended June		Six Months Ended June 30,
	2004	2003	2004	2003
Interest incurred	$2,380,000	$1,927,000	$4,457,000	$3,805,000
Interest capitalized	(1,318,000)	(1,229,000)	(2,630,000)	(2,596,000)

Interest expensed directly	1,062,000	698,000	1,827,000	1,209,000

Previously capitalized interest charged to interest expense	1,116,000	1,420,000	1,964,000	2,537,000

Total interest expense	$2,178,000	$2,118,000	$3,791,000	$3,746,000

4. Note Payable, Banks

On June 30, 2004 the Company amended the Second Amended and Restated Credit Agreement, which evidences its Senior Unsecured Revolving Credit Facility (the “Facility”) to increase the maximum lending amount from $250,000,000 to $300,000,000. No other changes were made to the Facility. The Facility terminates on May 31, 2007 unless extended by mutual agreement. See Note 7, Note Payable, Banks, to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As of June 30, 2004, the Company was in compliance with the Facility covenants and had $58.5 million available under the Facility, after adjustment for borrowing base limitations and giving effect to the increased lending amount described above. Borrowing availability under the Facility could increase, depending on the Company’s utilization of the proceeds of borrowings under the Facility.

5. Derivative Instruments and Hedging Activities

The Facility provides for a variable rate of interest on borrowings. The variable rate is the three month LIBOR rate plus a variable margin rate that ranges from 1.75% to 2.5% and is based on the Company’s interest coverage ratio. The margin rate was 1.75% for the three months ended June 30, 2004. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on borrowings under the Facility. The Company has designated the swap contracts as cash flow hedges as described in Note 10, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. At June 30, 2004, the Company had fixed the interest rate on $120 million of borrowings with interest rates that range between 2.5% and 5.6%, plus the variable margin rate. The interest rate swaps mature between September 12, 2004 and May 3, 2008. The related fair value of the interest rate swaps at June 30, 2004, was approximately $844,000 which is recorded through other comprehensive income. The weighted average interest rates for borrowings under the Facility for the three months ended June 30, 2004 and 2003 were 4.4% and 6.0%, respectively. These rates include the cost of the interest rate swaps.

6. Earnings per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares - basic	7,973,456	7,902,988	7,967,334	7,939,552
Common share equivalents	224,795	170,718	193,153	164,667

Weighted average shares - diluted	8,198,251	8,073,706	8,160,487	8,104,219

7. Warranty Costs

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience.

A reconciliation of the changes in the warranty liability for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at the beginning of the period	$3,573,000	$3,638,000	$3,990,000	$3,998,000
Accruals for warranties issued during the period	460,000	486,000	834,000	844,000
Accruals related to pre-existing warranties (including changes in estimates)	(401,000)	514,000	(701,000)	313,000
Settlements made (in cash or in kind) during the period	(446,000)	(662,000)	(937,000)	(1,179,000)

Balance at the end of the period	$3,186,000	$3,976,000	$3,186,000	$3,976,000

8. Income Taxes

The Company provides for income taxes in interim periods based on its annual effective tax rate. The estimated annual effective tax rate used to determine the tax expense for the second quarter of 2004 decreased to 36.7% from 40.2% for the second quarter of 2003 as a result of expected benefits from tax planning strategies.

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

The Company has evaluated all of its existing joint venture agreements, and has determined that none of the joint ventures are variable interest entities. Therefore, the Company has not consolidated any of its joint venture agreements pursuant to the requirements of FIN 46R. The Company has evaluated its land option contracts and determined that it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the land subject to the option contracts, for those land option contracts for which the Company is the primary beneficiary, the Company is required to consolidate the land subject to the option contracts. The consolidation of the land subject to these option contracts had the effect of increasing real estate inventories by $14.5 million with a corresponding increase to accrued liabilities in the accompanying balance sheet as of June 30, 2004. The liabilities represent the difference between the exercise price of the land option contracts and the Company’s deposits. The Company’s maximum exposure to loss on the consolidated $14.5 million of land is limited to letters of credit of approximately $6.2 million at June 30, 2004.

The Company has evaluated its interests in Alliance Title Agency, Ltd. (“Alliance”) and, based on this evaluation, the Company consolidated Alliance effective January 1, 2004. There were assets of $1.4 million related to Alliance included in the Consolidated Balance Sheets at June 30, 2004. The Company’s maximum exposure to loss in this entity is limited to the amount invested, which is approximately $200,000 at June 30, 2004. Alliance is an Ohio limited liability company of which the Company owns 49.9%, the maximum allowable under Ohio law, and provides title insurance for most of the Company’s home closings in Ohio.

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

Net income for the three months ended June 30, 2004 was $6.6 million compared to $8.2 million for the three months ended June 30, 2003, a decrease of 19.2%. Diluted earnings per share were $0.81 for the second quarter of 2004 compared to $1.02 per diluted share for the second quarter of 2003.

Our second quarter 2004 revenues increased by $8.2 million to $148.2 million from $140.0 million for the second quarter of 2003. This increase was due to the closing of 14 more homes and a higher average delivery price in the second quarter of 2004 than during the second quarter of the previous year. The average delivery price of homes during the second quarter of 2004 increased 4.7% to approximately $187,700 from $179,300 during the second quarter of 2003. This increase in the average delivery price was primarily due to increases across most product lines. Gross profit margin declined 1.8% to 22.1% from 23.9% principally due to increased building material costs offset by a reduction in warranty expense.

Selling, general and administrative expenses increased $2.5 million for the second quarter of 2004 to $20.1 million from $17.6 million for the second quarter of 2003. This increase was principally due to investments in personnel and other expenses of approximately $1.3 million related to our plans for growth, which include the start-up of our Lexington, Kentucky division and expansion of services offered by our mortgage financing services subsidiary. Also included in second quarter 2004 selling, general and administrative expenses are costs associated with the testing and documentation required by the Sarbanes-Oxley Act and the replacement of our Chief Financial Officer.

During the second quarter of 2004, we sold 510 homes representing a sales value of $98.9 million, compared to 904 homes, representing a sales value of $161.0 million during second quarter of 2003. Sale of homes declined in the second quarter of 2004 due to higher mortgage interest rates that led to a reduction in traffic, delays in buying decisions, difficulties in the financial qualification of buyers and higher cancellation rates. The contract cancellation rate for the first six months of 2004 was 33% compared to 22% during the same period in 2003.

Our backlog on June 30, 2004 contained 1,067 contracts with a sales value of $216.4 million, compared to a backlog of 1,452 contracts with a sales value of $269.5 million on June 30, 2003. The average price of homes in backlog on June 30, 2004 was approximately $202,800 compared to $185,600 on June 30, 2003. This increase is due to the Celebration Series homes constituting a greater percentage of homes in backlog.

On June 30, 2004, we increased the maximum amount of our unsecured credit facility from $250 million to $300 million in order to support our growth plans, which now include increasing our number of communities by 15% to 20% during 2004 rather than our previously announced growth plans for up to a 35% increase in communities. The decision to modify our original growth plan was based on lower than anticipated sales of homes during the second quarter of 2004 and delays in receiving regulatory approvals to develop new communities. For the six months ended June 30, 2004 we increased our investment in land and land development $70.2 million.

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

Three Months Ended	Revenues (in thousands)	Sales Contracts[1] (in units)	Closings (in units)	Backlog At Period End (in units)
Sept. 30, 2002	$139,360	605	724	1,035
Dec. 31, 2002	$120,806	630	647	1,018
Mar. 31, 2003	$103,985	863	569	1,312
June 30, 2003	$139,974	904	764	1,452
Sept. 30, 2003	$153,188	718	844	1,326
Dec. 31, 2003	$166,317	586	893	1,019
Mar. 31, 2004	$115,672	950	634	1,335
June 30, 2004	$148,181	510	778	1,067

[1]	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Financial Data
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	77.9	76.1	76.9	76.1

Gross profit	22.1	23.9	23.1	23.9
Selling, general and administrative	13.6	12.6	14.7	13.5

Income from operations	8.5	11.3	8.4	10.4
Interest expense	1.4	1.5	1.4	1.5

Income before income taxes	7.1	9.8	7.0	8.9
Provision for income taxes	2.6	3.9	2.6	3.5

Net income	4.5%	5.9%	4.4%	5.4%

Operating Data
Homes:
Sales contracts, net of cancellations	510	904	1,460	1,767
Closings	778	764	1,412	1,333
Backlog at period end	1,067	1,452	1,067	1,452
Average sales price of homes closed during the period (in thousands)	$188	$179	$184	$179
Average sales value of homes in backlog at period end (in thousands)	$203	$186	$203	$186
Aggregate sales value of homes in backlog at period end (in thousands)	$216,407	$269,470	$216,407	$269,470

We include a home in “sales contracts” for purposes of the foregoing table when a home buyer signs our standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing or for the sale of an existing home, or both. We recognize revenue and cost of real estate sold at the time of closing. “Closings” or “deliveries” occur when we deliver the unrecorded deed to the home buyer and we receive payment for the home. We include a home in “backlog” when a home buyer signs our standard sales contract, but the closing has not occurred as of the end of the period.

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

Second Quarter 2004 Compared to Second Quarter 2003

Revenues. Our revenues for the second quarter of 2004 increased by 5.9% to $148.2 million from the delivery of 778 homes compared to revenues for the second quarter of 2003 of $140.0 million from the delivery of 764 homes. Revenues increased due to the delivery of 14 additional homes and a 4.7% increase in the average price of delivered homes, which increased to $187,700 from $179,300.

Included in revenues are other revenues, consisting principally of fees from our mortgage financing services subsidiary. These other revenues amounted to $2.1 million for the second quarter of 2004 and $3.0 million for the second quarter of 2003.

Gross Profit. Our gross profit margin for the second quarter of 2004 decreased by 1.8% to 22.1% from 23.9% for the second quarter of 2003. This decrease was principally due to increases in building material costs offset by a reduction in warranty expense.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the second quarter of 2004 increased 14.1% to $20.1 million from $17.6 million for the second quarter of 2003. This increase was primarily due to investments in personnel and other expenses of approximately $1.3 million that were incurred to increase the number of communities in Central Ohio and Louisville, Kentucky, to start-up the Lexington, Kentucky market and to expand the services offered by our mortgage financing services subsidiary. In addition, we incurred costs for testing and documentation required by the Sarbanes-Oxley Act and the replacement of our Chief Financial Officer.

Interest Expense. Our interest expense was $2.2 million for the second quarter of 2004 compared to $2.1 million for the second quarter of 2003. The average borrowings under our bank credit facility (the “Facility”) increased to $204.3 million for the second quarter of 2004 compared to $110.0 million for the second quarter of 2003. The weighted average rate of interest on total borrowings decreased to 4.4% for the second quarter of 2004 compared to 6.0% for the second quarter of 2003.

Provision for Income Taxes. Our income tax expense for the second quarter of 2004 decreased to $3.9 million from $5.5 million for the second quarter of 2003. Our estimated annual effective tax rate used to determine tax expense decreased to 36.7% from 40.2% as a result of expected benefits from tax planning strategies. We anticipate the effective tax rate to approximate 40% during the third and fourth quarter of 2004.

First Six Months 2004 Compared to First Six Months 2003

Revenues. Our revenues for the first six months of 2004 increased by 8.2% to $263.9 million from the delivery of 1,412 homes, compared to revenues for the first six months of 2003 of $244.0 million from the delivery of 1,333 homes. The increase in revenues was primarily due to the delivery of 79 additional homes during the first six months of 2004 and an increase in the average price of delivered homes to approximately $184,000 from $179,100 during the first six months of 2003.

Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary. These other revenues amounted to $4.2 million during the first six months of 2004 compared to $5.2 million for the first six months of 2003.

Gross Profit. Our gross profit margin for the first six months of 2004 decreased by 0.8% to 23.1% from 23.9% for the first six months of 2003. This decrease was primarily due to increased building material costs effect by a reduction in warranty expense.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first six months of 2004 increased by 17.6% to $38.8 million from $33.0 million. This $5.8 million increase was due to the increased variable expense associated with delivering more homes, investments in personnel and other expenses that were incurred to increase the number of communities in Central Ohio and Louisville, Kentucky, the start-up of our Lexington, Kentucky market, the expansion of our mortgage financing services subsidiary, testing and documentation required by the Sarbanes-Oxley Act and the replacement of our Chief Financial Officer.

Interest Expense. Our interest expense for the first six months of 2004 increased to $3.8 million from $3.7 million for the first six months of 2003. The average borrowing under the Facility increased to $177.5 million for the first six months of 2004 from $108.3 million for the first six months of 2003. The weighted average rate of interest on total borrowings for the first six months of 2004 was 4.7% compared to 6.1% for the first six months of 2003.

Provision for Income Taxes. Our income tax expense for the first six months of 2004 decreased to $6.7 million from $8.6 million for the first six months of 2003. Our estimated effective tax rate decreased to 36.6% for the first six months of 2004 from 39.8% for the first six months of 2003 as a result of expected tax benefits from tax planning strategies.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund operations and investment in land. We expect the cash flow from sales in backlog and funds from the Facility to allow us to meet the short-term cash obligations of the Company. The primary reasons that we could require additional capital are expansion in existing markets, expansion into new markets, expansion of our mortgage financing services subsidiary, or purchase of a homebuilding company. We believe the current borrowing capacity and anticipated cash flows from operations are sufficient to meet the liquidity needs of the Company for the foreseeable future.

Sources and Uses of Cash for the First Six Months of 2004 Compared to the First Six Months of 2003

During the first six months of 2004, we generated $20.6 million of cash flow from operations before expenditures on real estate inventories of $97.5 million. The $97.5 million increase in real estate inventories consisted of a $72.4 million increase in land and land development and other costs and an increase of $25.1 million in homes under construction. We invested significantly in land and land development to expand our presence in Central Ohio and Louisville, Kentucky and to enter the Lexington, Kentucky market. We used cash from operations together with borrowings under our Facility to finance the increase in real estate inventories.

During the first six months of 2003, we generated $18.1 million of cash flow from operations before expenditures on real estate inventories. Real estate inventories increased $18.2 million because we invested $23.6 million in homes under construction while reducing land and land development inventories by $5.4 million. We also utilized $4.3 million of cash to fund the construction of our new office building, to purchase other property and equipment and to repurchase common shares valued at $1.8 million. Proceeds from our bank credit facility were used to finance our cash requirements.

Real Estate Inventories

We develop approximately 90% of the communities in which we build homes and generally do not purchase land for resale. We attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next three to six years. At June 30, 2004, we owned lots or land that we estimate could be developed into 14,178 lots, including 2,777 lots in Kentucky. During the first six months of 2004, we exercised options to purchase lots or unimproved land that could be developed into 5,917 lots, including 1,494 lots in Kentucky.

At June 30, 2004, we controlled, through option agreements or contingent contracts, land that we estimate could be developed into 7,749 additional lots, including 112 lots in Kentucky. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we potentially may control. The option agreements that we determined were more than likely to have contingencies that will be satisfied expire at various dates through 2009. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

Our real estate inventories at June 30, 2004 were $425.2 million, consisting of $275.7 million of land and land under development, $142.4 million of homes under construction and other inventories of $7.1 million.

The following table sets forth our land inventory as of June 30, 2004:

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Owned by the Company:
Ohio	1,213	2,187	8,001	11,401
Kentucky	298	699	1,780	2,777
Controlled by the Company(1):
Ohio			7,637	7,637
Kentucky			112	112

	1,511	2,886	17,530	21,927

[1]	Includes only those lots for which we had determined, as of June 30, 2004, that the purchase contingencies are reasonably likely to be satisfied.

On June 30, 2004, we had 290 single-family inventory homes in various stages of construction, representing an aggregate investment of $29.2 million, compared to 188 inventory homes in various stages of construction, representing an aggregate investment of $12.7 million on June 30, 2003. This increase was due to not selling as many homes as expected during the second quarter of 2004 and the higher contract cancellation rate experienced during the same period. We do not include inventory homes in sales or backlog.

Contractual Obligations

Note Payable Banks. On December 3, 2003, we entered into a Second Amended and Restated $250.0 million Senior Unsecured Revolving Credit Facility (the “Facility”) that terminates on May 31, 2007 unless extended by mutual agreement. On June 30, 2004, we amended the Facility to increase the maximum lending amount from $250.0 million to $300.0 million. For a more detailed description of the Facility, including restrictions on our business activities, see Note 7, Note Payable, Banks, to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a variable margin that ranges from 1.75% to 2.5%, is based on our interest coverage ratio and is determined quarterly. At June 30, 2004, we had fixed the interest rate on $120 million of our borrowings under the Facility by entering into interest rate swap contracts. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

As of June 30, 2004, we were in compliance with the Facility covenants and had $58.5 million available under the Facility, after adjustment for borrowing base limitations and giving effect to the increased lending amount described above. Borrowing availability under the Facility could increase, depending on our use of the proceeds from borrowings under the Facility.

Seller Financing. We hold land for development that was partially financed with seller provided term debt with an outstanding balance of $7.8 million at June 30, 2004. We expect to repay this debt during 2004.

Capital and Operating Leases. We believe the best use of our Facility is to finance direct investments in our homebuilding operations. Assets that support our homebuilding operations are generally financed through capital and operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our balance sheet, or an operating lease, in which case the asset and obligation is not included on our balance sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were $1.7 million at June 30, 2004. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was $14.3 million at June 30, 2004. For further information on our leases, see Note 9, Operating Lease Commitments and Note 12, Related Party Transactions, to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Land Purchase Commitments. On June 30, 2004, we had commitments to purchase residential lots and unimproved land at an aggregate cost of $972,000, net of approximately $50,000 in good faith deposits. We intend to purchase this land within the next year.

The following is a summary of our contractual obligations at June 30, 2004 (in thousands):

	Payments Due by Period
Term obligations:	Total	Less than 1 year	1 – 3 years	4 –5 years	After 5 years
Note payable, banks	$212,625		$212,625
Term debt	7,827	$3,444	3,458	$925
Capital lease obligations	1,717	1,368	349
Operating leases	14,288	3,069	3,924	1,967	$5,328
Land purchase commitments	972	972

Total contractual cash obligations	$237,429	$8,853	$220,356	$2,892	$5,328

Off Balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are liable for performance bonds of $47.4 million and irrevocable letters of credit of $7.1 million at June 30, 2004. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. We selectively enter into joint ventures with other homebuilders to own and develop communities. The participants in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs of the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of June 30, 2004, we were party to one joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture’s loan agreement up to $1.2 million, representing our one-half interest. At June 30, 2004, however, the joint venture had no loans outstanding under this loan agreement.

Under certain circumstances, joint ventures may qualify as variable interest entities that are required to be consolidated with our financial statements. We have evaluated all of our existing joint venture agreements and we have determined that none of our joint ventures are variable interest entities.

We continually evaluate our land option and contingent purchase contracts to purchase unimproved land and developed lots. Cancelable obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts are contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. On June 30, 2004, we had $91.2 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will execute the land or lot purchase. Our combined good faith deposits and letters of credit on these contracts were $8.1 million at June 30, 2004. Assuming that the contingencies are actually satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under our Facility. We are in the process of evaluating an additional $119.0 million of cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will execute the land or lot purchase. On June 30, 2004, good faith deposits on these contracts were $2.4 million.

We have also evaluated our land option contracts in order to determine if we are the primary beneficiary of these contracts. We have determined that we are the primary beneficiary of certain of these contracts. Although we do not have legal title to the land subject to the option contracts, for those option contracts for which we are the primary beneficiary, we are required to consolidate in the financial statements the land subject to the option contracts. The consolidation of the land subject to these option contracts had the effect of increasing real estate inventories by $14.5 million with a corresponding increase to accrued liabilities in the accompanying balance sheet as of June 30, 2004. The liabilities represent the difference between the exercise price of the land option contracts and our deposits.

We own a 49.9% interest in a title insurance agency, Alliance Title Agency, Ltd. (“Alliance”), which provides title insurance for most of our home deliveries in Ohio. Our maximum exposure to loss in Alliance is limited to the amount invested, which is approximately $200,000 at June 30, 2004. We have determined that Alliance is a variable interest entity and have consolidated Alliance effective January 1, 2004.

In 1997, we entered into an agreement with an unaffiliated third party to sell and lease back certain model homes. At June 30, 2004, we had six model homes subject to month-to-month leases under this agreement. We have determined that these leases are not with a variable interest entity and rental obligations are properly classified as operating leases in our schedule of contractual obligations.

The following is a summary of our commercial commitments under off balance sheet arrangements at June 30, 2004 (in thousands):

	Amount of Commitment Expiration Per Period
Commercial commitments:	Total Amounts Committed	Less than 1 year	1 –3 years	4 –5 years	After 5 years
Letters of credit	$7,062	$3,309	$3,753
Performance bonds	47,403	32,918	14,000	$485
Cancelable land contracts	91,171	23,142	54,913	6,868	$6,248

Total commercial commitments	$145,636	$59,369	$72,666	$7,353	$6,248

Alliance Title Agency

Alliance is an Ohio limited liability company which is licensed under Ohio insurance laws to conduct a title insurance agency business in Ohio. Alliance provides title insurance and other closing related services for most of the Company’s home closings in Central Ohio. As of December 31, 2003, the Company owned 49.9% of the membership interests in Alliance, the maximum percentage allowable under Ohio law, and CC, I Ltd. (“CCI”), an Ohio limited liability company owned by Denis G. Connor and Chicago Title Agency of Central Ohio, Inc., owned the remaining 50.1%. Effective January 1, 2004, the Company assigned and contributed a 30.1% membership interest in Alliance to the Dominion Homes – Borror Family Foundation (the “Foundation”), an Ohio nonprofit corporation formed by the Company, and simultaneously exercised its right to purchase a 30.1% membership interest in Alliance from CCI at a cost of $11,667 which was determined in accordance with an existing operating agreement between the parties. After the completion of these transactions, the membership interests of Alliance are owned as follows: 49.9% by the Company (the maximum ownership interest allowed under Ohio law); 20.0% by CCI; and 30.1% by the Foundation.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), which requires existing unconsolidated variable interest entities acquired before February 1, 2003 to be consolidated by their primary beneficiaries, if the entities do not effectively disperse risks among the parties involved. Our adoption of this pronouncement is discussed under the heading “Off Balance Sheet Arrangements” contained herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2004, we were a party to eleven interest rate swap contracts with an aggregate notional amount of $120 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. Our intention is to maintain approximately 50% of our debt on a fixed interest rate basis. At any time, this percentage may be more or less depending on specific circumstances. At June 30, 2004, our level of the fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was approximately 56.4% of total borrowings under the Facility. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Effective Date	Maturity Date	Fixed Rate
$10 million	Sept. 12, 2001	Sept. 12, 2004	4.54%
$20 million	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10 million	Oct. 23, 2002	Oct. 4, 2005	3.16%
$10 million	Oct. 24, 2003	Oct. 2, 2006	2.85%
$10 million	Oct. 24, 2003	Jan. 2, 2007	2.87%
$10 million	Mar. 30, 2004	Apr. 2, 2007	2.47%
$10 million	Mar. 30, 2004	Apr. 2, 2007	2.51%
$10 million	May 7, 2004	Apr. 2, 2007	3.30%
$10 million	May 7, 2004	Apr. 2, 2007	3.30%
$10 million	May 9, 2003	April 3, 2008	3.01%
$10 million	May 9, 2003	May 3, 2008	3.04%

The following table presents descriptions of the financial instruments and derivative instruments that we held at June 30, 2004. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on the $120 million of variable rate liabilities that are subject to interest rate derivatives are the contractual average pay rate plus the variable margin, which was 1.75% for the six months ended June 30, 2004 and 2003. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at June 30, 2004 and 2003 was $212.6 million and $118.0 million, respectively. During the six months ended June 30, 2004, the fair value of the interest rate contracts increased by $2.7 million, increasing the fair value of the interest rate contracts at June 30, 2004 to $844,000 from a loss of $1.9 million at December 31, 2003. We do not expect the gain to be realized because we expect to retain the swap contracts to maturity. All dollar amounts are in thousands.

					TOTAL
	2004	2005	2006	2007	2004	2003
Liabilities
Variable rate				$212,625	$212,625	$118,036
Average interest rate					4.42%	6.00%

Interest-Rate Derivatives
Notional amount	$120,000	$110,000	$80,000	$70,000	$120,000	$90,000
Average pay rate	3.33%	3.21%	2.91%	2.92%	3.33%	4.35%
Average receive rate	1.13%	1.13%	1.13%	1.13%	1.13%	1.28%

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

In addition, no change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of our management, there are no currently pending proceedings that will have a material adverse effect on our financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2004	1,035	(1)	$30.90	None	N/A
February 1 - February 29, 2004	None		N/A	None	N/A
March 1 - March 31, 2004	None		N/A	None	N/A
April 1 - April 30, 2004	None		N/A	None	N/A
May 1 - May 31, 2004	None		N/A	None	N/A
June 1 - June 30, 2004	None		N/A	None	N/A

(1)	1,035 common shares were tendered to the Company by an employee to pay the exercise price of a stock option.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	On May 12, 2004, the Company held its Annual Meeting of Shareholders.

(b)	See paragraph (c) below.

(c)	At the Annual Meeting, the Company’s shareholders elected one Class I Director and five Class II Directors to the Board of Directors by the following vote:

Director Nominees	Class	Shares Voted For	Shares Withheld
David Blom	I	7,657,500	7,552
David S. Borror	II	7,658,020	7,032
Donald A. Borror	II	7,658,100	6,952
R. Andrew Johnson	II	7,657,500	7,552
Gerald E. Mayo	II	7,657,550	7,502
Carl A. Nelson, Jr.	II	7,658,100	6,952

The term of office of the Company’s Class I Directors, Douglas G. Borror, Jon M. Donnell, Zuheir Sofia, and C. Ronald Tilley, continued after the Annual Meeting.

At the Annual Meeting, the Company’s shareholders also approved the Amended and Restated 2003 Stock Option and Incentive Equity Plan by the following vote:

Shares Voted For	Shares Voted Against	Shares Abstaining
6,734,753	46,068	1,612

(d)	Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibits filed with this Quarterly Report on Form 10-Q are attached hereto. For a list of our exhibits, see “Index to Exhibits” (following the signature page).

(b)	Reports on Form 8-K.

We filed the following current reports on Form 8-K during the three months ended June 30, 2004:

(1) Form 8-K dated April 7, 2004 - On April 7, 2004, the Company announced its sales and closings for the first quarter ended March 31, 2004. A copy of the Company’s press release announcing those results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.) and under Item 12.

(2) Form 8-K dated May 3, 2004 - On May 3, 2004, the Company issued a press release announcing its financial results for the first quarter ended March 31, 2004. A copy of the Company’s press release announcing those results was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.) and under Item 12.

(3) Form 8-K dated June 7, 2004 - On June 7, 2004, the Company issued a press release regarding its sales expectations for the second quarter of 2004. A copy of the Company’s press release announcing those expectations was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.).

(4) Form 8-K dated June 21, 2004 - On June 21, 2004, the Company issued a press release regarding the Company’s hiring of a new Senior Vice President and Chief Financial Officer. A copy of the Company’s press release regarding this announcement was furnished under Item 9 in accordance with the provisions of Regulation FD (17 CFR §§ 243.100 et seq.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION HOMES, INC.
(Registrant)

Date: August 9, 2004	By:	/s/ Douglas G. Borror
Douglas G. Borror
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004	By:	/s/ Jon M. Donnell
Jon M. Donnell
President and Chief Operating Officer
(Principal Financial Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 of the Company’s Form 8-A/A file April 30, 2003 (File No. 0-23270)

10.1	Stock Option Agreement dated May 13, 2004 between Dominion Homes, Inc. and Zuheir Sofia (which agreement is the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo, C. Ronald Tilley, Carl A. Nelson, Jr., R. Andrew Johnson and David Blom).	Filed herewith.

10.2	Stock Option Agreement dated June 25, 2004 between Dominion Homes, Inc. and Terrence R. Thomas.	Filed herewith.

10.3	Restricted Stock Agreement dated June 25, 2004 between Dominion Homes, Inc. and Terrence R. Thomas.	Filed herewith.

10.4	Dominion Homes, Inc. Amended and Restated 2003 Stock Option and Incentive Equity Plan.	Filed herewith.

10.5	Dominion Homes, Inc. Amended and Restated Supplemental Executive Retirement Plan.	Filed herewith.

10.6	Dominion Homes, Inc. Amended and Restated Incentive Growth Plan.	Filed herewith.

10.7	Amendment No. 1 to Second Amended and Restated Credit Agreement dated June 30, 2004 among Dominion Homes, Inc., The Huntington National Bank, Administrative Agent, and the Lenders listed therein.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.