Form 10-Q
period 2004-09-30
DOMINION HOMES INC
filed 2004-11-09
CIK 917857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Number of common shares outstanding as of November 9, 2004: 8,206,515

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	September 30, 2004 (unaudited)	December 31, 2003
Assets
Cash and cash equivalents	$7,757	$5,025
Accounts receivable
Trade	955	217
Due from financial institutions for residential closings	3,045	2,316
Real estate inventories
Land and land development costs	302,296	205,543
Homes under construction	108,330	117,319
Other	4,820	3,947

Total real estate inventories	415,446	326,809

Prepaid expenses and other	6,376	7,220
Deferred income taxes	3,374	5,781
Property and equipment, at cost	19,689	18,538
Less accumulated depreciation	(11,677)	(9,764)

Net property and equipment	8,012	8,774

Total assets	$444,965	$356,142

Liabilities and Shareholders’ Equity
Accounts payable	$16,524	$17,765
Deposits on homes under contract	1,386	2,034
Accrued liabilities	39,611	30,104
Note payable, banks	190,801	129,220
Term debt	8,951	10,958

Total liabilities	257,273	190,081

Commitments and contingencies

Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,497,061 shares issued and 8,266,515 shares outstanding on September 30, 2004 and 8,430,761 shares issued and 8,211,250 shares outstanding on December 31, 2003	66,091	66,890
Deferred compensation	(2,891)	(5,107)
Retained earnings	127,443	108,264
Accumulated other comprehensive loss	(65)	(1,132)
Treasury stock, at cost (230,546 shares at September 30, 2004 and 219,511 shares at December 31, 2003)	(2,886)	(2,854)

Total shareholders’ equity	187,692	166,061

Total liabilities and shareholders’ equity	$444,965	$356,142

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$162,623	$153,188	$426,476	$397,147
Cost of real estate sold	126,383	116,491	329,232	302,055

Gross profit	36,240	36,697	97,244	95,092
Selling, general and administrative	20,972	19,434	59,769	52,414

Income from operations	15,268	17,263	37,475	42,678
Interest expense	2,389	1,984	6,180	5,730

Income before income taxes	12,879	15,279	31,295	36,948

Provision for income taxes	5,377	6,142	12,116	14,758

Net income	$7,502	$9,137	$19,179	$22,190

Earnings per share
Basic	$0.94	$1.16	$2.40	$2.80

Diluted	$0.91	$1.13	$2.34	$2.74

Weighted average shares outstanding
Basic	8,008,556	7,905,076	7,981,174	7,927,934

Diluted	8,222,127	8,083,986	8,178,974	8,095,492

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

		Deferred Compensation			Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Common Shares	Liability	Trust Shares	Retained Earnings
Balance, December 31, 2003	$66,890	$(3,873)	$(1,234)	$108,264	$(1,132)	$(2,854)	$166,061
Net income				19,179			19,179
Unrealized hedging gain, net of deferred taxes of $711					1,067		1,067

Comprehensive income							20,246
Shares awarded and redeemed	(799)	1,215					416
Shares distributed from Trust for deferred compensation		(233)	233				—
Shares repurchased						(32)	(32)
Deferred compensation		1,164	(163)				1,001

Balance, September 30, 2004	$66,091	$(1,727)	$(1,164)	$127,443	$(65)	$(2,886)	$187,692

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$19,179	$22,190
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,266	2,934
Issuance of common shares for compensation	78	59
Reserve for real estate inventories	—	360
Deferred income taxes	3,118	(135)
Changes in assets and liabilities:
Accounts receivable	(1,467)	(1,152)
Real estate inventories	(87,727)	(38,753)
Prepaid expenses and other	698	(1,397)
Accounts payable	(1,241)	11,600
Deposits on homes under contract	(648)	316
Accrued liabilities	9,914	80

Net cash used in operating activities	(54,830)	(3,898)

Cash flows from investing activities:
Purchase of property and equipment	(1,158)	(6,018)

Net cash used in investing activities	(1,158)	(6,018)

Cash flows from financing activities:
Payments on note payable banks	(348,260)	(322,951)
Proceeds from note payable banks	409,841	336,901
Payments on term debt	(1,837)	(892)
Payments on deferred financing fees	(250)	(188)
Payments on capital lease obligations	(1,080)	(1,014)
Proceeds from issuance of common shares	338	43
Common shares purchased or redeemed	(32)	(1,834)

Net cash provided by financing activities	58,720	10,065

Net change in cash and cash equivalents	2,732	149
Cash and cash equivalents, beginning of period	5,025	4,121

Cash and cash equivalents, end of period	$7,757	$4,270

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$1,810	$1,908

Income taxes paid	$13,654	$17,764

Land acquired by seller financing	$910	$1,870

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full year.

2. Stock-Based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the Company’s stock option awards are granted at prices not less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards. Compensation expense related to restricted share awards is determined at the date of grant, recorded as unearned compensation expense, updated periodically for changes in fair value and amortized over the vesting period of the awarded shares. The unearned compensation expense related to such awards was $3.2 million at September 30, 2004 and is reflected as a reduction of shareholders’ equity.

Had compensation cost for stock options been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share for the three months and nine months ended September 30, would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$7,502,000	$9,137,000	$19,179,000	$22,190,000
Add stock based compensation expense included in reported net income, net of related tax effects	208,000	102,000	563,000	415,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(281,000)	(149,000)	(926,000)	(642,000)

Pro forma net income	$7,429,000	$9,090,000	$18,816,000	$21,963,000

Earnings per share
Basic as reported	$0.94	$1.16	$2.40	$2.80
Basic pro forma	$0.93	$1.15	$2.36	$2.77
Diluted as reported	$0.91	$1.13	$2.34	$2.74
Diluted pro forma	$0.90	$1.13	$2.30	$2.71

Stock options granted during period	—	105,000	35,000	117,500

3. Capitalized Interest

The Company capitalizes the cost of interest related to: (1) construction costs incurred during the construction period of homes and (2) costs incurred while developing land. Capitalized interest related to the construction costs of homes and land development is included in interest expense in the period in which the home is closed. Capitalized interest related to land under development and construction in progress was $3.9 million and $3.4 million at September 30, 2004 and 2003, respectively. The summary of total interest is as follows:

	Three Months Ended September		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest incurred	$2,387,000	$1,808,000	$6,844,000	$5,613,000
Interest capitalized	(1,279,000)	(1,103,000)	(3,909,000)	(3,699,000)

Interest expensed directly	1,108,000	705,000	2,935,000	1,914,000

Previously capitalized interest charged to interest expense	1,281,000	1,279,000	3,245,000	3,816,000

Total interest expense	$2,389,000	$1,984,000	$6,180,000	$5,730,000

4. Note Payable, Banks

On June 30, 2004, the Company amended the Second Amended and Restated Credit Agreement, which evidences its Senior Unsecured Revolving Credit Facility (the “Facility”) to increase the maximum lending amount from $250.0 million to $300.0 million. No other changes were made to the Facility. The Facility terminates on May 31, 2007 unless extended by mutual agreement. See Note 7, Note Payable, Banks, to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As of September 30, 2004, the Company was in compliance with the Facility covenants and had $60.8 million available under the Facility, after adjustment for borrowing base limitations and giving effect to the increased lending amount described above. Borrowing availability under the Facility could increase depending on the Company’s utilization of the proceeds of borrowings under the Facility.

5. Derivative Instruments and Hedging Activities

The Facility provides for a variable rate of interest on borrowings. The variable rate is the three month LIBOR rate plus a variable margin rate that ranges from 1.75% to 2.5% and is based on the Company’s interest coverage ratio. The margin rate was 1.75% for the three months ended September 30, 2004. In order to reduce exposure to increasing interest rates, the Company has entered into interest rate swap contracts that fix the interest rate on a portion of the borrowings under the Facility. The Company has designated the swap contracts as cash flow hedges as described in Note 10, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. At September 30, 2004, the Company had fixed the interest rate on $130 million of borrowings with interest rates that range between 2.5% and 5.6%, plus the variable margin rate. The interest rate swaps mature between January 12, 2005 and September 9, 2008. The related fair value of the interest rate swaps at September 30, 2004, was a loss of approximately $109,000 which is recorded through other comprehensive income. The weighted average interest rates for borrowings under the Facility for the three months ended September 30, 2004 and 2003 were 4.7% and 6.2%, respectively. These rates include the cost of the interest rate swaps.

6. Earnings per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares - basic	8,008,556	7,905,076	7,981,174	7,927,934
Common share equivalents	213,571	178,910	197,800	167,558

Weighted average shares - diluted	8,222,127	8,083,986	8,178,974	8,095,492

7. Warranty Costs

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience.

A reconciliation of the changes in the warranty liability for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at the beginning of the period	$3,186,000	$3,976,000	$3,990,000	$3,998,000
Accruals for warranties issued during the period	514,000	494,000	1,348,000	1,338,000
Accruals related to pre-existing warranties (including changes in estimates)	260,000	300,000	(441,000)	613,000
Settlements made (in cash or in kind) during the period	(822,000)	(857,000)	(1,759,000)	(2,036,000)

Balance at the end of the period	$3,138,000	$3,913,000	$3,138,000	$3,913,000

8. Income Taxes

The Company provides for income taxes in interim periods based on its annual effective tax rate. The estimated annual effective tax rate used to determine the tax expense was 41.8% for the third quarter of 2004 and 40.2% for the third quarter of 2003.

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

The Company has evaluated all of its existing joint venture agreements, and has determined that none of the joint ventures are variable interest entities. Therefore, the Company has not consolidated any of its joint venture agreements pursuant to the requirements of FIN 46R. The Company has evaluated its land option contracts and determined that it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the land subject to the option contracts, for those land option contracts for which the Company is the primary beneficiary, the Company is required to consolidate the land subject to the option contracts. The consolidation of the land subject to these option contracts had the effect of increasing real estate inventories by $11.9 million with a corresponding increase to accrued liabilities in the accompanying balance sheet as of September 30, 2004. The liabilities represent the difference between the exercise price of the land option contracts and the Company’s deposits. The Company’s maximum exposure to loss on the consolidated $11.9 million of land is limited to letters of credit of approximately $6.2 million at September 30, 2004.

The Company has evaluated its interests in Alliance Title Agency, Ltd. (“Alliance”) and, based on this evaluation, the Company consolidated Alliance effective January 1, 2004. There were assets of $768,000 related to Alliance included in the Consolidated Balance Sheets at September 30, 2004. The Company’s maximum exposure to loss in this entity is limited to the amount invested, which is approximately $227,000 at September 30, 2004. Alliance is an Ohio limited liability company of which the Company owns 49.9%, the maximum allowable under Ohio law, and provides title insurance for most of the Company’s home closings in Ohio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading builder of high-quality homes in Central Ohio (the Columbus Metropolitan Statistical Area), Louisville, Kentucky and Lexington, Kentucky. Our customer-driven focus targets entry-level and move-up buyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to more than $350,000 and in size from approximately 1,000 to 3,500 square feet. We believe our success has resulted, in part, from our ability to provide a wide-range of communities and home designs that entry-level and move-up buyers find appealing and can afford.

On October 14, 2004, our President and Chief Operating Officer, Jon M. Donnell, resigned effective October 31, 2004 in order to pursue other opportunities. On November 1, 2004 our Chairman and Chief Executive Officer, Douglas G. Borror, assumed the title of President. There are currently no plans to replace Mr. Donnell, who served the Company well over the last nine and a half years.

Our third quarter 2004 revenues increased 6% to $162.6 million from $153.2 million for the third quarter of 2003. Higher costs of real estate sold and increased selling, general and administrative expenses offset the third quarter 2004 sales gain, resulting in an 18% decline in net income to $7.5 million, compared to the third quarter 2003 net income of $9.1 million. Diluted earnings per share decreased 19% to $0.91 for the third quarter of 2004 compared to $1.13 per diluted share for the third quarter of 2003.

The increase in revenues was due to an 11%, or $18,700, increase in the average price of homes delivered, offset by the delivery of 24 fewer homes. This increase in the average delivery price was primarily due to delivering more of our larger, more expensive Tradition Series of homes compared to the same period the previous year. Third quarter 2004 revenues also include $3.5 million from the sale of 21 model homes that we leased back for use as sales models. There were no model homes sold and leased back for use as sales models during the third quarter of 2003. Gross profit margin declined to 22.3% from 24.0% principally due to higher building material costs and financial incentives to reduce the number of inventory homes. Our investment in inventory homes at September 30, 2004 has been reduced to 219 homes, with an aggregate investment of $20.0 million, from 290 homes, with an aggregate investment of $29.2 million, on June 30, 2004.

Selling, general and administrative expenses increased $1.6 million for the third quarter of 2004 to $21.0 million from $19.4 million for the third quarter of 2003, and remained approximately the same as a percentage of revenues compared to the third quarter of 2003. This increase was principally due to additional expenses associated with the growth in the number of our communities, the expansion of our mortgage financing services subsidiary and costs associated with the testing and documentation of internal controls required by the Sarbanes-Oxley Act.

Sales demand in the Midwest region slowed in recent months and, as a result, our third quarter 2004 homes sales are down 16.7% compared to the same quarter homes sales the previous year. Our backlog on September 30, 2004 represented 36.3% fewer sales contracts than at September 30, 2003, however, the average sales price of homes in backlog increased 3.7% over the prior year’s. We are evaluating our cost structure and land position to adapt to lower expected revenues in future periods.

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

Seasonality and Variability in Quarterly Results

Historically, we have experienced significant seasonality and quarter-to-quarter variability in our homebuilding activity. Typically, closings and related revenues increase in the second half of the year. We believe this seasonality reflects the tendency of home buyers to shop for a new home in the spring with the goal of closing in the fall or winter. Weather conditions can also accelerate or delay the scheduling of closings. During 2004, we expect second half closings to be approximately the same as first half closings due to the lower number of home sales during the second and third quarters of 2004. The following table sets forth certain data for each of the last eight quarters:

Three Months Ended	Revenues (in thousands)	Sales Contracts[1] (in units)	Closings (in units)	Backlog At Period End (in units)
Dec. 31, 2002	$120,806	630	647	1,018
Mar. 31, 2003	$103,985	863	569	1,312
June 30, 2003	$139,974	904	764	1,452
Sept. 30, 2003	$153,188	718	844	1,326
Dec. 31, 2003	$166,317	586	893	1,019
Mar. 31, 2004	$115,672	950	634	1,335
June 30, 2004	$148,181	510	778	1,067
Sept. 30, 2004	$162,623	598	820	845

[1]	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Financial Data
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	77.7	76.0	77.2	76.1

Gross profit	22.3	24.0	22.8	23.9
Selling, general and administrative	12.9	12.7	14.0	13.2

Income from operations	9.4	11.3	8.8	10.7
Interest expense	1.5	1.3	1.4	1.4

Income before income taxes	7.9	10.0	7.4	9.3
Provision for income taxes	3.3	4.0	2.8	3.7

Net income	4.6%	6.0%	4.6%	5.6%

Operating Data
Homes:
Sales contracts, net of cancellations	598	718	2,058	2,485
Closings	820	844	2,232	2,177
Backlog at period end	845	1,326	845	1,326

Average sales price of homes closed during the period (in thousands)	$196	$178	$188	$179

Average sales value of homes in backlog at period end (in thousands)	$196	$189	$196	$189

Aggregate sales value of homes in backlog at period end (in thousands)	$166,002	$251,192	$166,002	$251,192

We include a home in “sales contracts” for purposes of the foregoing table when a home buyer signs our standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing or for the sale of an existing home, or both. We recognize revenue and cost of real estate sold at the time of closing. “Closings” or “deliveries” occur when we convey the deed to the home buyer. We include a home in “backlog” when a home buyer signs our standard sales contract, but the closing has not occurred as of the end of the period.

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

Third Quarter 2004 Compared to Third Quarter 2003

Revenues. Our revenues for the third quarter of 2004 increased by 6.2% to $162.6 million from the delivery of 820 homes compared to revenues for the third quarter of 2003 of $153.2 million from the delivery of 844 homes. Third quarter 2004 revenues include $3.5 million from the sale of 21 model homes that we leased back for use as sales models. There were no model homes sold and leased back for use as sales models during the third quarter of 2003. Revenues increased due to a 10.5% increase in the average price of delivered homes, which increased to $196,300 from $177,600, offset by the delivery of 24 fewer homes. The average price of delivered homes increased due to delivering a larger number of our more expensive Tradition Series of homes and fewer of our first-time home buyer series of homes than during the comparable quarter in 2003.

Included in revenues are other revenues, consisting principally of fees from our mortgage financing services subsidiary. These other revenues amounted to $2.5 million for the third quarter of 2004 and $3.3 million for the third quarter of 2003. The decrease in other revenues is principally due to our home buyers using a higher percentage of third party mortgage lenders during the third quarter of 2004 than the third quarter of 2003.

Gross Profit. Our gross profit margin for the third quarter of 2004 decreased to 22.3% from 24.0% for the third quarter of 2003. This margin decrease was principally due to increases in building material costs and financial incentives offered on inventory homes.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the third quarter of 2004 increased 7.9% to $21.0 million from $19.4 million for the third quarter of 2003 and represented 12.9% and 12.7%, respectively of revenues for the third quarter of 2004 and 2003. This increase was primarily due to additional expenses associated with the growth in the number of our communities, the expansion of our mortgage financing services subsidiary and costs associated with the testing and documentation of internal controls required by the Sarbanes-Oxley Act.

Interest Expense. Our interest expense was $2.4 million for the third quarter of 2004 compared to $2.0 million for the third quarter of 2003. The average borrowings under our bank credit facility (the “Facility”) increased to $194.6 million for the third quarter of 2004 compared to $111.8 million for the third quarter of 2003. Average borrowings under the Facility increased principally due to the acquisition of additional land. The weighted average rate of interest on total borrowings decreased to 4.7% for the third quarter of 2004 compared to 6.2% for the third quarter of 2003.

Provision for Income Taxes. Our income tax expense for the third quarter of 2004 decreased to $5.4 million from $6.1 million for the third quarter of 2003. Our estimated annual effective tax rate used to determine tax expense was 41.8% for the third quarter of 2004 and 40.2% for 2003.

First Nine Months 2004 Compared to First Nine Months 2003

Revenues. Our revenues for the first nine months of 2004 increased by 7.4% to $426.5 million from the delivery of 2,232 homes, compared to revenues for the first nine months of 2003 of $397.1 million from the delivery of 2,177 homes. Revenues include $3.5 million from the sale of 21 model homes that we leased back for use as sales models. There were no model homes sold and leased back for use as sales models during the third quarter of 2003. The increase in revenues was primarily due to the delivery of 55 additional homes during the first nine months of 2004 and an increase in the average price of delivered homes to approximately $188,500 from $178,500.

Included in revenues are other revenues, consisting primarily of revenues from our mortgage financing services subsidiary. These other revenues amounted to $6.7 million during the first nine months of 2004 compared to $8.5 million for the first nine months of 2003. The decrease in other revenues is principally due to our home buyers using a higher percentage of third party mortgage lenders during the first nine months of 2004 than the first nine months of 2003.

Gross Profit. Our gross profit margin for the first nine months of 2004 decreased to 22.8% from 23.9% for the first nine months of 2003. This decrease was primarily due to increased building material costs, financial incentives offered on inventory homes, offset by a reduction in warranty expense.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first nine months of 2004 increased by 14.0% to $59.8 million from $52.4 million. This $7.4 million increase was due to the increased variable expense associated with delivering more homes, investments in personnel and other expenses that were incurred to increase the number of communities in Central Ohio and Louisville, Kentucky, the start-up of our Lexington, Kentucky market, the expansion of our mortgage financing services subsidiary, testing and documentation of internal controls required by the Sarbanes-Oxley Act and the replacement of our Chief Financial Officer.

Interest Expense. Our interest expense for the first nine months of 2004 increased to $6.2 million from $5.7 million for the first nine months of 2003. The average borrowing under the Facility increased to $183.2 million for the first nine months of 2004 from $109.5 million for the first nine months of 2003. Average borrowings under the facility increased principally due to the acquisition of additional land. The weighted average rate of interest on total borrowings for the first nine months of 2004 was 4.6% compared to 6.6% for the first nine months of 2003.

Provision for Income Taxes. Our income tax expense for the first nine months of 2004 decreased to $12.1 million from $14.8 million for the first nine months of 2003. Our estimated effective tax rate decreased to 38.7% for the first nine months of 2004 from 39.9% for the first nine months of 2003 as a result of expected tax benefits from tax planning strategies.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund operations and investment in land. We expect the cash flow from sales in backlog and funds from the Facility to allow us to meet short-term cash obligations of the Company. The primary reasons that we could require additional capital are expansion in existing markets, expansion into new markets, expansion of our mortgage financing services subsidiary, or purchase of a homebuilding company. We believe the current borrowing capacity and anticipated cash flows from operations are sufficient to meet liquidity needs of the Company for the foreseeable future.

Sources and Uses of Cash for the First Nine Months of 2004 Compared to the First Nine Months of 2003

During the first nine months of 2004, we generated $32.9 million of cash flow from operations before expenditures on real estate inventories of $87.7 million. The $87.7 million increase in real estate inventories consisted of a $96.7 million increase in land and land development and other building material inventories and a decrease of $9.0 million in homes under construction. We invested significantly in land and land development to expand our presence in Central Ohio and Louisville, Kentucky and to enter the Lexington, Kentucky market. We used cash from operations together with borrowings under our Facility to finance the increase in real estate inventories.

During the first nine months of 2003, we generated $34.9 million of cash flow from operations before expenditures on real estate inventories of $38.8 million. The $38.8 million increase in real estate inventories consisted of a $8.4 million increase in land and land development and other building material inventories and $30.4 million in homes under construction. We also utilized $7.8 million of cash to fund the construction of our new office building, to purchase other property and equipment and to repurchase common shares valued at $1.8 million. Proceeds under our Facility were used to finance our cash requirements.

Real Estate Inventories

We develop approximately 90% of the communities in which we build homes and generally do not purchase land for resale. We generally attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next three to six years. We are currently evaluating our land holdings and may sell some of our land to third parties in order to better meet our expected land needs based on the slowdown in home sales.

On September 30, 2004, we owned lots or land that we estimate could be developed into 15,088 lots, including 2,645 lots in Kentucky. During the first nine months of 2004, we exercised options to purchase lots or unimproved land that could be developed into 7,329 lots, including 1,494 lots in Kentucky.

At September 30, 2004, we controlled, through option agreements or contingent contracts, land that we estimate could be developed into 7,307 additional lots, including 836 lots in Kentucky. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we potentially may control. The option agreements that we determined were more than likely to have contingencies that will be satisfied expire at various dates through 2015. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

Our real estate inventories at September 30, 2004 were $415.4 million, consisting of $302.3 million of land and land under development, $108.3 million of homes under construction and other inventories of $4.8 million.

The following table sets forth our land inventory as of September 30, 2004:

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Owned by the Company:
Ohio	1,967	1,549	8,927	12,443
Kentucky	566	634	1,445	2,645
Controlled by the Company(1):
Ohio			6,471	6,471
Kentucky			836	836

	2,533	2,183	17,679	22,395

[1]	Includes only those lots for which we had determined, as of September 30, 2004, that the purchase contingencies are reasonably likely to be satisfied.

On September 30, 2004, we had 219 single-family inventory homes in various stages of construction, representing an aggregate investment of $20.0 million, compared to 202 inventory homes in various stages of construction, representing an aggregate investment of $15.4 million on September 30, 2003. We do not include inventory homes in sales or backlog.

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

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a variable margin that ranges from 1.75% to 2.5%, is based on our interest coverage ratio and is determined quarterly. At September 30, 2004, we had fixed the interest rate on $130 million of our borrowings under the Facility by entering into interest rate swap contracts. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

As of September 30, 2004, we were in compliance with the Facility covenants and had $60.8 million available under the Facility, after adjustment for borrowing base limitations and giving effect to the increased lending amount described above. Borrowing availability under the Facility could increase, depending on our use of the proceeds from borrowings under the Facility.

Seller Financing. We hold land for development that was partially financed with seller provided term debt with an outstanding balance of $7.6 million at September 30, 2004. We expect to repay $2.8 million of this debt during 2004, $4.0 million during 2005 and $850,000 during 2007.

Capital and Operating Leases. We believe the best use of our Facility is to finance direct investments in our homebuilding operations. Assets that support our homebuilding operations are generally financed through capital and operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our balance sheet, or an operating lease, in which case the asset and obligation is not included on our balance sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were $1.4 million at September 30, 2004. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was $18.4 million at September 30, 2004. For further information on our leases, see Note 9, Operating Lease Commitments and Note 12, Related Party Transactions, to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Land Purchase Commitments. On September 30, 2004, we had commitments to purchase residential lots and unimproved land at an aggregate cost of $942,000, net of approximately $50,000 in good faith deposits. We intend to purchase this land within the next year.

The following is a summary of our contractual obligations at September 30, 2004:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Term obligations:
Note payable, banks	$190,801		$190,801
Term debt	7,600	$3,216	3,534	$850
Capital lease obligations	1,351	1,045	306
Operating leases	18,368	5,571	7,331	1,812	$3,654
Land purchase commitments	942	942

Total contractual cash obligations	$219,062	$10,774	$201,972	$2,662	$3,654

Off Balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are liable for performance bonds of $50.1 million and irrevocable letters of credit of $8.9 million at September 30, 2004. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. We selectively enter into joint ventures with other homebuilders to own and develop communities. The participants in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs of the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of September 30, 2004, we were party to one joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture’s loan agreement up to $1.2 million, representing our one-half interest. At September 30, 2004, the joint venture had no loans outstanding under this loan agreement.

Under certain circumstances, joint ventures may qualify as variable interest entities that are required to be consolidated with our financial statements. We have evaluated all of our existing joint venture agreements and we have determined that none of our joint ventures are variable interest entities.

We continually evaluate our land option and contingent purchase contracts to purchase unimproved land and developed lots. Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts are contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. On September 30, 2004, we had $79.2 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will execute the land or lot purchase. Our combined good faith deposits and letters of credit on these contracts were $3.9 million at September 30, 2004. Assuming that the contingencies are actually satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under our Facility. We are in the process of evaluating an additional $98.5 million of cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will execute the land or lot purchase. On September 30, 2004, good faith deposits on these contracts were $2.4 million.

We have also evaluated our land option contracts in order to determine if we are the primary beneficiary of these contracts. We have determined that we are the primary beneficiary of certain of these contracts. Although we do not have legal title to the land subject to the option contracts, for those option contracts for which we are the primary beneficiary we are required to consolidate in the financial statements the land subject to the option contracts. The consolidation of the land subject to these option contracts had the effect of increasing real estate inventories by $11.9 million with a corresponding increase to accrued liabilities in the accompanying balance sheet as of September 30, 2004. The liabilities represent the difference between the exercise price of the land option contracts and our letters of credit.

We own a 49.9% interest in a title insurance agency, Alliance Title Agency, Ltd. (“Alliance”), which provides title insurance for most of our home deliveries in Ohio. Our maximum exposure to loss in Alliance is limited to the amount invested, which is approximately $227,000 at September 30, 2004. We have determined that Alliance is a variable interest entity and have consolidated Alliance effective January 1, 2004.

In 1997, we entered into an agreement with an unaffiliated third party to sell and lease back certain model homes used as sales models. This agreement was amended September 10, 2004, at which time 21 model homes were sold and leased back for use as sales models. On September 30, 2004, we had 21 model homes subject to a one-year lease and six model homes subject to a month to month lease under this agreement. We have determined that these leases are not with a variable interest entity and rental obligations are properly classified as operating leases in our schedule of contractual obligations.

The following is a summary of our commercial commitments under off balance sheet arrangements at September 30, 2004 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Commercial commitments:
Letters of credit	$8,916	$5,308	$3,608
Performance bonds	50,122	45,092	4,578	$452
Cancelable land contracts(1)	79,184	41,190	21,157	8,219	$8,618

Total commercial commitments	$138,222	$91,590	$29,343	$8,671	$8,618

[1]	Includes only those lots for which we had determined, as of September 30, 2004, that the purchase contingencies are reasonably likely to be satisfied.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2004, we were a party to twelve interest rate swap contracts with an aggregate notional amount of $130 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. Our intention is to maintain approximately 50% of our debt on a fixed interest rate basis. At any time, this percentage may be more or less depending on specific circumstances. At September 30, 2004, our level of the fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was approximately 68% of total borrowings under the Facility. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Effective Date	Maturity Date	Fixed Rate
$20 million	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10 million	Oct. 23, 2002	Oct. 4, 2005	3.16%
$10 million	Oct. 24, 2003	Oct. 2, 2006	2.85%
$10 million	Oct. 24, 2003	Jan. 2, 2007	2.87%
$10 million	Mar. 30, 2004	Apr. 2, 2007	2.47%
$10 million	Mar. 30, 2004	Apr. 2, 2007	2.51%
$10 million	May 7, 2004	Apr. 2, 2007	3.30%
$10 million	May 7, 2004	Apr. 2, 2007	3.30%
$10 million	May 9, 2003	April 3, 2008	3.01%
$10 million	May 9, 2003	May 3, 2008	3.04%
$10 million	Sept. 8, 2004	Aug. 31, 2008	3.74%
$10 million	Sept. 9, 2004	Sept. 9, 2008	3.74%

The following table presents descriptions of the financial instruments and derivative instruments that we held at September 30, 2004. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on the $130 million of variable rate liabilities that are subject to interest rate derivatives are the contractual average pay rate plus the variable margin, which was 1.75% for the nine months ended September 30, 2004 and 2003. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at September 30, 2004 and 2003 was $190.8 million and $125.0 million, respectively. During the nine months ended September 30, 2004, the fair value of the interest rate contracts increased by $1.8 million, reducing the fair value loss at September 30, 2004 to $109,000 from a loss of $1.9 million at December 31, 2003. We do not expect the loss to be realized because we expect to retain the swap contracts to maturity. All dollar amounts in the following table are in thousands.

						TOTAL
	2004	2005	2006	2007	2008	2004	2003
Liabilities
Variable rate				$190,801		$190,801	$125,020
Average interest rate						4.67%	5.80%

Interest-Rate Derivatives
Notional amount	$130,000	$130,000	$100,000	$90,000	$40,000	$130,000	$90,000
Average pay rate	3.30%	3.30%	3.08%	3.11%	3.38%	3.30%	4.35%
Average receive rate	1.42%	1.42%	1.45%	1.46%	1.57%	1.42%	1.13%

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

The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes documenting and testing of internal control over financial reporting as defined by the Public Company Accounting Oversight Board. During the course of these activities, the Company has identified certain internal controls which management believes should be implemented or improved. The Company’s review continues, but to date the Company has not identified any material weaknesses in its internal controls. The Company is nonetheless implementing certain new internal controls and making improvements to its internal controls as a result of its review. These planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

The transition from our former CFO to our current CFO, and the recent resignation of our COO has somewhat delayed the implementation and improvement of some of these internal controls. We have also lost personnel in our finance and internal audit departments. We have addressed the loss of these employees by hiring qualified and experienced personnel to replace them and by increasing the staffing in our internal audit department. We anticipate that all modifications and improvements to our internal control framework will be completed prior to the end of 2004.

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. In the opinion of our management, there are no currently pending proceedings that will have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not Applicable

(b) Not Applicable

(c) Purchases of Equity Securities

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2004	None	N/A	None	N/A
August 1 - August 31, 2004	None	N/A	None	N/A
September 1 - September 30, 2004	None	N/A	None	N/A

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits: Exhibits filed with this Quarterly Report on Form 10-Q are attached hereto or incorporated by reference herein. For a list of our exhibits, see “Index to Exhibits” (following the signature page).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION HOMES, INC.
(Registrant)

Date:	November 9, 2004	By:	/s/ Douglas G. Borror
Douglas G. Borror
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2004	By:	/s/ Terrence R. Thomas
Terrence R. Thomas
Senior Vice President-Finance,
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 of the Company’s Form 8-A/A file April 30, 2003 (File No. 0-23270).

10.1	Employment Agreement dated July 1, 2004 between Dominion Homes, Inc. and Douglas G. Borror.	Filed herewith.

10.2	Employment Agreement dated July 1, 2004 between Dominion Homes, Inc. and David S. Borror.	Filed herewith.

10.3	Separation Agreement and General Release dated October 14, 2004 between Dominion Homes, Inc. and Jon M. Donnell.	Incorporated by reference to Exhibit 10.1 to the Company’s October 14, 2004 Form 8-K (File No. 0-23270).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.