Form 10-K
period 2004-12-31
DOMINION HOMES INC
filed 2005-03-16
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23270

Dominion Homes, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1393233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Tuttle Crossing Blvd., Dublin, Ohio	43016-5555
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of our common shares held by non-affiliates was $85,845,000 on June 30, 2004. For this purpose, non-affiliates are defined to be all shareholders of the registrant other than its directors and executive officers and its largest shareholder, BRC Properties Inc.

As of February 28, 2005, there were 8,231,515 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1. BUSINESS

All references to “we,” “us,” and “our”, “Dominion,” or the “Company” in this Annual Report on Form 10-K mean Dominion Homes, Inc. and its consolidated subsidiaries, except where it is made clear that the term only means the parent company.

Overview

We are a leading builder of high-quality homes in Central Ohio and Louisville, Kentucky. During 2004, we expanded our operations to the Lexington, Kentucky market. Our customer-driven focus targets entry-level and move-up home buyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $110,000 to more than $350,000 and in size from approximately 1,000 to 3,500 square feet.

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

In late 2004, we reorganized our existing management structure by dividing our Central Ohio homebuilding operations into two divisions - Single Family and Communities. The Single Family division encompasses all phases of selling and of building our traditional homes in Central Ohio, which are marketed as our Celebration and Tradition Series of homes. The Communities division encompasses all phases of selling and building our more affordable homes, which are marketed as Independence and Metropolitan Series homes. We continue to maintain a separate division for our Kentucky homebuilding operations, which has been in place since 1998. We believe that this management reorganization will result in additional efficiencies and position the Company for future growth.

Our principal corporate offices are located at 5000 Tuttle Crossing Blvd., Dublin, Ohio 43016. The telephone number of our principal corporate offices is (614) 356-5000 and our web site address is www.dominionhomes.com.

Our Markets

We presently build homes in three markets, Central Ohio, Louisville, Kentucky and Lexington, Kentucky. We had our first home sale in Lexington during the third quarter of 2004 and our first home delivery during the fourth quarter of 2004. Each of our markets has diverse economic and employment bases with steady population growth over the last 10 years. We believe we are the largest homebuilding company in both the Central Ohio and Louisville, Kentucky markets, based on the number of new homes delivered.

In 2004, we delivered approximately 26% of all new homes in the Central Ohio market, as reported in an annual housing report for 2004 prepared by a Columbus, Ohio based real estate service that is unaffiliated with the Company. Columbus is the capital of Ohio, the county seat of Franklin County and the largest city in Ohio. The Columbus Metropolitan Statistical Area (the “Columbus MSA”) has a population of approximately 1.5 million. As of December 2004, the unemployment rate in the Columbus MSA was 5.0% and the national average was 5.4%. Columbus is the home of The Ohio State University. In addition, a number of notable organizations have their headquarters in Central Ohio, including Honda of America Manufacturing, Inc., American Electric Power Company, Inc., The Limited, Inc., Nationwide Insurance Company, Wendy’s International, Inc., Battelle Memorial Institute, The Scotts Company and Cardinal Health, Inc. The Columbus MSA includes Delaware, Fairfield, Franklin, Licking, Madison, Morrow, Pickaway and Union County. We build homes in all of these counties, except Madison and Morrow Counties. In addition, to the Columbus MSA, we also build homes in Marion County, which is in Central Ohio.

In 1998, we expanded our operations into Louisville, Kentucky. In 2004, we believe that we delivered approximately 7% of all new homes in the Louisville market based on the total number of permits issued in 2004 in the Louisville Metropolitan Statistical Area (the “Louisville MSA”). The Louisville MSA has a population of approximately 1.0 million. As of December 2004, the unemployment rate in the Louisville MSA was 4.3%. Louisville is the home of the University of Louisville and the headquarters for major corporations such as Humana, Inc., Yum! Brands, Inc. and KFC Corporation. Other major employers in Louisville include GE Appliance, Ford Motor Company and United Parcel Service, Inc. The Louisville MSA consists of Jefferson, Oldham, Bullitt, Trimble, Nelson, Meade, Spencer, Shelby and Henry Counties in Kentucky and Harrison, Floyd, Clark and Washington Counties in Southern Indiana. We presently build homes in Jefferson, Oldham, Shelby and Clark counties.

In the fourth quarter of 2003, we announced our expansion into Lexington, Kentucky. We chose Lexington because of its strong economy, its proximity to our existing operations in Louisville and our ability to share many systems and personnel in developing communities and building homes in both of our Kentucky locations. The Lexington Metropolitan Statistical Area (the “Lexington MSA”) has a population of approximately 500,000. At December 31, 2004, the unemployment rate in the Lexington MSA was 3.0%. Lexington is the home of the University of Kentucky, Toyota Motor Manufacturing Kentucky, Inc. and Lexmark International. The Lexington MSA consists of Bourbon, Clark, Fayette, Jessamine, Scott and Woodford counties. We presently build homes in Fayette and Scott counties.

Our Products

We focus on providing high-quality, affordably priced homes primarily for entry-level and first-time move-up home buyers. We currently offer four distinct series of homes, which are differentiated by price, size, standard features and available options. Generally, the design of our homes allows them to be built in any one of our three markets, depending on the availability of compatible land sites.

•	Independence Series - Our Independence Series, a neo-traditional housing concept, targets entry-level home buyers. We offer nine home designs in this series, ranging in price from approximately $110,000 to $180,000 and in size from approximately 1,000 to 1,800 square feet. This series consists of detached, single-family homes located in communities with relatively narrow streets, garage access through alleys in the rear and the look, feel and privacy of homes in older, traditional neighborhoods. We have established Independence Series communities both as single-family homes in condominium communities and as fee-simple communities under provisions of the City of Columbus’ zoning code for traditional neighborhood developments. These communities maximize our land use and can be developed more efficiently at reduced costs. When we introduced the Independence Series in late 2000, it expanded the potential customer base that could afford our homes. Based on currently available financing, homes in our Independence Series can be purchased by qualified purchasers having annual incomes in the low to mid $30,000 range. Our Independence Series homes represented approximately 38% of our Central Ohio business in 2004 based upon net unit sales.

•	Metropolitan Series - Our Metropolitan Series townhomes, which we introduced during the third quarter of 2004, is our newest series and targets the young, single customer. We offer four attached two-story plan designs, ranging in price from $140,000 to $170,000 and in size from approximately 1,600 to 2,000 square feet, in maintenance-free communities. We currently offer our Metropolitan Series in one community and are scheduled to offer them in two additional communities in 2005.

•	Celebration Series - Our Celebration Series, which is our most popular series of homes, targets entry-level and first-time move-up home buyers. We offer 24 single-family traditional home designs in this series, ranging in price from approximately $150,000 to $240,000 and in size from approximately 1,200 to 2,300 square feet. Homes in our Celebration Series are efficiently designed and incorporate many popular features that are typically offered as options by our competitors. Standardizing these features results in efficiencies that lower the overall cost of our homes and provides us with a competitive price advantage. Our Celebration Series homes represented approximately 47% of our Central Ohio business in 2004 based upon net unit sales.

•	Tradition Series - Our Tradition Series, with styles ranging from contemporary to traditional designs, targets move-up home buyers. We offer 14 single-family home designs in our Tradition Series, ranging in price from approximately $225,000 to more than $350,000 and in size from approximately 2,100 to 3,500 square feet. These home designs incorporate many semi-custom features and offer a variety of options. Our Tradition Series homes represented approximately 15% of our Central Ohio business in 2004 based upon net unit sales.

We regularly build prototypes of new home designs in order to expand our target markets. Our Independence Series and Metropolitan Series homes both resulted from successful prototype designs.

Community Development

Our community development process generally consists of two phases: (1) land acquisition and development, and (2) home construction.

Land Acquisition and Development. One of our key strengths is our ability to identify and economically acquire land to be developed for our homebuilding operations. During 2004, we were the developer of over 90% of the communities in which we built homes. This practice enables us to: (1) improve our profit margins by reducing the cost of finished lots, (2) maintain an adequate supply of finished lots to meet market demand, (3) control the details of development in order to create a distinctive look and feel in our communities, and (4) streamline and coordinate the construction process.

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

We selectively enter into joint ventures with other homebuilders to own and develop communities. Development costs of the joint ventures generally are funded by the participants. The participants in the joint ventures acquire substantially all of the developed lots. At December 31, 2004, we were actively participating in nine joint ventures.

Land inventory that we own consists of either (1) land titled in our name or (2) our pro rata share of land titled in the name of one of our joint ventures. Land inventory that we control consists of land that we have committed to purchase or have the right to acquire under contingent purchase or option contracts. Land inventory that we control includes certain land that we have consolidated as a result of the application of FIN 46R. We expect that a portion of our contingent contracts will not be completed for various reasons. We continually review our land inventory and contingent contracts to determine which contracts are reasonably likely to result in a completed land purchase. Occasionally, we determine that land that we own no longer fits into our sales plans. We offer such land for sale, primarily to other homebuilders, or in some limited instances, to commercial developers.

The following table sets forth an estimate of our land inventory as of December 31, 2004 and includes for land that we control under contingent contracts only that land which has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Land we own:
Central Ohio	1,861	1,252	8,838	11,951
Kentucky	616	584	1,362	2,562
Land we control:
Central Ohio			5,851	5,851
Kentucky			208	208
Held for sale:
Central Ohio			124	124
Kentucky			91	91

Total	2,477	1,836	16,474	20,787

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

We maintain information and administrative systems to support our construction operations. These systems are designed to allow us to monitor construction costs by providing us the information necessary to manage subcontractor performance and expenditures on each home. Subcontracted work is authorized by work orders. The cost of deviations from the work order must be approved for payment by our construction superintendents and we investigate significant cost variances. These information systems also integrate our sales reporting, contract management and material distribution systems into the construction process.

Our general practice is to start construction of a Celebration or Tradition Series home when we have obtained an executed sales contract. However, we selectively start construction of a limited number of homes in these series without a sales contract in anticipation of seasonal demand and to attract customers, such as corporate transferees, who need homes in 60 to 90 days. We generally begin construction of Independence Series and Metropolitan Series of homes without a sales contract because we believe this to be the most efficient method to build these types of homes. In addition to the intentional creation of inventory homes, an inventory home is also created when a sales contract is cancelled after construction has commenced, generally because the purchaser has not satisfied a contingency. At December 31, 2004, we had 290 inventory homes in various stages of construction, compared to 248 inventory homes at December 31, 2003. We also may start the foundation of homes in all of our series on a strategic and selective basis during the fall and early winter in order to moderate the effects of weather on the building process. These foundations are not included in the number of inventory homes we report.

Marketing Strategy - “The Best of Everything®”

Marketing and Sales. We have an extensive targeted marketing plan, which includes advertising by broadcast, newspapers, magazines, direct mail, the Internet and billboards. Our advertising typically emphasizes the quality of our homes, the location of our communities, the brand name components used in our homes, the wide variety of our home styles and the longevity of the Company. We believe these factors differentiate our products and reinforce our “Dominion Homes-The Best of Everything®” brand awareness program. According to a third party survey conducted during 2004, approximately 98% of Central Ohio respondents recognized the Dominion Homes® brand.

We sell our homes principally through the use of on-site, fully furnished and landscaped model homes decorated to emphasize the quality design features and choices available to our customers. At December 31, 2004, we had 72 model homes. In addition, we sell our homes in Central Ohio through two Dominion HomeStores®. The Dominion HomeStores® primarily focus on sales through the realtor community and generated sales of more than $96.6 million in 2004. We encourage independent realtor participation in the home sales process because realtors often introduce our homes to customers who might not otherwise consider purchasing a new home.

At December 31, 2004, we employed 85 trained sales representatives. Our sales representatives are trained to explain the features and benefits of our homes, the available mortgage financing opportunities and the construction process. Our sales representatives are also trained to help the customer determine which home design best suits his or her needs. We devote significant attention to the continued training of our sales representatives to assure high levels of professionalism and product knowledge. Our sales representatives are Company employees and are compensated primarily on a commission basis. We believe that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables us to communicate a consistent message to our customers.

We support our Central Ohio operations through a customer center that is located in an office building that is adjacent to our Dublin, Ohio executive offices. These operations include sales services, showroom and decorating services, mortgage financing services and title and closing services. We believe that, by combining these operations in one location, we can provide a more effective and satisfying home buying experience for our customers.

We use promotional and sales incentives, such as discounts on the purchase price of our homes, to market our products. We also offer discounts to previous purchasers of our homes, employees of our vendors, our own employees and employees of select companies.

Quality Homes and Communities. Our more than 60 communities offer customers a wide-range of choices in neighborhoods and schools. Many of our communities offer bicycle and jogging trails, walking paths, park areas, playgrounds and swimming facilities.

We believe that our homes have more standard features than any competitor selling at comparable prices in our markets. Our Celebration Series and Tradition Series homes generally include a front porch, maintenance-free exterior, two-car garage, cathedral ceiling, air conditioning, all major kitchen appliances and fully sodded yard. We use nationally recognized and industry leading brand name components in constructing all of our homes. These components include Andersen® wood windows, the Kohler® family of bathroom and kitchen fixtures, Carrier® natural gas furnaces, Armstrong® flooring, General Electric® appliances, Wilsonart® decorative laminate and Aristokraft® cabinets.

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

Customer Financing. Through our mortgage financing services subsidiary, Dominion Homes Financial Services, Ltd. (“DHFS”), we assist many of our customers to obtain mortgages to finance the purchase of their homes. We do not provide mortgage financing to our customers and, consequently, do not bear the interest rate and market risks associated with making mortgage loans. Our services include loan application counseling, loan processing and negotiation and the placement of mortgages with third party mortgage lenders. In 2004, DHFS provided mortgage financing services for approximately 2,000 of our customers, representing approximately 70% of our closings, and the average mortgage amount per closing was approximately $168,000. In 2003, DHFS provided mortgage financing services for approximately 2,700 of our customers, representing approximately 88% of our closings, and the average mortgage amount per closing was approximately $164,000.

We offer to our customers a number of attractive loan options that include interest rate buy downs and payment of the customer’s loan origination fees, rate commitment fees, discount points and some closing fees. We currently offer several “no money down” programs to our home buyers. These “no money down” programs are offered under both conventional and government-insured loan programs. The “no money down” programs offered under the government-insured loan programs allow a home buyer to use gift funds received from a non-profit corporation as a down payment. We are obligated to make a contribution to the non-profit corporation that is slightly larger than the amount of the gift to the home buyer. The “no money down” programs enable us to sell homes to entry-level home buyers who otherwise would not have the down payment necessary to qualify for mortgage financing.

During 2004, approximately one-half of our homes were financed using government-insured loans. In comparison to conventional financing, government-insured loans generally allow customers to purchase homes with a higher percentage of their income directed toward housing expenses and with lower down payments. Regulations applicable to government-insured loans also generally allow the seller to pay more points and closing costs for the buyer. At December 31, 2004, the maximum dollar amount for Federal Housing Administration (“FHA”) mortgages was $208,800 in the Columbus MSA, $180,485 in the Louisville MSA and $160,176 in the Lexington MSA.

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

Customer Communication. We believe that the Internet has had and will continue to have a significant impact on the way that potential home buyers shop for homes. Therefore, in 2004 we redesigned our website to better market our products and communicate with our customers. We incorporated all market-specific web pages into one website and streamlined the structure to make it easier for our customers to find home and community information. Through our website, a potential home buyer can take virtual tours of models and search our home inventory by specifying size, location, amenities and price. Additionally, a home buyer can request a mortgage pre-qualification letter online. Our website allows our home buyers to communicate with their sales representatives and construction superintendents, and to monitor construction progress.

Most of our closings are performed by our affiliated title insurance agencies. Alliance Title Agency, Ltd. (“Alliance”) is an Ohio Limited liability company which is licensed under Ohio insurance laws to conduct title insurance agency business in Ohio. Alliance provided title insurance and other closing related service for most of the Company’s home closings in Central Ohio. As of December 31, 2003, the Company owned a 49.9% membership interest in Alliance and CC, I Ltd. (“CCI”), an Ohio limited liability company owned by Denis G. Connor and

Chicago Title Agency of Central Ohio, Inc, owned the remaining 50.1%. Effective January 1, 2004, the Company assigned and contributed a 30.1% membership in Alliance to the Dominion Homes - Borror Family Foundation (the “Foundation”), an Ohio nonprofit corporation. Simultaneously, the Company exercised its right to purchase a 30.1% membership interest in Alliance from CCI at a cost of $11,667. The cost for the purchase was determined in accordance with an existing operating agreement between the members of Alliance. After the completion of these transactions, the membership interests of Alliance are owned as follows: 49.9% by the Company (the maximum ownership interest allowed under Ohio law); 20.0% by CCI; and 30.1% by the Foundation. Our wholly-owned subsidiary, Alliance Title Agency of Kentucky, LLC, a Kentucky limited liability company, provides title insurance for our Louisville and Lexington, Kentucky home closings.

We believe that maintaining affiliated title insurance agencies facilitates efficient and convenient closings. The title insurance agency personnel are trained to have a basic understanding of our home construction process and “The Best of Everything” marketing strategy. We also believe that having affiliated title insurance agencies and a mortgage financing services subsidiary enhances communication between these entities and the Company.

After a home closing, we survey our home buyers twice and invite them to complete a questionnaire that rates their home buying experience. This survey includes rating their sales representative, construction superintendent, decorating consultant and loan counselor. The questionnaires also provide other information regarding the home buyer’s building experience. We use the information obtained from these questionnaires to refine our product offerings, and improve our customers’ experience. In addition, our overall “customer satisfaction” rate which we measure based on survey responses to the question, “Would you recommend Dominion Homes to a friend?”, has been an important factor in the evaluation and compensation of our senior management.

Value Engineering. We have enhanced “The Best of Everything” marketing strategy through our innovative approach to home design and construction. We use streamlined architectural designs and offer more standard features and amenities than we believe are normally found in new homes at comparable prices. This approach enables us to use standard-sized building materials and reduces construction deviations and change orders. On an ongoing basis, we work closely with our vendors to further refine and standardize our building material needs, enabling us to realize additional cost and supply efficiencies. This focus on the design and construction process allows us to deliver affordably priced homes with more consistent quality and shorter construction times.

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

New Markets

We periodically evaluate opportunities to expand into new markets. Expansion into a new market could occur either through the creation of a start-up operation or through the acquisition of an existing homebuilding company.

Intellectual Property

We have obtained federal registrations for the service marks Dominion Homes®, The Best of Everything®, The Dominion HomeStore®, Dominion Homes Financial Services ®. In addition, we have applied for federal registration for The Dominion Homeshow. We have obtained or applied for design patents on many of our homes. We also either have obtained or applied for copyright registrations for both the architectural plans and the architectural works for virtually all of the homes that we build.

Employees

We employed 565 full-time individuals on December 31, 2004, including 497 individuals employed in Ohio and 68 in Kentucky. We employed 473 individuals in our home building operations, 54 individuals in our building materials distribution center, 36 individuals in our mortgage finance service subsidiary and two individuals in our wholly-owned Kentucky title agency. These numbers do not include 14 individuals employed by Alliance Title Agency, Ltd. in Ohio. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe our relationships with our employees and subcontractors are generally good.

Other Information

Information regarding seasonality, our practices regarding working capital items and backlog orders is contained in this Report in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding the availability of labor and raw materials, competition and governmental regulations affecting our business is contained in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Risks – Material or labor shortages can adversely affect our business; The homebuilding industry is highly competitive; and, Our business is subject to substantial government regulation which could cause delays, increase costs, and restrict or prohibit homebuilding activity in certain regions.”

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our SEC filings are available to the public through the Internet at the SEC’s web site at http://www.sec.gov. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also make available at our Internet website, http://www.dominionhomes.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, and other SEC filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. PROPERTIES

We lease two office buildings in Central Ohio from our affiliate, BRC Properties Inc. The first office building is approximately 40,000 gross square feet (37,557 net rentable square feet). The lease commenced January 1, 1998, has a lease term of twelve years and a triple net rental rate of $12.00 per square foot. The lease also provides us with two options to renew for periods of five years each at then-current market rates. The rental rate for the building was established by an MAI appraiser commissioned by a committee comprised solely of independent members of our Board of Directors, and confirmed in a review by a second MAI appraiser.

The second office building is approximately 35,000 gross square feet (33,260 net rentable square feet). The lease commenced November 1, 2003, has a lease term of fifteen years and a triple net rental rate per square foot of $12.58 for the first five years, $13.18 for the second five years and $13.83 for the last five years. The lease also provides us with two options to renew for periods of five years each at then-current market rates. The terms of the lease were negotiated based on bids from multiple third parties, reviewed by an MAI appraiser and approved by a committee comprised solely of independent members of our Board of Directors.

We also have three other short-term leases with non-affiliated parties in Central Ohio. The leases include 25,000 square feet of warehouse space used to store building materials, 2,280 square feet of retail space used as a sales center and 1,200 square feet of warehouse space used to store model home furnishings.

We lease approximately 6,400 square feet of commercial space in Louisville, Kentucky from a non-affiliated party for our Louisville, Kentucky office and approximately 4,800 square feet of commercial office space from a non-affiliated third party for our Lexington, Kentucky office.

We own a distribution center, which is located on approximately six acres in Columbus, Ohio. The facility includes nine buildings, constructed of steel, wood or concrete block and contains approximately 75,000 square feet of space.

From time to time, we participate in a program with a non-affiliated party to sell and lease back our model homes. At December 31, 2004, we leased 26 model homes under this program. These leases have a one-year term and then become month-to-month leases, renewing at our option.

Item 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of our management, none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on The NASDAQ Stock Market under the symbol “DHOM.” The following table sets forth, for the periods indicated, the high and low closing prices for our common shares, as reported by The NASDAQ Stock Market.

	Sales Prices
Calendar Year Ending December 31, 2005	High	Low
First Quarter (Through February 28, 2005)	$24.57	$19.05

Calendar Year Ending December 31, 2004	High	Low
First Quarter	$39.34	$28.01
Second Quarter	$39.51	$22.47
Third Quarter	$25.03	$19.27
Fourth Quarter	$26.56	$19.70

Calendar Year Ending December 31, 2003	High	Low
First Quarter	$15.00	$11.49
Second Quarter	$25.60	$13.75
Third Quarter	$28.75	$21.42
Fourth Quarter	$34.80	$26.99

On February 28, 2005, the last sale price of our common shares, as reported by The NASDAQ Stock Market, was $19.22 per share, and there were approximately 226 holders of record of our common shares.

We have never paid any cash dividends on our common shares and currently anticipate that we will continue to retain future earnings to finance the growth of our business. From time to time, our Board of Directors evaluates the desirability of paying cash dividends. The future payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our Board of Directors. The provisions of our existing bank credit facility limit the amount of cash dividends that we may pay during any calendar year to 50% of our net income after taxes for such year.

During the period covered by this Report, the Company did not engage in any sales of its equity securities that were not registered under the Securities Act of 1933, as amended. In addition, neither the Company nor any “affiliated purchaser” of the Company purchased during the fourth quarter of 2004 any of the Company’s equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$541,970	$563,464	$491,706	$395,701	$326,415
Cost of real estate sold	422,327	428,508	376,753	305,430	261,081

Gross profit	119,643	134,956	114,953	90,271	65,334
Selling, general and administrative	77,936	74,006	64,492	52,491	40,808

Income from operations	41,707	60,950	50,461	37,780	24,526
Interest expense	8,236	7,903	8,675	11,667	9,125

Income before income taxes	33,471	53,047	41,786	26,113	15,401
Provision for income taxes	13,269	21,229	17,291	10,987	6,342

Net income	$20,202	$31,818	$24,495	$15,126	$9,059

Basic earnings per share	$2.53	$4.01	$3.36	$2.38	$1.42

Diluted earnings per share	$2.47	$3.94	$3.28	$2.30	$1.39

Weighted average shares-basic	7,993,369	7,931,600	7,282,900	6,351,343	6,363,131

Weighted average shares-diluted	8,188,304	8,076,174	7,457,985	6,575,026	6,496,720

Consolidated Balance Sheet Data (at period end)
Real estate inventories	$416,519	$326,809	$262,855	$230,024	$184,474
Total assets	$444,480	$356,142	$287,737	$254,546	$201,193
Long term obligations	$200,197	$140,178	$115,485	$133,869	$108,804
Shareholders’ equity	$188,897	$166,061	$132,981	$81,567	$67,888

Operating Data (unaudited)
Homes (in units)
Sales contracts, net of cancellations	2,450	3,071	2,577	2,309	1,785
Closings	2,837	3,070	2,591	2,054	1,798
Backlog at period end	632	1,019	1,018	1,032	777
Aggregate sales value of homes in backlog at period end	$127,543	$198,940	$194,176	$201,211	$153,921

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading builder of high-quality homes in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville, Kentucky. During 2004, we entered the Lexington, Kentucky market. Our customer-driven focus targets entry-level and move-up home buyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $110,000 to more than $350,000 and in size from approximately 1,000 to 3,500 square feet.

Net income for the twelve months ended December 31, 2004 was $20.2 million, or $2.47 per diluted share, compared to $31.8 million, or $3.94 per diluted share, for the twelve months ended December 31, 2003. Net income for the year 2004 was the third best in our company’s history; however, lower sales, higher costs of real estate sold, adjustments to land inventory values of approximately $4.8 million and increased selling, general and administrative expenses negatively impacted our results compared to the prior year.

We sold 2,450 homes during 2004, representing a sales value of $460.3 million, compared to 3,071 homes sold during 2003, representing a sales value of $554.7 million. During 2004, we delivered 2,837 homes with revenues of $542.0 million, compared to 3,070 homes with revenues of $563.5 million during 2003. Our backlog at December 31, 2004 was 632 sales contracts, with an aggregate sales value of $127.5 million, compared to 1,019 sales contracts with an aggregate sales value of $198.9 million at year-end 2003. The average price of homes in backlog at year-end 2004 was $201,800 compared to $195,200 for the prior year.

Revenues from our mortgage financing services subsidiary for 2004 declined to $7.8 million from $11.2 million for the prior year due to the fewer number of homes sold during 2004 and a lower capture rate for 2004. During 2004, we provided mortgage financing services for approximately 2,000 of our customers, representing approximately 70% of our deliveries, compared to providing financing services for approximately 2,700 of our customers, representing approximately 88% of our deliveries during 2003. The 2004 mortgage financing services capture rate declined primarily due to competitive financing services provided by other lenders and organizational changes occurring within the mortgage financing services subsidiary.

In late 2003 and early 2004, we began to implement plans to increase the number of communities in both Central Ohio and Louisville, Kentucky and to expand our operations into the Lexington, Kentucky market. These decisions were based on record sales achieved over the previous several years which continued through the first quarter of 2004. As a result, we increased our number of active communities to 60 at December 31, 2004 compared to 51 at December 31, 2003. We also increased our investment in land and land development based on the expected growth in our home sales. Beginning in the second quarter of 2004, however, we experienced a drop-off in our home sales in each of our markets, which resulted in lower revenue from home sales and reduced absorption of our land inventory. We believe that this drop-off, in part, was reflective of a general downturn in new home sales in the Midwest markets. In addition, our Central Ohio home building operation’s overall market share of homes delivered declined to approximately 26% in 2004 compared to approximately 32% in 2003 based on new homes closed. For the year ended December 31, 2004, we had an approximately 47% market share for homes in the $100,000 to $150,000 range, an approximately 32% market share for homes in the $150,000 to $250,000 range and an approximately 16% market share for homes in the $250,000 to $350,000 range in our Central Ohio market. For the year ended December 31, 2003, we had an approximately 59% market share for homes in the $100,000 to $150,000 range and an approximately 35% market share for homes in the $150,000 to $250,000 range and an approximately 17% market share for homes in the $250,000 to $350,000 range in our Central Ohio market. This market share information is based on an annual housing market report for 2003 and 2004 prepared by a Columbus, Ohio based real estate service that compiles data on market share based on new homes delivered in the Columbus MSA (“the Columbus Market Report”), and which is not affiliated with the Company.

In response to this decline in demand for our new homes, we implemented several initiatives targeted at improving sales and reducing our overhead expenses. During the second half of 2004, we developed additional incentives for real estate brokers and launched specific and targeted direct marketing campaigns designed to more effectively reach our potential customer base. We also redesigned our company website to more effectively market our homes and communities to Internet users. We reduced the number of full-time employees from a high of 693 in May of 2004 to 565 at December 31, 2004, mostly through attrition, and undertook additional cost-saving initiatives. These efforts resulted in a 13% reduction in our fourth quarter 2004 selling, general and administrative expenses compared to the same period the previous year, after eliminating the variable sales expense associated with selling fewer homes. During 2005, we intend to reduce our speculative home inventory and slow land development for some land not already in the development process or land not required for immediate use.

We are continuing to develop communities already in progress, including six new communities in premier locations that we anticipate will be well received by homebuyers. We presently have a larger investment in land, particularly developed lots, than is desirable in view of the reduced demand. In order to partially address this problem, during 2004 we sold land with a historical cost of approximately $4.9 million and charged to earnings approximately $4.8 million primarily consisting of deposits and due diligence expenses on land that we decided not to purchase. However, due to commitments already in place, we expect our investment in land to increase during 2005. These commitments include the purchase and development of new communities that we believe will incrementally benefit our home sales.

We anticipate that the strategic actions we have implemented will position the Company for future growth and profitability. However, due to the low number of sales contracts in backlog at December 31, 2004, we do not expect to achieve a profit in the first quarter of 2005. We anticipate that 2005 overall will be a profitable year, but that net income will be lower than in recent years.

Business Risks

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2005 and beyond to differ materially from those expressed in the forward-looking statements. Included among such important risks, uncertainties and other factors are the following:

Our business is cyclical and significantly affected by changes in national and local economic, business and other conditions, most of which are beyond our control. These conditions include:

•	short and long term interest rates;

•	changes in governmental regulations;

•	employment levels and job growth;

•	availability and affordability of mortgage financing for home buyers;

•	availability and cost of building lots;

•	availability of materials (including lumber) and labor;

•	fluctuating costs of materials and labor;

•	adverse weather conditions and natural disasters;

•	consumer confidence and housing demand;

•	competitive overbuilding;

•	changing demographics;

•	cost overruns;

•	changes in tax laws;

•	changes in local government fees; and

•	availability and cost of rental property and resale prices of existing homes.

In addition, domestic terrorist attacks and the threat or the involvement of the United States in international armed conflict may also adversely affect general economic conditions, consumer confidence and the homebuilding markets.

We operate in a limited number of geographic areas. We conduct our operations only in Central Ohio, Louisville, Kentucky and Lexington, Kentucky. Our lack of geographic diversity means that adverse general economic or weather conditions in one or more of these markets could have a material adverse impact on our operations.

The nature of the homebuilding process makes it difficult to quickly respond to rapid changes in housing demand. Once we have begun the development of a new community, it is difficult and, at times, impractical, to discontinue development activities. Thus, we may be forced to incur costs associated with land development which began at a time of high housing demand even if the demand for newly constructed homes later decreases. Conversely, if there is a sudden increase in the demand for our homes, we may not be able to fully take advantage of the increased demand if we have not begun land development and acquisition activities on a sufficient number of communities.

Interest rate increases or changes in federal lending programs could adversely affect sales of our homes. Virtually all purchasers of our homes finance their purchase through third party lenders who offer conventional and government-insured mortgage financing. A material increase in mortgage interest rates or unfavorable changes to these lending programs would adversely affect the ability of prospective home buyers, particularly our targeted entry-level home buyers, to obtain mortgage financing. We also depend on the availability and cost of mortgage financing for buyers of the current homes owned by potential purchasers of our homes. Prior to purchasing our homes, some of our home buyers must sell their current homes, and these sales depend on the availability and cost of mortgage financing. In addition, because many of our home buyers use government-insured mortgage financing, a material reduction in the scope or funding of government-insured mortgage programs could have a material adverse effect on our sales.

In particular, a substantial number of our home buyers use down payment assistance programs, which allow home buyers to receive gift funds from non-profit corporations to be used as a down payment. At one time, HUD proposed rules which would have prohibited the use of gift fund programs in conjunction with government-insured mortgage loans. HUD subsequently withdrew these proposed rules, but has continued to increase its regulation of gift fund programs. If HUD were to prohibit or make materially unfavorable changes to the use of gift fund programs, we would expect to offer, as we have in the past, a different type of down payment program. There can be no assurance, however, that any such replacement program would be as attractive to home buyers as the programs offered today and that our sales would not suffer.

Our business is subject to substantial government regulation which could cause delays, increase costs, and restrict or prohibit homebuilding activity in certain regions. We are subject to substantial local, state and Federal requirements concerning zoning, resource protection, building design and construction, and similar matters. These requirements include local regulations, which impose restrictive zoning and density requirements to limit the number of homes that can eventually be built within the boundaries of a particular location. Particularly in the case of local political subdivisions, anti-growth sentiments can lead to ballot measures that can interfere with or impede our ability to develop land or build homes. Candidates for local office who favor restrictions on growth and development are being elected with greater frequency in certain communities in which the Company conducts business. Restrictive measures can also affect construction activities, including construction materials, which must be used in home construction, as well as sales activities and other dealings with home buyers. We also must obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Obtaining acceptable zoning and overcoming objections of neighborhood groups and citizen activists is becoming more difficult, time consuming and expensive. These issues may adversely affect the Company in the future.

We also are subject to a variety of local, state and Federal requirements concerning the protection of health and the environment. The particular environmental laws, which apply to any given project, vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays and cause us to incur substantial compliance costs, including substantial expenditures for pollution and water quality control. These laws may prohibit or severely restrict development in certain environmentally sensitive regions. In an effort to avoid major environmental issues in our developments, we have a general practice of requiring environmental reports from qualified, independent professionals and resolution of identified environmental issues prior to purchasing land. However, it is possible that we may incur material liabilities relating to the removal of toxic wastes or other environmental matters affecting land we have acquired.

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

Our success depends on the availability of undeveloped land that is suitable for our development. Our business strategy is to be the developer in substantially all of the communities in which we build homes. Therefore, our short and long-term financial success depends and will continue to depend on our ability to acquire land, adjust our strategy for purchasing land, address changing market conditions and develop communities successfully. We commit substantial financial and managerial resources to acquire land and develop the streets, utility services and other infrastructure before any revenue is generated from the community. We may acquire and develop land upon which we cannot, or choose not to, build or sell homes. The market value of undeveloped land and building lots fluctuates. We also build some homes before we obtain non-cancelable sale contracts for those homes. We may have to hold these unsold inventory homes for an indefinite time prior to a sale. In addition, because market prices fluctuate, we may have to sell inventory homes at a loss.

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

Our expansion strategies may adversely effect our operations. From time to time, we evaluate opportunities to expand into new markets, whether through acquisitions or start-up operations. Any expansion strategy involves many risks. New markets may prove to be less stable than our current markets and may result in delays, problems and expenses not typically encountered in our current markets. Regulations in various states may prohibit or impede us from using some of our community development strategies, such as those utilized with the Independence Series that require condominium or other high density housing. We may fail to identify suitable acquisition candidates or complete acquisitions on acceptable terms. The magnitude, timing and nature of acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, financial resources and skilled employees to manage the acquired companies, the negotiation of acceptable terms, and general economic and business conditions. The likelihood of our success in establishing start-up operations also depends on similar factors, including identification of suitable start-up markets, availability of financial resources and skilled employees and subcontractors, and general economic and business conditions. In addition, start-up operations may require significant lead-time before they generate sufficient revenues to be profitable. Expansion through acquisitions or start-up operations will require substantial attention from our management team. The diversion of management’s attention, the incurrence of substantial indebtedness to finance the expansion, as well as difficulties that may be encountered in the transition and integration process, could have a material adverse effect on our operations or business.

Our new product offerings may not be attractive to customers. We continue to introduce new home designs and new community concepts as part of our product offerings. There are significant risks that we may not accurately predict the tastes or preferences of potential home buyers. A failure to predict these tastes or preferences could have a material adverse effect on our sales.

The loss of certain key personnel could adversely effect our operations. We have several key executive officers, the loss or prolonged absence of whom could have an adverse effect on our operations. In particular, the loss of the services or prolonged absence of Douglas Borror, our Chairman, Chief Executive Officer and President could have a material adverse effect on our operations. Our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel, of which there can be no assurance.

Our operating results vary on a quarterly basis. Our business is significantly affected by changes in economic cycles, and our revenues and earnings vary with the level of general economic activity in the markets where we build homes. We historically have experienced, and expect to continue to experience, variability in revenues and reported earnings on a quarterly basis. A significant percentage of our sales contracts historically have been executed during the first half of the year. Closing on a home usually occurs approximately three to six months after the date of the sales contract, however weather and other delays, may cause the closing to take longer. We do not recognize any revenue on the sale of a home until the closing occurs. As a result, we historically have experienced higher closings and revenues during the second half of the year.

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

The homebuilding industry is highly competitive. We compete in each of our geographic markets with national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources than we do. We compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. Competitive conditions may make it difficult for us to acquire land that is suitable for our development, cause us to lower our prices and cause our sales to decline. We also compete with the resale market for existing homes, which some home buyers may prefer over new homes. Additionally, there are many other national and regional homebuilders, many of which have greater financial, marketing, land acquisition and sales resources than we do, that do not currently have a significant presence in our markets. A concerted effort by these homebuilders to enter or expand their current operations in our markets could have a material adverse effect on our sales.

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

Application of critical accounting policies requires management to make certain estimates and assumptions that may impact our future financial results. In preparing our financial statements, management is required to make certain estimates and assumptions that affect the annual and quarterly reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities. Our actual results could be different from these estimates and assumptions. Some of our more critical accounting policies include:

•	reserves to reduce our real estate inventories to net realizable values;

•	estimates for construction costs for homes closed;

•	reserves for the estimated warranty cost of homes;

•	estimates of the costs to complete land development;

•	estimates of the annualized capitalization rate for indirect overhead, interest and other expenses;

•	estimates of self-insured worker’s compensation and medical claims; and

•	estimates of the annual effective tax rate in interim periods.

Seasonality and Variability in Quarterly Results

We experience significant seasonality and quarter-to-quarter variability in our homebuilding activity. Historically, closings and related revenues usually increase in the second half of the year. We believe this seasonality reflects the tendency of home buyers to shop for a new home in the spring with the goal of closing in the fall or winter. Weather conditions can also accelerate or delay the scheduling of closings. During 2004, however, the historical trend of closing more homes in the second half of the year was not as evident due to the lower sales experienced during the last nine months of the year.

The following table sets forth certain data for each of our last eight quarters:

Three Months Ended	Revenues	Sales Contracts[1]	Closings	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Mar. 31, 2003	$103,985	863	569	1,312
June 30, 2003	$139,974	904	764	1,452
Sept. 30, 2003	$153,188	718	844	1,326
Dec. 31, 2003	$166,317	586	893	1,019
Mar. 31, 2004	$115,672	950	634	1,335
June 30, 2004	$148,181	510	778	1,067
Sept. 30, 2004	$162,623	598	820	845
Dec. 31, 2004	$115,494	392	605	632

[1]	Net of cancellations.

At December 31, 2004, the aggregate sales value of homes in backlog was $127.5 million compared to $198.9 million at December 31, 2003. At December 31, 2004, the average sales price of homes in backlog was $201,800 compared to $195,200 at December 31, 2003.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Year Ended December 31,
	2004	2003	2002
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%	100.0%
Cost of real estate sold	77.9	76.0	76.6

Gross profit	22.1	24.0	23.4
Selling, general and administrative	14.4	13.2	13.1

Income from operations	7.7	10.8	10.3
Interest expense	1.5	1.4	1.8

Income before income taxes	6.2	9.4	8.5
Provision for income taxes	2.5	3.8	3.5

Net income	3.7%	5.6%	5.0%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	2,450	3,071	2,577
Closings	2,837	3,070	2,591
Backlog at period end	632	1,019	1,018
Average sales price of homes closed during the period (in thousands)	$188	$180	$185
Average sales price of homes in backlog at period end (in thousands)	$202	$195	$191
Aggregate sales value of homes in backlog at period end (in thousands)	$127,543	$198,940	$194,176

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

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process. The cancellation rates for homes in backlog as of December 31, 2003, 2002, and 2001 were 19.2%, 17.4%, and 11.6%, respectively.

We annually incur a substantial amount of indirect construction costs, which are essentially fixed in nature. For purposes of quarterly financial reporting, we capitalize these indirect construction costs in real estate inventories based on the ratio of estimated annual indirect construction costs to direct construction costs to be incurred. Thus, variations in construction activity may result in changes in the amount of indirect construction costs capitalized in ending real estate inventories and cause fluctuations in interim and annual gross profits.

2004 Compared to 2003

Revenues. Our revenues for 2004 decreased by 3.8% to $542.0 million from the delivery of 2,837 homes compared to revenues for 2003 of $563.5 million from the delivery of 3,070 homes. During 2004, the average delivered price of homes increased 4.6% to $188,100 from $179,800 for 2003 and partially offset the loss in revenues caused by delivering 233 fewer homes. The higher average price of delivered homes in 2004 occurred across all series of homes, but was more weighted toward our higher priced homes. Revenues for 2004 include $3.5 million from the sale of 21 homes that we leased back for use as sales models. There were no model homes sold and leased back during 2003.

Included in revenues are other revenues, consisting principally of fees from the Company’s mortgage financing services subsidiary. During 2004, these other revenues decreased 27.8% to $8.3 million from $11.5 million for 2003 primarily because we only provided mortgage financing services to approximately 2,000, or approximately 70%, of our home buyers during 2004 compared to approximately 2,700, or approximately 88%, of our home buyers during 2003.

Gross Profit. Our gross profit for 2004 decreased by 11.4% to $119.6 million from $135.0 million for 2003, primarily due to the fewer number of homes delivered, the reduction in mortgage financing services income as discussed above and the higher costs of real estate compared to 2003. In addition, we charged to earnings approximately $4.8 million primarily consisting of deposits and due diligence expenses on land we decided not to purchase. Warranty expense that is accounted for as part of our building cost decreased by $2.0 million over 2003 due to better warranty claim experience during 2004 than was provided for based upon historical claims. The net after tax impact of these two items was a $1.7 million decrease in net income. As a percentage of revenues, our gross profit margin declined to 22.1% for 2004 compared to 24.0% for 2003.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for 2004 increased by 5.3% to $77.9 million from $74.0 million for 2003. The primary reasons for the increase in selling, general and administrative expenses for 2004 were additional expenses that were incurred in connection with the increase in the number of our communities in Central Ohio and Louisville, Kentucky, the start-up of our Lexington, Kentucky market, the testing and documentation of internal controls required by the Sarbanes-Oxley Act and the replacement of key personnel.

Interest expense. Our interest expense for 2004 increased by 4.2% to $8.2 million from $7.9 million for 2003 due to having higher average borrowings outstanding, partially offset by a lower average borrowing rate and capitalized interest. During 2004, we paid $9.7 million of interest compared to $7.5 million of interest during 2003, a 29.3% increase. Our average revolving line of credit borrowings outstanding increased to $186.5 million for 2004 compared to $112.5 million for 2003 due to increased investment in land and land development. Although the weighted average borrowing rate for 2004, excluding amortization of bank fees, decreased to 4.7% from 5.9% for 2003, the primary reason that interest expense for 2004 did not increase proportionately with interest paid was additional interest capitalized into our land development inventories due to the growth in those inventories.

Provision for Income Taxes. Our income tax expense for 2004 decreased 37.5% to $13.3 million from $21.2 million for 2003. The Company’s annual effective tax rate decreased to 39.6% for 2004, from 40.0% for 2003.

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

Included in revenues are other revenues, consisting principally of fees from the Company’s mortgage financing services subsidiary. During 2003, these other revenues increased 1.8% to $11.5 million from $11.3 million for 2002. We provided mortgage financing services to approximately 2,700, or approximately 88%, of our home buyers during 2003 compared to approximately 2,400, or approximately 93%, of our home buyers during 2002.

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

Interest Expense. Our interest expense for 2003 decreased by 8.9% to $7.9 million from $8.7 million for 2002 principally as a result of having lower average borrowings outstanding and a lower average borrowing rate. During 2003, we paid $7.5 million of interest compared to $8.3 million of interest during 2002, a 9.6% decrease. Our average revolving line of credit borrowings outstanding decreased to $112.5 million for 2003 compared to $117.4 million for 2002. The weighted average borrowing rate for 2003 decreased to 5.9% from 6.2% for 2002. The amount of interest capitalized into our land and land development inventories decreased compared to the prior year due to higher sales volume which reduced our investment in land development inventories.

Provision for Income Taxes. Our income tax expense for 2003 increased to $21.2 million from $17.3 million for 2002. The Company’s annual effective tax rate decreased to 40.0% for 2003, from 41.4% for 2002 due to implementation of various tax planning strategies.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and our investment in land. We expect the cash flow from our sales in backlog and funds from our Senior Unsecured Revolving Credit Facility to allow us to meet our short-term cash obligations. The primary reasons that we could require additional capital are an expansion in our existing markets, expansion into new markets, expansion of our mortgage financing services subsidiary, or a purchase of a homebuilding company. See Business Risks – “Our business is cyclical and is significantly affected by changes in national and local economic, business and other conditions, most of which are beyond our control” contained in Item 7 of this Report. We believe that our current borrowing capacity and anticipated cash flows from operations should be sufficient to meet our liquidity needs during 2005.

Sources and Uses of Cash

For the Three Year Period Ended December 31, 2004

During 2004, we generated $20.2 million of cash flow from operations before expenditures on real estate inventories. Real estate inventories utilized $76.7 million of net cash because our investment in land and land development and other costs increased by $91.8 million as we added additional communities and increased our land inventories. We had fewer homes under construction during 2004 compared to 2003, which offset the increase in land inventories by $15.1 million. We used cash from operations together with approximately $65.2 million of net additional borrowings under our bank credit facility, primarily to finance the increase in real estate inventories.

During 2003, we generated $46.6 million of cash flow from operations before expenditures on real estate inventories. Our real estate inventories increased by $55.4 million because homes under construction increased by $14.9 million and land and land development and other costs increased by $40.5 million. We invested significantly in land and land development in order to replace communities that had sold out earlier than anticipated, to expand our presence in Louisville, Kentucky and to enter the Lexington, Kentucky market. We used cash from operations together with borrowings under our bank credit facility to finance the increase in real estate inventories.

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

Real Estate Inventories

Our real estate inventories at December 31, 2004 increased $89.7 million to $416.5 million compared to $326.8 million at December 31, 2003. Real estate inventories include land and land development costs, homes under construction, land held for sale and other building materials. As of December 31, 2004, land and land development costs increased to $307.7 million from $205.5 million as of December 31, 2003, homes under construction decreased to $102.2 million from $117.3 million on December 31, 2003 and other building material inventories decreased to $2.9 million from $3.9 million as of December 31, 2003. At December 31, 2004, land held for sale was $3.7 million. No land was held for sale at December 31, 2003. Our land and land development costs increased principally due to the increased number of sales communities.

We generally do not purchase land for resale. However, there are times when we own land that no longer fits into our development plans and that we offer for sale, primarily to other homebuilders and commercial developers.

We attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next three to six years. At December 31, 2004, we owned lots or land that we estimate could be developed into 14,728 lots, including 2,653 lots in Kentucky. Included in the 14,728 lots are 215 lots that we have determined no longer fit into our sales plans and that we are offering for sale to other home builders or commercial developers.

At December 31, 2004, we controlled, through option agreements or contingent contracts, land that we estimate could be developed into 6,059 additional lots, including 208 lots in Kentucky. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we control. The option agreements that we determined were more than likely to have the contingencies satisfied expire at various dates through 2013. During 2004, we exercised options to purchase lots or unimproved land that could be developed into 7,514 lots, including 1,606 lots in Kentucky. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

On December 31, 2004, we had 290 single family inventory homes, including 52 in Kentucky, in various stages of construction, representing an aggregate investment of $29.4 million, compared to 248 single family inventory homes, including 25 in Louisville, Kentucky, in various stages of construction, representing an aggregate investment of $18.0 million on December 31, 2003. We do not include inventory homes in sales or backlog.

Contractual Obligations

Note Payable, Banks. On December 3, 2003, we entered into a Second Amended and Restated $250.0 million Senior Unsecured Revolving Credit Facility (the “Facility”) that terminates on May 31, 2007. On June 30, 2004, the Facility was amended to increase the amount of the Facility to $300.0 million from $250.0 million. On February 1, 2005, the Facility was amended to increase the value of speculative inventory homes allowed from $30.0 million to $35.0 million for the period from December 31, 2004 through June 29, 2005. As of December 31, 2004, we were in compliance with the Facility covenants and had $33.8 million available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase, depending on our use of the proceeds of borrowings under the Facility.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 2.5% and is determined quarterly. The margin was 1.75% during all quarters in 2004. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. The weighted average interest rates for borrowings under the Facility for the years ended December 31, 2004 and 2003 were 4.7% and 5.9%, respectively. These rates include the cost of our interest rate swaps. Interest rates for 2004 decreased compared to 2003 due to a lower average borrowing rate resulting from a lower interest rate environment. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Report. For a more detailed description of the Facility, including restrictions on our business activities, see Note 7, Note Payable, Banks in the Notes to the Consolidated Financial Statements included herein.

Seller Financing. From time to time, we purchase land with seller financing. As of December 31, 2004, we held land for development that was partially financed with seller-provided term debt that had an outstanding balance of approximately $4.8 million.

Capital and Operating Leases. We believe the best use of our Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are generally financed through capital and operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were approximately $981,000 at December 31, 2004. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was approximately $15.0 million at December 31, 2004. For further information on our leases, see Note 9, Operating Lease Commitments, and Note 12, Related Party Transactions, in the Notes to the Consolidated Financial Statements included herein.

Land Purchase Commitments. On December 31, 2004, we had non-cancelable obligations to purchase residential lots and unimproved land at an aggregate cost of $792,000. We intend to purchase this land over the next year.

The following is a summary of our contractual obligations at December 31, 2004 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Term obligations:
Note payable, banks	$194,378		$194,378
Term debt	4,838	$3,988	850
Capital lease obligations	981	717	264
Operating leases	14,997	3,880	4,866	$2,516	$3,735
Land purchase commitments	792	792

Total contractual cash obligations	$215,986	$9,377	$200,358	$2,516	$3,735

Off Balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are liable for performance bonds of $45.3 million and irrevocable letters of credit of $7.3 million at December 31, 2004. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. From time to time, we selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of distributing developed lots to the partners in the entity. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interests. We receive our percentage interest in the lots developed in the form of capital distributions. At December 31, 2004, we had ownership interests in nine active joint ventures with ownership interests ranging from 33% to

50%. These joint ventures generally do not hold debt securities, except for seller requested financing arrangements upon purchasing the land for the joint ventures. In certain cases, we may be liable under debt commitments within the particular joint venture. As of December 31, 2004, we were party to one joint venture that finances its own development activities. We have guaranteed the obligations under the joint venture’s loan agreement up to $250,000, representing our one-half interest. At December 31, 2004, the joint venture did not have any loans outstanding. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements. See Note 6, Land Development Joint Ventures, in the Notes to the Consolidated Financial Statements included herein.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which may qualify as variable interest entities. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have determined that certain of these contracts are with variable interest entities and that we are the primary beneficiary, as defined in FIN 46R, of approximately $17.0 million of land option contracts or contingent purchase contracts. These contracts were consolidated in our Consolidated Balance Sheet at December 31, 2004 even though we do not have legal title to the land subject to these contracts. Of the $17.0 million, approximately $13.6 million relates to cancelable contracts for which the Company has determined that it is reasonably likely that it will complete the land or lot purchase. The remaining approximately $3.4 million relates to cancelable contractual obligations for which the Company has not yet determined whether it is reasonably likely that it will complete the land or lot purchase. Our exposure to loss is limited to option deposits, letters of credit and due diligence expenses, which were approximately $4.8 million at December 31, 2004.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. At December 31, 2004, we had approximately $51.3 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. Our good faith deposits and related due diligence costs on these contracts were approximately $3.6 million at December 31, 2004. In addition, approximately $2.3 million of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at December 31, 2004. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under the Facility. We are in the process of evaluating approximately $95.7 million of additional cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. At December 31, 2004, good faith deposits and related due diligence costs on these contracts were approximately $2.5 million. Good faith deposits and related due diligence costs are charged to earnings when we determine the purchase of the land or lots will not be completed.

We own a 49.9% interest in a consolidated title insurance agency, Alliance Title Agency, Ltd., that provides closing services for our Central Ohio homes. At December 31, 2004, our investment in the title insurance agency was approximately $138,000. We determined that the title insurance agency is a variable interest entity and consolidated it with our other homebuilding operations effective January 1, 2004.

In 1997, we entered into an agreement with an unaffiliated third party to sell and lease back certain homes for use as sales models. This agreement was amended on September 10, 2004, at which time 21 homes were sold and leased back for use as sales models. At December 31, 2004, we had 21 homes subject to a one-year lease which expires in September 2005 but which the Company, at its option, may continue on a month-to-month basis and five model homes subject to a month-to-month lease under this agreement. We have determined that these leases are not with a variable interest entity and rental obligations are properly classified as operating leases in our schedule of contractual obligations.

BRC is the owner of two office buildings that we lease under long term leases. We have no residual financial interest in these properties. We analyzed these leases with BRC and determined that BRC was not a variable interest entity requiring consolidation in our financial statements.

The following is a summary of our commercial commitments under off balance sheet arrangements at December 31, 2004 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments:
Letters of credit	$7,256	$7,177	$79
Performance bonds	45,302	42,011	2,782	$509
Guarantees	250	250
Cancelable land contracts	51,278	34,940	8,470	5,714	$2,154

Total commercial commitments	$104,086	$84,378	$11,331	$6,223	$2,154

Inflation and Other Cost Increases

We are not always able to reflect all of our cost increases in the prices of our homes because competitive pressures and other factors sometimes require us to maintain or discount those prices. While we attempt to maintain material, labor and subcontractor costs from the date a sales contract with a customer is accepted until the date construction is completed, we may incur unanticipated costs which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require us, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, we may incur additional costs to obtain subcontractors when certain trades are not readily available, which additional costs can result in lower gross profits. Periods of rapid price increases can result in lower gross profits.

Recently Issued Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 123R (“FAS 123R”), Share-Based Payment, which requires companies to expense the value of employee stock options and other similar awards. FAS 123R will be effective beginning July 1, 2005. We are currently reviewing the adoption and valuation methods available under FAS 123R. We do not expect its adoption to have a significant impact on our consolidated financial position or results of operations.

Critical Accounting Policies

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, including the related Notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to real estate inventories, warranty obligations, and construction costs for homes closed. We base these estimates on historical trends and experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Reserves to reduce our real estate inventories to net realizable value are recorded using several factors, including management’s plans for future operations, recent operating results and projected cash flows. These projected cash flows reflect assumptions related to expected future demand and market conditions. The adequacy of our reserves could be materially affected by changes in market conditions.

•	Estimates for construction costs for homes closed are recorded in the period when the related home is closed. These estimates are based on detailed budgets for each home and historical experience and trends. If actual costs change, significant variances may be encountered.

•	Reserves for the estimated cost of homes under warranty are recorded in the period in which the related home is closed and are based on historical experience and trends in actual warranty costs. Should actual warranty experience change, revisions to the estimated warranty liability would be required.

•	Estimates for the costs to complete land development are recorded upon completion of the related land development project. Estimates for land and land development costs are allocated to development phases based on the total number of lots expected to be developed within each community and are based on detailed budgets for the land development project and historical experience and trends. If actual costs or the total number of lots developed changes, significant variances may be encountered.

•	Estimates for capitalized overhead and interest costs are recorded in real estate inventories for interim financial reporting purposes. Annualized capitalization rates for indirect overhead and interest are determined by estimating the total current year projected development costs, indirect construction costs, interest, closings and ending inventory. If actual costs, closings or inventory levels change, significant variances to quarterly results may be encountered.

•	Self-insurance accruals are made for certain claims associated with workers’ compensation and medical benefits. These accruals include estimates that are based on assumptions about historical loss development factors and actual benefit costs. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated amounts.

•	We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We use an estimate of the annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. If circumstances change, our estimated annual effective tax rate could change, creating variances in quarterly results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004, we were a party to twelve interest rate swap contracts with an aggregate notional amount of $130 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. Our current intention is to maintain a range of 40% to 60% of our debt at a fixed interest rate. However, market conditions and timing effect the Company’s ability to maintain this balance between fixed and variable interest rates. Therefore, at any time, this percentage may be more or less depending on specific circumstances. At December 31, 2004 our level of fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was 67%. However, $20 million of interest rate swaps were scheduled to mature in January 2005 and our outstanding borrowings are expected to increase in early 2005, primarily due to the purchase and development of land. The combination of these two events is expected to bring our level of fixed rate debt back into the range we desire to maintain on a long-term basis. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Start Date	Maturity Date	Fixed Rate
$20 million	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10 million	Oct. 23, 2002	Oct. 4, 2005	3.16%
$10 million	Oct. 24, 2003	Oct. 2, 2006	2.85%
$10 million	Oct. 24, 2003	Jan. 2, 2007	2.87%
$10 million	Mar. 30, 2004	Apr. 2, 2007	2.47%
$10 million	Mar. 30, 2004	Apr. 2, 2007	2.51%
$10 million	May 7, 2004	Apr. 2, 2007	3.30%
$10 million	May 7, 2004	Apr. 2, 2007	3.30%
$10 million	May 9, 2003	Apr. 3, 2008	3.01%
$10 million	May 9, 2003	May 3, 2008	3.04%
$10 million	Sept. 8, 2004	Aug. 31, 2008	3.74%
$10 million	Sept. 8, 2004	Sept. 9, 2008	3.74%

$130 million

The following table presents descriptions of the financial instruments and derivative instruments that we held at December 31, 2004. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $130 million of the variable rate liabilities subject to interest rate derivatives is the contractual average pay rate plus the variable margin (1.75% at December 31, 2004). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities at December 31, 2004 and 2003 was $194.4 million and $129.2 million, respectively. The fair value of the derivatives at December 31, 2004 was an asset of $981,000 and at December 31, 2003 a liability of $1.9 million. We do not expect a gain to be realized from the $981,000 asset because we expect to retain the swap contracts to maturity. All dollar amounts are in thousands.

					TOTAL
	2005	2006	2007	2008	2004	2003
Liabilities
Variable rate			$194,378		$194,378	$129,220
Average interest rate*					4.73%	5.91%

Interest Rate Derivatives
Notional amount	$130,000	$100,000	$90,000	$40,000	$130,000	$110,000
Average pay rate	3.30%	3.08%	3.11%	3.38%	3.30%	4.02%
Average receive rate	1.59%	1.62%	1.63%	1.69%	1.59%	1.23%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we undertook an assessment of our internal control over financial reporting as of December 31, 2004, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, our management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dominion Homes, Inc.:

We have completed an integrated audit of Dominion Homes, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Dominion Homes, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio

March 11, 2005

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues	$541,970	$563,464	$491,706
Cost of real estate sold	422,327	428,508	376,753

Gross profit	119,643	134,956	114,953
Selling, general and administrative	77,936	74,006	64,492

Income from operations	41,707	60,950	50,461
Interest expense	8,236	7,903	8,675

Income before income taxes	33,471	53,047	41,786
Provision for income taxes	13,269	21,229	17,291

Net income	$20,202	$31,818	$24,495

Earnings per share
Basic	$2.53	$4.01	$3.36

Diluted	$2.47	$3.94	$3.28

Weighted average shares outstanding
Basic	7,993,369	7,931,600	7,282,900

Diluted	8,188,304	8,076,174	7,457,985

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$6,710	$5,025
Accounts receivable
Trade	1,080	217
Due from financial institutions for residential closings	3,441	2,316
Real estate inventories
Land and land development costs	307,682	205,543
Homes under construction	102,224	117,319
Land held for sale	3,726	—
Other	2,887	3,947

Total real estate inventories	416,519	326,809

Prepaid expenses and other	6,503	7,220
Deferred income taxes	2,685	5,781
Property and equipment, at cost	19,357	18,538
Less accumulated depreciation	(11,815)	(9,764)

Total property and equipment	7,542	8,774

Total assets	$444,480	$356,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,317	$17,765
Deposits on homes under contract	1,223	2,034
Accrued liabilities	44,846	30,104
Note payable, banks	194,378	129,220
Term debt	5,819	10,958

Total liabilities	255,583	190,081

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,517,061 shares issued and 8,226,515 shares outstanding on December 31, 2004 and 8,430,761 shares issued and 8,211,250 shares outstanding on December 31, 2003	64,875	66,890

Deferred compensation	(2,144)	(5,107)
Retained earnings	128,466	108,264
Accumulated other comprehensive income (loss)	586	(1,132)
Treasury stock, at cost (290,546 and 219,511 shares at December 31, 2004 and 2003, respectively)	(2,886)	(2,854)

Total shareholders’ equity	188,897	166,061

Total liabilities and shareholders’ equity	$444,480	$356,142

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Liability	Trust Shares
Balance, December 31, 2001	$31,850	$834	$(1,166)	$51,951	$(1,730)	$(172)	$81,567

Net income	—	—	—	24,495	—	—	24,495
Unrealized hedging loss, net of deferred taxes of $511	—	—	—	—	(730)	—	(730)

Comprehensive income	—	—	—	—	—	—	23,765

Shares awarded	60	—	—	—	—	—	60
Exercises of stock options	907	—	—	—	—	(848)	59
Issuance of common shares	27,351	—	—	—	—	—	27,351
Issuance of restricted stock awards	1,631	(1,631)	—	—	—	—	—
Change in value and vesting of restricted stock awards	—	234	—	—	—	—	234
Deferred compensation	—	(76)	21	—	—	—	(55)

Balance, December 31, 2002	61,799	(639)	(1,145)	76,446	(2,460)	(1,020)	132,981

Net income	—	—	—	31,818	—	—	31,818
Unrealized hedging gain, net of deferred taxes of ($995)	—	—	—	—	1,328	—	1,328

Comprehensive income	—	—	—	—	—	—	33,146

Shares awarded	59	—	—	—	—	—	59
Exercise of stock options	428	—	—	—	—	—	428
Repurchase of common shares	—	—	—	—	—	(1,834)	(1,834)

Issuance of restricted stock awards	2,912	(2,912)	—	—	—	—	—
Change in value and vesting of restricted stock awards	1,692	(516)	—	—	—	—	1,176
Deferred compensation	—	194	(89)	—	—	—	105

Balance, December 31, 2003	66,890	(3,873)	(1,234)	108,264	(1,132)	(2,854)	166,061

Net income	—	—	—	20,202			20,202
Unrealized hedging gain, net of deferred taxes of ($1,165)	—	—	—	—	1,718	—	1,718

Comprehensive income	—	—	—	—	—	—	21,920

Shares awarded	78	—	—	—	—	—	78
Exercises of stock options	442	—	—	—	—	(32)	410
Issuance of restricted stock awards	363	(363)	—	—	—	—	—
Change in value and vesting of restricted stock awards	(1,738)	2,456	—	—	—	—	718
Forfeitures of restricted stock awards	(1,160)	1,160	—	—	—	—	—
Deferred compensation	—	(437)	147	—	—	—	(290)

Balance, December 31, 2004	$64,875	$(1,057)	$(1,087)	$128,466	$586	$(2,886)	$188,897

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$20,202	$31,818	$24,495
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,043	4,271	3,645
Loss on impaired real estate inventories	4,813	480	1,797
Loss (gain) on fixed assets	186	(96)	—
Issuance of common shares for compensation	78	59	60
Deferred income taxes	1,931	125	(525)
Changes in assets and liabilities:
Accounts receivable	(1,988)	464	(115)
Real estate inventories	(76,660)	(55,365)	(33,697)
Prepaid expenses and other	1,419	(3,513)	520
Accounts payable	(8,448)	10,534	(2,252)
Deposits on homes under contract	(811)	(280)	(370)
Accrued liabilities	(240)	2,769	1,773

Net cash used in operating activities	(56,475)	(8,734)	(4,669)

Cash flows from investing activities:
Purchase of property and equipment	(1,109)	(8,262)	(861)
Proceeds from sale of property	—	4,521	—

Net cash used in investing activities	(1,109)	(3,741)	(861)

Cash flows from financing activities:
Payments on note payable, banks	(434,242)	(465,793)	(420,602)
Proceeds from note payable, banks	499,400	483,943	400,161
Payments on term debt	(4,597)	(1,163)	(1,341)
Payment of deferred financing fees	(250)	(839)	(713)
Payments on capital lease obligations	(1,452)	(1,363)	(883)
Proceeds from issuance of common shares	410	428	27,410
Common shares repurchased	—	(1,834)	—

Net cash provided by financing activities	59,269	13,379	4,032

Net change in cash and cash equivalents	1,685	904	(1,498)
Cash and cash equivalents, beginning of year	5,025	4,121	5,619

Cash and cash equivalents, end of year	6,710	$5,025	$4,121

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$2,721	$3,034	$5,602

Income taxes paid	$14,760	$21,942	$16,685

Supplemental disclosures of non-cash activities:
Land acquired with seller financing	$910	$9,069	$931

Capital lease obligations	$—	$—	$3,350

Consolidated real estate inventory not owned	$16,953	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1. Business Operations and Basis of Presentation:

Dominion Homes, Inc. (the “Company”) is a homebuilder with operations in Central Ohio and Louisville and Lexington, Kentucky. The Company was incorporated in October 1993 in anticipation of its initial public offering of common shares in March 1994. Prior to the initial public offering, the homebuilding operations were part of BRC Properties Inc. (“BRC”), formerly known as Borror Realty Company. BRC was incorporated in 1946 and started building homes in 1976. BRC owned 3,908,424 common shares of the Company, or approximately 47.5% of its outstanding common shares, at December 31, 2004.

On November 16, 1999, Dominion Homes, Inc. formed Dominion Homes Financial Services, Ltd. (“DHFS”) to provide mortgage-financing services, primarily to its customers. On December 30, 1999, the Company formed Dominion Homes of Kentucky, Ltd. (“DHK”) to own and operate the Company’s homebuilding operations in Kentucky. In 2001, the Company formed Alliance Title Agency of Kentucky, LLC (“Alliance Kentucky”) to provide title insurance and perform closings for its homes sold in Kentucky. In 2002, the Company created Dominion Homes Structural Warranty Company (“DHSW”) to insure its exposures to structural warranty commitments. DHFS is an Ohio limited liability company, DHK is a Kentucky limited partnership, Alliance Kentucky is a Kentucky limited liability company and DHSW is an Ohio limited liability company. Each of these entities is wholly-owned by the Company. The Company has evaluated its interests in Alliance Title Agency, Ltd. (“Alliance”) and based on the evaluation, the Company consolidated Alliance effective January 1, 2004. Alliance is an Ohio limited liability company of which the Company owns 49.9%, the maximum allowable under Ohio law, and provides title insurance for most of the Company’s home closings in Ohio. The accompanying consolidated financial statements include the accounts of the Company, DHFS, DHK, Alliance Kentucky, DHSW and Alliance. Inter-company transactions are eliminated in consolidation.

2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents: All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Real Estate Inventories: Real estate inventories are recorded at cost. Land and land development costs include capitalized acquisition related costs, capitalized interest, and real estate taxes. As each development phase is completed, certain land and land development costs, which are allocated to development phases based on the number of lots expected to be developed within each subdivision, are then allocated to individual lots. Homes under construction include land and land development costs, construction costs, capitalized interest and indirect costs related to development and construction activities. Indirect costs that do not relate to development and construction activities, including general and administrative expenses, are charged to expense as incurred.

Land held for sale includes land that no longer fits into the Company’s development plans and that the Company is currently marketing for sale. Land held for sale is valued at the lower of cost or fair value less costs to sell. Other inventories consist primarily of lumber and building supplies.

Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. The Company recognized an impairment loss, which is included in cost of real estate sold, of approximately $4,800,000, $480,000 and $1,797,000 on real estate inventories for the years ended December 31, 2004, 2003 and 2002, respectively.

Property and Equipment: Depreciation and amortization are recognized on the straight-line method at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of the assets range from three to forty years. Property and equipment includes assets subject to capital leases with a cost of $5,430,000 at December 31, 2004 and 2003 and related accumulated amortization of $4,867,000 and $4,074,000 at December 31, 2004 and 2003, respectively. Depreciation and amortization expense was $2,155,000, $2,522,000, and $2,946,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized and amortized. The asset cost and accumulated depreciation for assets sold or retired is removed, and any resulting gain or loss is reflected in operations.

The Company assesses the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. In 2004, the Company recognized an impairment loss of approximately $186,000. In 2003, the Company recognized an impairment loss of approximately $440,000 related to the abandonment of leasehold improvements in connection with the termination of leases offset by net gains on sale of assets of approximately $536,000.

Fair Value of Financial Instruments: The historical carrying amount of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value due to the short period of time to maturity or settlement. The fair value of the Company’s debt approximates the carrying value due to the interest terms being primarily variable. The fair values of our interest rate swaps, based on current rates, was an asset of approximately $981,000 at December 31, 2004 (included in prepaid expense and other assets in the Consolidated Balance Sheets) and a was a liability of approximately $1,903,000 at December 31, 2003 (included in a accrued liabilities in the Consolidated Balance Sheets).

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

Warranty Costs: The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was $1,179,000, $3,206,000 and $3,877,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Accrued warranty cost was $3,175,000 and $3,990,000 at December 31, 2004 and 2003, respectively.

A reconciliation of the changes in the warranty liability for the years ending December 31, are as follows:

	2004	2003
Balance at the beginning of the period	$3,990,000	$3,998,000
Accruals for warranties issued during the period	1,707,000	1,870,000
Accruals related to pre-existing warranties (including changes in estimates)	(528,000)	1,336,000
Settlements made (in cash or in kind) during the period	(1,994,000)	(3,214,000)

Balance at the end of the period	$3,175,000	$3,990,000

Income Taxes: The Company records income taxes on the liability method. This method requires the recognition of deferred income taxes for the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations based on enacted tax rates.

Revenue Recognition on Sales of Real Estate: The Company recognizes revenues from the sale of homes, including fees earned for mortgage financing and title services, at the time it conveys title to the buyer. Accounts receivable due from financial institutions represent payments to be received on completed closings.

Capitalization of Interest: The Company capitalizes interest costs during the land development and home construction periods. The capitalized interest is included in land and land development costs and homes under construction in the Consolidated Balance Sheets.

The following table summarizes the Company’s land development and home construction interest costs incurred, capitalized, expensed directly and charged to cost of real estate sold during the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Interest incurred	$9,726,000	$7,536,000	$8,339,000
Interest capitalized	(5,694,000)	(4,966,000)	(4,921,000)

Interest expensed directly	4,032,000	2,570,000	3,418,000
Previously capitalized interest charged to expense	4,204,000	5,333,000	5,257,000

Total interest expense	$8,236,000	$7,903,000	$8,675,000

Capitalized interest in ending inventory	$4,598,000	$3,108,000	$3,475,000

Derivative Instrument and Hedging Activities: Effective January 1, 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), as amended. FAS 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment, gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and then recognized in earnings when the hedged item matures or is deemed ineffective.

The Company’s policy is to formally document, at the inception of the derivative instrument, the relationship between the derivative instrument and the specific assets, liabilities, or future commitment being hedged, as well as its risk management objectives and strategies for undertaking the hedging transaction. The Company does not enter into derivatives for trading or speculative purposes.

On an ongoing basis, the Company monitors the effectiveness of hedging transactions to determine whether the derivative instruments are effective in offsetting the changes in cash flows of hedged items. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative instrument and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by FAS 133, is recognized immediately in earnings. If management would determine that a derivative instrument is not effective or that it has ceased to be an effective hedge, the Company would discontinue hedge accounting prospectively. This would occur when (1) management determines that offsetting changes in the fair value of cash flows of the hedged items are no longer effective; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designation of the derivative instrument as a hedged instrument is no longer appropriate. When hedge accounting is discontinued because a derivative instrument qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the derivative instrument at the time of termination remains in accumulated other comprehensive income or loss and is recognized as an adjustment to earnings over the original contract term. In all other situations in which hedge accounting is discontinued, the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current earnings.

Deferred Financing Costs: Fees and costs incurred in connection with financing agreements are capitalized as other assets and amortized over the terms of the respective agreements. As of December 31, 2004 and 2003, these capitalized fees, presented in prepaid expenses and other in the Consolidated Balance Sheets, were approximately $672,000 and $954,000, respectively. Amortization expense was $528,000, $536,000 and $752,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

Advertising Costs: The Company expenses advertising costs when incurred. Advertising expense was $6,360,000, $5,809,000 and $4,592,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation: The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the Company’s stock option awards are granted at prices not less than the fair-market value of the shares at the date of grant, no compensation expense is currently recognized for these awards.

Compensation expense related to restricted share awards is determined at the date of grant and adjusted for changes in the fair value of the restricted shares until the performance criteria, if applicable are met. The fair value of restricted share awards is initially recorded as unearned compensation expense and is then amortized on a straight line basis over the vesting period. The unearned compensation expense related to such restricted share awards was $2,055,000 and $5,308,000 at December 31, 2004 and 2003, respectively and is reflected as a reduction of shareholders’ equity.

Had compensation expense for stock options been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share for the years ended December 31, 2004, 2003 and 2002, would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$20,202,000	$31,818,000	$24,495,000
Add stock based compensation expense included in reported net income, net of related tax effects	429,000	703,000	140,000
Deduct stock based compensation expense determined using the fair value method, net of related tax effects	(874,000)	(839,000)	(310,000)

Pro forma net income	$19,757,000	$31,682,000	$24,325,000

Earnings per share
Basic as reported	$2.53	$4.01	$3.36
Basic pro forma	$2.47	$3.99	$3.34
Diluted as reported	$2.47	$3.94	$3.28
Diluted pro forma	$2.41	$3.92	$3.26

The weighted average fair value of options granted during 2004, 2003 and 2002 was $14.51, $14.36 and $11.73, respectively. In determining the pro forma amount of stock-based compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 70% in 2004, 60% in 2003, and 50% in 2002; risk-free interest rates of 3.5%, 4.8% and 4.6% for 2004, 2003 and 2002, respectively; and an expected life ranging from 5 to 6 years.

Segment Information: The Company’s homebuilding operations, which are conducted in Ohio and Kentucky, have similar characteristics including the product offerings, pricing and margins and as such, have been aggregated. The Company’s mortgage and title operations directly support its core homebuilding operations and services to outside parties are rare. Therefore, the mortgage and title operations and the homebuilding operations have been aggregated into one reportable segment – the homebuilding segment.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Recently Issued Accounting Pronouncement: In December 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 123R (“FAS 123R”), Share-Based Payment, which requires companies to expense the value of employee stock options and other similar awards. FAS 123R will be effective beginning July 1, 2005. The Company is currently reviewing the adoption and valuation methods available under FAS 123R. The Company does not expect the adoption of FAS 123R to have a significant impact on its consolidated financial position or results of operations.

3. Adoption of Accounting Pronouncement:

Effective January 1, 2004, the Company adopted FASB Interpretation No. 46R (“FIN 46R”), which requires existing unconsolidated variable interest entities acquired before February 1, 2003 to be consolidated by their primary beneficiaries, if the entities do not effectively disperse risks among the parties involved.

The Company has evaluated all of its existing joint venture agreements, and has determined that none of the joint ventures are variable interest entities. Therefore, the Company has not consolidated any of its joint venture agreements pursuant to the requirements of FIN 46R. The Company has evaluated its land option contracts and determined that it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the land subject to the option contracts, for those land option contracts for which the Company is the primary beneficiary, the Company is required to consolidate the land subject to the option contracts. The consolidation of the land subject to these option contracts had the effect of increasing real estate inventories by approximately $16,953,000 with a corresponding increase to accrued liabilities in the accompanying balance sheet as of December 31, 2004. The liabilities represent the difference between the exercise price of the land option contracts and the Company’s deposits. The Company’s maximum exposure to loss on the consolidated $16,953,000 of land is limited to option deposits, letters of credit and due diligence expenses of approximately $4,754,000 at December 31, 2004.

The Company has evaluated its interests in Alliance Title Agency, Ltd. (“Alliance”) and, based on this evaluation, the Company consolidated Alliance effective January 1, 2004. There were assets of approximately $648,000 related to Alliance included in the Consolidated Balance Sheets at December 31, 2004. Alliance is an Ohio limited liability company of which the Company owns 49.9%, the maximum allowable under Ohio law, and provides title insurance for most of the Company’s home closings in Ohio.

4. Earnings Per Share:

A reconciliation of weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	2004	2003	2002
Weighted average shares – basic	7,993,369	7,931,600	7,282,900
Common share equivalents	194,935	144,574	175,085

Weighted average shares – diluted	8,188,304	8,076,174	7,457,985

Common share equivalents include stock options and restricted common shares. Restricted common shares are included in common share equivalents when performance contingencies are achieved. As of December 31, 2004, 2003 and 2002 there were 15,000, 13,484, and 2,346 options, respectively, which were antidilutive and have been excluded from the respective diluted earnings per share calculations above.

5. Land Purchase Commitments:

Purchase contracts for residential lots and unimproved land in Central Ohio and Kentucky at December 31, 2004 and 2003 were as follows:

	2004	2003
Number of expected lots	24	79

Purchase price	$792,000	$1,536,000
Less deposits or guarantees	—	(150,000)

Net land purchase commitments	$792,000	$1,386,000

At December 31, 2004, the Company had non-cancelable obligations to purchase residential lots and unimproved land at an aggregate cost of $792,000. The Company intends to purchase this land during 2005.

At December 31, 2004, the Company also had cancelable contractual obligations to purchase residential lots and unimproved land. Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which its obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. At December 31, 2004, the Company had approximately $51,278,000 of cancelable contractual obligations for which the Company determined it is reasonably likely that it will complete the land or lot purchase. Good faith deposits and related due diligence costs on these contracts were approximately $1,773,000 and $1,796,000, respectively, at December 31, 2004. In addition, approximately $2,265,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at December 31, 2004. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, the Company expects to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations.

Cancelable contractual obligations for which the Company has determined that it is reasonably likely that it will complete the land or lot purchase in the following years are as follows:

Year	Cancelable Contracts
2005	$34,940,000
2006	7,889,000
2007	581,000
2008	2,576,000
2009	3,138,000
Thereafter	2,154,000

$51,278,000

At December 31, 2004, the Company was in the process of evaluating approximately $95,664,000 of additional cancelable contractual obligations for which it has not yet determined whether it is reasonably likely that it will complete the land or lot purchase. At December 31, 2004, good faith deposits and related due diligence costs on these contracts were approximately $1,528,000 and $971,000 respectively. Good faith deposits and related due diligence costs are charged to earnings when the Company determines the purchase of the land or lots will not be completed.

In addition, as a result of the application of FIN 46R, the Company consolidated approximately $16,953,000 of land subject to option contracts for which the Company is the primary beneficiary at December 31, 2004. Of this amount, approximately $13,528,000 relates to cancelable contracts for which the Company has determined that it is reasonable likely that it will complete the land or lot purchase. The remaining approximately $3,425,000 relates to cancelable contractual obligations for which the Company has not yet determined whether it is reasonably likely that it will complete the land or lot purchase. At December 31, 2004, good faith deposits and related due diligence costs on these contracts were approximately $300,000 and $22,000, respectively. In addition, approximately $4,432,000 of irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at December 31, 2004.

6. Land Development Joint Ventures:

The Company has equity interests, generally ranging from 33% to 50%, in joint venture partnerships and limited liability companies that are engaged in land development activities. The Company accounts for these investments using the equity method. Development costs of the joint ventures generally are funded by the participants. The participants in the joint ventures acquire substantially all of the developed lots and fund the development costs in proportion to their equity interests. The Company evaluates the recoverability of its investments in joint ventures using the same criteria as for other real estate inventories. The Company’s investment in joint ventures, which is included in land and land development costs, was $12,368,000 and $14,056,000 at December 31, 2004 and 2003, respectively.

In certain cases, the Company may be liable under debt commitments within a particular joint venture. At December 31, 2004, the Company was party to one joint venture that financed its own development activities. The Company has guaranteed this joint venture’s loan agreement up to $250,000, representing its one-half interest in this joint venture. This joint venture’s development activity is expected to last approximately one more year, by which time the developed lots will have been distributed to the Company and the other joint venture partners and the Company’s guarantee terminated. At December 31, 2004, this joint venture did not have any loans outstanding.

Summary financial information representing 100% of joint venture assets, liabilities and equity as of December 31, 2004 and 2003, are set forth below:

	2004	2003
Land and land under development	$25,541,000	$34,579,000
Other assets	815,000	1,383,000

Total assets	$26,356,000	$35,962,000

Liabilities	$1,150,000	$3,870,000
Partners’ equity	25,206,000	32,092,000

Total liabilities and partners’ equity	$26,356,000	$35,962,000

The revenues, expenses and net income or loss from joint ventures are not material to the Company’s results of operations.

7. Note Payable, Banks:

On December 3, 2003, the Company entered into a Second Amended and Restated $250,000,000 Credit Agreement evidencing the Company’s Senior Unsecured Revolving Credit Facility (the “Facility”) that terminates on May 31, 2007. On June 30, 2004, the Facility was amended to increase the amount of the Facility to $300,000,000 from $250,000,000. On February 1, 2005, the Facility was amended to increase the value of speculative inventory homes allowed from $30,000,000 to $35,000,000 for the period from December 31, 2004 through and including June 29, 2005.

As of December 31, 2004 the Facility, as amended, contained the following significant provisions:

•	a limit on aggregate borrowings and letters of credit to the lesser of $300,000,000 or the availability under the borrowing base;

•	the Company has the option to use a combination of either of the following methods to price the revolving line of credit: (a) the bank’s prime rate of interest or (b) a Eurodollar rate of interest plus a variable margin that ranges from 1.75% to 2.50%;

•	with certain exceptions, other borrowings may not exceed the aggregate principal sum of $25,000,000 plus up to $25,000,000 mortgage warehouse financing;

•	the Company may not become liable for contingent liabilities, with certain exceptions;

•	the Company may not exceed $10,000,000 of annual operating lease rentals;

•	the Company may not acquire in excess of $10,000,000 of its own shares;

•	the Company may not pay dividends during any calendar year in excess of fifty percent of its consolidated net income after taxes for such year;

•	the Company may not change its chief executive officer;

•	the Company is restricted from making certain investments, loans or advances, including more than an aggregate of $2,000,000 to its mortgage financing services subsidiary, an aggregate of $2,000,000 to purchasers of land owned by the Company and an aggregate of $2,000,000 to its insurance subsidiaries;

•	the Company must maintain a tangible net worth of not less than $110,000,000 plus 50% percent of annual net income after taxes beginning with the fiscal year ending December 31, 2003;

•	the Company has agreed to maintain the following ratios: (a) total liabilities to tangible net worth (leverage ratio) of not greater than 2.25 to 1.00 at all times, (b) a ratio of uncommitted land holdings to tangible net worth not greater than 1.75 to 1.00 at all times, (c) interest coverage ratio of not less than 2.25 to 1.00 determined quarterly and based upon the preceding twelve months;

•	the Company may not purchase land not zoned for residential development in excess of $15,000,000;

•	the Company may not permit: (a) the value of its speculative inventory homes to exceed $30,000,000 ($35,000,000 from December 31, 2004 through and including June 29, 2005), (b) its foundation inventories to exceed 275 homes or $12,000,000 and (c) its model homes to exceed $8,500,000;

•	the Company may not incur a loss in any five consecutive quarters;

•	the Company may not, without lender approval, exceed the aggregate sum of $25,000,000 for investments outside of its existing markets, and the Company may not invest more than $15,000,000 in any “start up market” outside of its existing markets;

•	the Company has agreed to enter into interest rate contracts in the notional amount of fifty percent of the outstanding borrowings in the event the Eurodollar rate (without regard to the variable margin) becomes 8.50% per annum or greater.

The Facility provides for a variable rate of interest on its borrowings. In order to reduce the risks caused by interest rate fluctuations, the Company has entered into interest rate swap contracts that fix the interest rate on a portion of its borrowings under the Facility. As of December 31, 2004, the Company had fixed the interest rate on 67%, or $130,000,000, of bank borrowings using interest rate swap contracts. See Note 10 Derivative Instruments and Hedging Activities to the Consolidated Financial Statements for further information regarding interest rate swap contracts.

As of December 31, 2004, the Company was in compliance with the Facility covenants and had $33,764,000 available to borrow under the Facility, after adjustment for borrowing base limitations. Borrowing availability could increase, depending on the use of proceeds of borrowings under the Facility. Amounts outstanding under the Facility and its predecessor credit facility referred to above were $194,378,000 and $129,220,000 as of December 31, 2004 and 2003, respectively.

The Company had $7,256,000 in irrevocable letters of credit and $45,302,000 of performance bonds outstanding at December 31, 2004. The letters of credit and performance bonds were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for land purchase commitments. The Company does not anticipate incurring any liabilities with respect to the letters of credit and performance bonds.

Information regarding the bank borrowings is summarized as follows:

	2004	2003	2002
Borrowings outstanding:
Maximum amount	$220,556,000	$131,851,000	$143,270,000
Average amount	$186,457,000	$112,456,000	$117,448,000
Weighted average daily interest rate during the year*	4.7%	5.9%	6.2%
Interest rate at December 31*	4.7%	5.2%	6.4%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

8. Term Debt:

Term debt consisted of the following as of December 31:

	2004	2003
Mortgage notes due at various dates through December 2007 at interest rates ranging from 1.50% to 10.75%, collateralized by land with a book value of $7,000,000 and $12,200,000 at December 31, 2004 and 2003, respectively.	$4,838,000	$8,526,000
Capital lease obligations due in installments through June 2007	981,000	2,432,000

Total term debt	$5,819,000	$10,958,000

Term debt matures in years subsequent to December 31, 2004 as follows:

	Term Debt	Capital Leases	Total
2005	$3,988,000	$750,000	$4,738,000
2006	—	263,000	263,000
2007	850,000	23,000	873,000

	4,838,000	1,036,000	5,874,000
Less amounts representing interest	—	(55,000)	(55,000)

	$4,838,000	$981,000	$5,819,000

9. Operating Lease Commitments:

Rent expense charged to operations is primarily for office facilities, vehicles, model homes and model furniture and computer and office equipment, including month-to-month leases and non-cancelable commitments. Rent expense amounted to $4,297,000, $3,135,000, and $3,401,000 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 12 Related Party Transactions to the Consolidated Financial Statements for additional information related to our office facility leases.

Minimum rental commitments due under non-cancelable operating leases are as follows:

Year	Minimum Rentals
2005	$3,880,000
2006	3,007,000
2007	1,859,000
2008	1,429,000
2009	1,087,000
Thereafter	3,735,000

$14,997,000

10. Derivative Instruments and Hedging Activities:

The Company has entered into various interest rate swap agreements which effectively convert variable interest rates to fixed interest rates on approximately $130 million of outstanding debt at December 31, 2004. The interest rate swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value and included in prepaid expenses and other or accrued liabilities in the Consolidated Balance Sheets. The related gain or loss is deferred, net of tax, in shareholders’ equity as accumulated other comprehensive income (loss). Changes in the fair value of the interest rate swaps are recognized as a change in accumulated other comprehensive income (loss) until such time as the interest rate swaps mature or are terminated. Accumulated other comprehensive income (loss) is reflected as a component of shareholders’ equity in the Consolidated Balance Sheets. At December 31, 2004, the Company recorded a $981,000 asset related to interest rate swaps, which is included in prepaid expenses and other in the Consolidated Balance Sheets. At December 31, 2003, the Company recorded a $1,903,000 liability related to interest rate swaps, which is included in accrued liabilities in the Consolidated Balance Sheets. During 2004, the Company recorded $1,718,000, net of tax, of other comprehensive income related to the increase in value of interest rate swaps.

During 2004, 2003 and 2002, all interest rate swaps were considered effective hedges and no gains or losses were recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value of measuring effectiveness.

Interest rate swaps outstanding at December 31, 2004 consisted of the following:

Notional Amount	Start Date	Maturity Date	Fixed Rate
$20,000,000	Jan. 12, 2001	Jan. 12, 2005	5.58%
$10,000,000	Oct. 23, 2002	Oct. 4, 2005	3.16%
$10,000,000	Oct. 24, 2003	Oct. 2, 2006	2.85%
$10,000,000	Oct. 24, 2003	Jan. 2, 2007	2.87%
$10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.47%
$10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.51%
$10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
$10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
$10,000,000	May 9, 2003	Apr. 3, 2008	3.01%
$10,000,000	May 9, 2003	May 3, 2008	3.04%
$10,000,000	Sept. 8, 2004	Aug. 31, 2008	3.74%
$10,000,000	Sept. 8, 2004	Sept. 9, 2008	3.74%

$130,000,000

The fixed interest rates noted for the above interest rate swaps do not reflect a variable margin that the Company pays to the lender based on the Company’s interest coverage ratio, as defined in the Facility. The variable margin ranges from 1.75% to 2.50% and is determined quarterly. The variable margin was 1.75% throughout all four quarters during 2004.

11. Income Taxes:

The provision for income taxes consists of the following for the years ended December 31:

	2004	2003	2002
Current:
Federal	$9,284,000	$17,136,000	$13,750,000
State and local	2,054,000	3,968,000	4,066,000

	11,338,000	21,104,000	17,816,000

Deferred:
Federal	1,371,000	101,000	(409,000)
State	560,000	24,000	(116,000)

	1,931,000	125,000	(525,000)

Provision for income taxes	$13,269,000	$21,229,000	$17,291,000

The components of the net deferred tax asset at December 31 are as follows:

	2004	2003
Assets:
Accrued expenses	$2,739,000	$4,583,000
Unrealized hedging loss	—	771,000
Deferred gain	139,000	172,000
Valuation reserves	675,000	383,000

Gross deferred tax assets	3,553,000	5,909,000

Liabilities:
Property and equipment	(474,000)	(70,000)
Unrealized hedging gain	(394,000)	—
Other	—	(58,000)

Gross deferred tax liabilities	(868,000)	(128,000)

Net deferred income taxes as recorded on the balance sheet	$2,685,000	$5,781,000

A reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is summarized below for the years ended December 31:

	2004	2003	2002
Statutory income tax rate	35.0%	35.0%	35.0%
Permanent differences	0.7%	0.3%	0.8%
State and local taxes, net of federal benefit	5.1%	5.0%	6.4%
Other	(1.2)%	(0.3)%	(0.8)%

Effective income tax rate	39.6%	40.0%	41.4%

12. Related Party Transactions:

The Company leases from BRC two office buildings in Central Ohio. The first office building is approximately 40,000 gross square feet (37,557 net rentable square feet) and the lease commenced January 1, 1998. The lease has a term of twelve years and a triple net rental rate of $12.00 per square foot. The lease provides two options for the Company to renew for periods of five years each at then-current market rates. The rental rate for the building was established by an MAI appraiser commissioned by a committee comprised solely of independent members of the Company’s Board of Directors and confirmed in a review by a second MAI appraiser. Lease expense was approximately $451,000 for the years ended December 31, 2004, 2003 and 2002.

The second office building is approximately 35,000 gross square feet (33,260 net rentable square feet) and the lease commenced November 1, 2003. The lease has a term of fifteen years and a triple net rental rate per square foot of $12.58 for the first five years, $13.18 for the second five years and $13.83 for the last five years. The lease also provides for two options for the Company to renew for periods of five years each at then-current market rates. During 2002, the Company purchased land and contracted to build this second corporate office building. On October 31, 2003, the Company sold the corporate office building to BRC for approximately $4.5 million and leased it back. The sales price approximated the cost of the land and building. The terms of the sale and leaseback were negotiated based on bids from multiple third parties, reviewed by an MAI appraiser and approved by a committee comprised solely of independent members of the Company’s Board of Directors. Lease expense was approximately $419,000 for 2004 and approximately $70,000 for the two months the building was in service during 2003.

During the years ended December 31, 2003 and 2002, the Company leased commercial space from BRC amounting to $230,000 and $237,000 for each year, respectively. BRC sold the commercial space to a third party on November 3, 2003. Prior to January 1, 2004, the Company moved its operations from this space and consolidated the operations in its second office building.

BRC reimbursed the Company approximately $9,000 in 2004, $8,000 in 2003, $10,000 in 2002 for miscellaneous services performed by Company personnel.

During 2004, the Company purchased approximately $152,000 of merchandise from a vendor, of which a member of the Company’s Board of Directors is an executive officer and shareholder.

For the years ending December 31, 2003 and 2002, the Company acquired printing services from a company principally owned by members of the Borror family amounting to approximately $115,000 and $143,000 for each year respectively. As of December 31, 2003, the Borror family no longer retained an ownership interest in that company.

13. Retirement Plans:

The Company offers a retirement plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Full-time employees are eligible to become a participant in the retirement plan on the first day of a calendar quarter, following at least 30 days of service. Part-time employees are generally eligible to become a participant in the retirement plan on the first day of a calendar quarter after the 12 month period beginning on the date of hire. The Company matches 100% of the first 3% and 50% of the next 2% of employee voluntary deferrals of compensation. The Company’s contributions to the plan amounted to $1,258,000, $988,000 and $671,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Alliance also offers a retirement plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code, which covers substantially all employees after one year of service. Alliance matches 100% of the first 6% of employee voluntary deferrals of compensation. Alliance also contributes 2% of employee compensation, regardless of the level of employee voluntary deferrals, for all participants employed as of December 31 of each year. Alliance’s contributions to the plan amounted to $71,000 for the year ended December 31, 2004. The results of operations and balance sheet of Alliance are consolidated with the Company effective January 1, 2004.

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

In May 2003, the Company adopted the Dominion Homes, Inc. 2003 Stock Option and Incentive Equity Plan (“the 2003 Plan”). The 2003 Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of performance awards of common shares, restricted common shares, incentive stock options, non-qualified stock options and stock appreciation rights for the purpose of attracting, motivating and retaining employees and eligible directors. The 2003 Plan provides for discretionary grants to employees of the Company and annual non-discretionary stock option grants to purchase 2,500 shares of stock to each non-employee director. A maximum of 500,000 common shares have been reserved for issuance under the 2003 Plan and, as of December 31, 2004, the Plan had 232,200 common shares available to be issued. During any single plan year, a plan participant may not be granted stock appreciation rights affecting more than 50,000 shares allocated to the 2003 Plan. The 2003 Plan provides that grants shall include certain terms and conditions and be subject to certain restrictions as provided for under applicable provisions of the Internal Revenue Code and federal securities laws.

In May 2004, the Company amended the 2003 Plan to prohibit the Company from repricing stock options without shareholder approval, and to provide that no more than a deminimus number of awards granted under the Plan will constitute (i) options with an exercise price below fair market values, (ii) time-based restricted shares that vest in less than three years, or (iii) performance-based restricted shares that vest in less than one year. In addition, in June 2004 the Company amended the 2003 Plan to reduce the Company’s obligation to plan participants with respect to excess parachute payments in the event of a change in control of the Company.

Grants of options to purchase common shares have an exercise price that is equal to the fair market value of common shares on the grant date (110% of fair market value for 10% shareholders) and are subject to vesting periods ranging from three to five years. Regardless of the vesting period, all options must be exercised within ten years of the grant date (five years for 10% shareholders). Vesting is accelerated in the event of a change in control as defined in the 1994 Plan and the 2003 Plan.

A summary of the Company’s stock options as of December 31, 2004, 2003 and 2002, respectively, and changes during the years then ended is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	229,100	$14.52	170,100	$5.83	402,600	$4.65
Granted	88,000	$22.37	117,500	$23.51	7,500	$22.05
Cancelled or forfeited	(16,000)	$23.01	—	—	(500)	$4.75
Exercised	(69,000)	$6.60	(58,500)	$7.26	(239,500)	$4.35

Outstanding at end of year	232,100	$19.26	229,100	$14.52	170,100	$5.83

Options exercisable at end of year	99,098	$14.84	118,100	$6.21	158,100	$5.68

The following table summarizes information about stock options outstanding at December 31, 2004:

Year Issued	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
1996	$3.25	25,600	2 Years	25,600
1997	$4.75	13,500	3 Years	13,500
1999	$7.50	10,000	5 Years	10,000
2002	$22.05	2,500	8 Years	2,500
2003	$17.34-$24.24	92,500	9 Years	32,498
2004	$20.00-$28.20	88,000	10 Years	15,000

		232,100		99,098

Restricted common shares issued pursuant to the 1994 Plan and the 2003 Plan are not fully vested until any relevant performance and/or employment criteria are met. Holders of restricted common shares are entitled to vote and receive dividends.

The following table summarizes information about restricted common shares outstanding at December 31, 2004:

Year Issued	Number Outstanding	Vesting Period	Performance Criteria
2000	30,000	5 years	Company net worth (as defined) exceeds $100 million
2001	30,000	5 years	Company net worth (as defined) exceeds $100 million
2002	50,000	5 years	Company net worth (as defined) exceeds $175 million
2003	60,000	3 years	Company book value per share (as defined) exceeds $30
2004	15,000	5 years	None

	185,000

The following table presents changes in the Company’s restricted common shares for the years ended December 31, 2004, 2003 and 2002:

	2004		2003	2002
Outstanding at beginning of year	255,000		160,000	60,000
Granted	15,000		95,000	100,000
Cancelled or forfeited	(70,000)		—	—
Redeemed	(15,000	)(a)	—	—

Outstanding at end of year	185,000		255,000	160,000

(a)	During 2004, the Company accelerated the vesting period of 15,000 restricted common shares issued to a former executive as part of his separation agreement with the Company.

The Company recognized compensation expense related to restricted common shares of $718,000, $1,176,000 and $234,000 for the years ending December 31, 2004, 2003 and 2002, respectively. The unearned compensation related to restricted common shares was $2,055,000 and $5,308,000 at December 31, 2004 and 2003, respectively, and is reflected as a reduction of shareholders’ equity.

Executive Deferred Compensation

On October 29, 1997, the Board of Directors approved an Amended and Restated Executive Deferred Compensation Plan for directors and certain executives. Under this plan, participants may elect to defer a portion of their compensation (up to 20% of total base and bonus for employees and 100% of director fees). At December 31 of each year, the Company provides a matching contribution of 25% of the amount deferred in a given year by a participant, provided that the Company’s matching contribution will not exceed $2,500 per participant in any year. The Company’s matching contribution vests in 20% increments over a five-year period, subject to accelerated vesting upon a change in control as defined in the Executive Deferred Compensation Plan. The Company’s matching contribution becomes 100% vested as of the date on which the sum of participant age and years of service with the Company equals 65. Under the plan, participant and Company matching contributions are used to acquire actual common shares of Company stock in the open market. These common shares of Company stock are held and voted by the trustee pursuant to a Rabbi Trust Agreement.

The Company recognized compensation expense related to the Amended and Restated Executive Deferred Compensation Plan of $184,000, $140,000 and $179,000 for the years ending December 31, 2004, 2003 and 2002, respectively. The deferred compensation liability related to the Amended and Restated Executive Deferred Compensation Plan was $998,000 and $1,435,000 at December 31, 2004 and 2003, respectively, and is reflected as a component of shareholders’ equity.

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

During 2001, the Company determined it was probable that adjusted shareholders’ equity would likely exceed $100,000,000 during the term of employee participation in the plan. Accordingly, the Company began to accrue a pro rata share of the total estimated benefit of $4,959,000 over the minimum ten-year term of participation required to earn the benefit. The Company expensed $328,000 related to the Split Dollar Plan for the year ended December 31, 2002.

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

Supplemental Executive Retirement Plan

Effective January 1, 2003, the Company established a non-qualified Supplemental Executive Retirement Plan (“the SERP”) that provides retirement benefits to covered employees. A participant qualifies for the retirement benefits under the SERP if the participant terminates employment, other than because of death, after: (1) participating in the plan for at least 6 years, (2) the Company’s net worth exceeds $100,000,000 or a higher amount as specified in their participation agreement, or (3) a change in control (as defined in the SERP) occurs, and if the participant’s termination: a) occurred after the participant’s retirement age (age 55), b) was for good reason (as defined in the SERP), regardless of the participant having reached retirement age, or c) was without cause (as defined in the SERP), regardless of the participant having reached retirement age. The amount of the benefit is determined on account balances established for each participant to which the Company makes a discretionary annual credit.

In June 2004, the Company amended the SERP to clarify that (1) at distribution, a participant may elect to receive the value of his or her account either in cash or by receipt of any insurance policy purchased by the Company as a source of the participant’s Retirement Plan benefit, and (2) a participant will be fully and immediately vested in his or her account in the event that the SERP is terminated.

Upon a participant satisfying the qualification requirements, the Company is required to make a lump sum distribution to the participant equal to the value of the participants’ account. If for any reason the above criteria are not met, any accrued benefits will be recognized as income at that time. The Company expensed $185,000 and $329,000 related to the SERP for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, $1,191,000 and $1,006,000, respectively, were accrued under the SERP.

The Company purchased cost recovery life insurance on the lives of the participants in the SERP. The Company is the sole owner and beneficiary of such policies. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the SERP if assumptions made as to policy earnings are realized. As of December 31, 2004 and 2003, the cash surrender value of these policies was $2,075,000 and $1,879,000, respectively.

15. Contingencies:

The Company is involved in various legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

16. Quarterly Financial Data (Unaudited):

(in thousands except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues:
2004	$115,672	$148,181	$162,623	$115,494
2003	$103,985	$139,974	$153,188	$166,317
Gross profit:
2004	$28,248	$32,756	$36,240	$22,399
2003	$24,939	$33,456	$36,697	$39,864
Income before income taxes:
2004	$7,925	$10,491	$12,879	$2,176
2003	$7,931	$13,738	$15,279	$16,099
Net income:
2004	$5,038	$6,639	$7,502	$1,023
2003	$4,838	$8,215	$9,137	$9,628
Basic earnings per share:
2004	$0.63	$0.83	$0.94	$0.13
2003	$0.61	$1.04	$1.16	$1.21
Diluted earnings per share:
2004	$0.62	$0.81	$0.91	$0.12
2003	$0.59	$1.03	$1.13	$1.19

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Report (“Disclosure Controls”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Report, the Company’s Disclosure Controls were effective for the purpose of ensuring that information required to be disclosed by the Company under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified within the Securities and Exchange Commission’s rules and forms; and (2) accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Part II, Item 8 of this Report entitled “Financial Statements and Supplementary Data.”

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3), the information contained under the captions “Proposal 1 - Election Of Directors”, “Information About Our Executive Officers and Compensation Matters”, “Report of the Audit Committee”, Information Concerning Our Board of Directors and Corporate Governance Matters”, and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3), the information contained under the caption “Information About Our Executive Officers and Compensation Matters” and “Information Concerning Our Board of Directors and Corporate Governance Matters - Compensation of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the Report of the Compensation Committee of the Company’s Board of Directors on executive compensation nor the share price performance graph included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005 shall be deemed to be incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with General Instruction G(3), the information contained under the captions “Voting Rights and Principal Shareholders”, and “Information About Our Executive Officers and Compensation Matters - Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3), the information contained under the caption “Certain Relationships And Related Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3), the information contained under the caption “Selection of Auditors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, is incorporated herein by reference.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, together with the notes thereto.

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

Date: March 16, 2005	Dominion Homes, Inc.

	By:	/s/ Douglas G. Borror
Douglas G. Borror,
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Donald A. Borror*	Chairman Emeritus	March 16, 2005
Donald A. Borror

/s/ Douglas G. Borror	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2005
Douglas G. Borror

Terrence R. Thomas*	Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005
Terrence R. Thomas

David S. Borror*	Corporate Executive Vice President and Director	March 16, 2005
David S. Borror

David P. Blom*	Director	March 16, 2005
David P. Blom

R. Andrew Johnson*	Director	March 16, 2005
R. Andrew Johnson

Gerald E. Mayo*	Director	March 16, 2005
Gerald E. Mayo

Carl A. Nelson, Jr.*	Director	March 16, 2005
Carl A. Nelson, Jr.

Zuheir Sofia*	Director	March 16, 2005
Zuheir Sofia

C. Ronald Tilley*	Director	March 16, 2005
C. Ronald Tilley

* By:	/s/ Douglas G. Borror
Douglas G. Borror, Attorney-in-fact

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Corporate Exchange and Subscription Agreement dated January 20, 1994, between Borror Corporation and Borror Realty Company.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 33-74298) as filed with the Commission on January 21, 1994 and as amended on March 2, 1994 (The “Form S-1”).

2.2	Form of First Amendment to Corporate Exchange and Subscription Agreement.	Incorporated by reference to Exhibit 2.2 to Form S-1.

3.1(a)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc. as filed with the Ohio Secretary of State on March 4, 1994.	Incorporated by reference to Exhibit 4(a)(1) to the Company’s Registration Statement on Form S-8 (File No. 333-26817) as filed with the Commission on May 9, 1997 (the “1997 Form S-8”).

3.1(b)	Certificate of Amendment to Amended and Restated Articles of Incorporation of Dominion Homes, Inc. as filed with the Ohio Secretary of State on May 7, 1997.	Incorporated by reference to Exhibit 4(a)(2) of the 1997 Form S-8.

3.1(c)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc. reflecting amendments through May 7, 1997 (for purposes of Commission reporting compliance only)	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A as filed with the Commission on April 30, 2003 (File No. 0-23270)

10.1	Shareholder Agreement dated January 20, 1994 between Borror Corporation and Borror Realty Company.	Incorporated by reference to Exhibit 10.4 to Form S-1.

10.2*	Dominion Homes, Inc. Incentive Stock Plan as amended December 5, 1995 and May 7, 1997.	Incorporated by reference to Exhibit 4(c) of the 1997 Form S-8.

10.3*	Amendment to Dominion Homes, Inc. Incentive Stock Plan dated July 29, 1998.	Incorporated by reference to Exhibit 10.29 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.4*	Dominion Homes, Inc. 2003 Stock Option and Incentive Equity Plan effective as of May 7, 2003.	Incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.5*	Dominion Homes, Inc. Amended and Restated 2003 Stock Option and Incentive Equity Plan effective as of June 8, 2004.	Incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.6*	Stock Option Agreement dated May 2, 2002 between Dominion Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.3 to the Company’s March 31, 2002 Form 10-Q (File No. 0-23270).

10.7*	Stock Option Agreement dated May 7, 2003 between Dominion Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo, Carl A. Nelson, Jr., Zuheir Sofia and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.8*	Stock Option Agreement dated May 13, 2004 between Dominion Homes, Inc. and Zuheir Sofia (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, David P. Blom, R. Andrew Johnson, Gerald E. Mayo, Carl A. Nelson, Jr., and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.9*	Stock Option Agreement dated June 25, 2004 between Dominion Homes, Inc. and Terrence R. Thomas.	Incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.10*	Restricted Stock Agreement dated October 22, 2002 between Dominion Homes, Inc. and Douglas G. Borror.	Incorporated by reference to Exhibit 10.15 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.11*	Restricted Stock Agreement dated October 22, 2003 between Dominion Homes, Inc. and Douglas G. Borror	Incorporated by reference to Exhibit 10.25 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.12*	Restricted Stock Agreement dated October 22, 2003 between Dominion Homes, Inc. and David S. Borror	Incorporated by reference to Exhibit 10.26 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.13*	Restricted Stock Agreement dated June 25, 2004 between Dominion Homes, Inc. and Terrence R. Thomas.	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.14*	Dominion Homes, Inc. Amended and Restated Executive Deferred Compensation Plan dated December 20, 2002.	Incorporated by reference to Exhibit 4(a) to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 as filed with the Commission on May 6, 2003 (file No. 333-40051)

10.15*	Split Dollar Life Insurance Agreement dated July 11, 1999 between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Split Dollar Life Insurance Agreements entered into between the Company and other executive officers of the Company except for life insurance values)	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.16*	Dominion Homes, Inc. Endorsement Split Dollar Agreement dated December 20, 2002 between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Endorsement Split Dollar Agreements entered into between the Company and other executive officers of the Company except as to each executive officer’s death benefit and cash consideration received)	Incorporated by reference to Exhibit 10.27 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.17*	Dominion Homes, Inc. Amended and Restated Supplemental Executive Retirement Plan (with Form of Notice of Participation).	Incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.18*	Dominion Homes, Inc. Amended and Restated Incentive Growth Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.19*	Employment Agreement dated July 1, 2004 between Dominion Homes, Inc. and Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2004 Form 10-Q (File No. 0-23270).

10.20*	Employment Agreement dated July 1, 2004 between Dominion Homes, Inc. and David S. Borror.	Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 2004 Form 10-Q (File No. 0-23270).

10.21*	Employment Agreement dated January 1, 2005 between Dominion Homes, Inc. and Terrence R. Thomas.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 1, 2005 (File No. 0-23270).

10.22*	Separation Agreement and General Release dated October 14, 2004 between Dominion Homes, Inc. and Jon M. Donnell.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 14, 2004 (File No. 0-23270).

10.23*	Dominion Homes, Inc. 2005 Director Compensation Plan.	Filed herewith.

10.24*	Cash Bonus Award.	Incorporated by reference to the Company’s Form 8-K dated December 15, 2004 (File No. 0-23270).

10.25	Lease dated December 29, 1997 as amended by Addendum dated February 2, 1998, between Borror Realty Company and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s December 31, 1997 Form 10-K (File No. 0-23270).

10.26	Lease dated April 30, 2001 between FGSC, LLC and Dominion Homes of Kentucky, LTD. for office space in Louisville, Kentucky.	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2001 Form 10-Q (File No. 0-23270).

10.27	Real Estate Purchase Contract dated July 21, 2003 between Dominion Homes and BRC Properties Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.28	Lease Agreement dated July 21, 2003 between Dominion Homes, Inc. and BRC Properties Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.29	First Modification of Lease dated October 31, 2003 between Dominion Homes, Inc and BRC Properties Inc.	Incorporated by reference to Exhibit 10.8 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.30	Lease Agreement dated September 26, 2003 between RML Construction, LLP and Dominion Homes of Kentucky, LTD for office space in Lexington, Kentucky	Incorporated by reference to Exhibit 10.7 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.31	Sublease Agreement dated September 22, 2003 between Dominion Homes, Inc. and Dominion Homes Financial Services, LTD.	Incorporated by reference to Exhibit 10.60 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.32	Sublease Agreement dated November 22, 2003 between Dominion Homes, Inc. and Alliance Title Agency, LTD.	Incorporated by reference to Exhibit 10.61 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.33	Contribution and Call Agreement dated December 26, 2003 by and among Dominion Homes, Inc., CCI, LTD, and Dominion Homes-Borror Family Foundation.	Incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2004 Form 10-Q (File No. 0-23270).

10.34	Consent Agreement dated August 20, 2002 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent and Issuing Bank, and the Lenders listed therein modifying the operating lease covenants contained in the Amended and Restated Credit Agreement.	Incorporated by reference to Exhibit 10.3 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.35	Second Amended and Restated Credit Agreement dated December 3, 2003 among The Huntington National Bank, as Administrative Agent and Issuing Bank, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.68 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.36	Amendment No. 1 to Second Amended and Restated Credit Agreement dated June 30, 2004 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.7 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.37	Amendment No. 2 to Second Amended and Restated Credit Agreement dated February 1, 2005 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 1, 2005 (File No. 0-23270).

14	Code of Business Conduct and Ethics.	Filed herewith.

21	Subsidiaries.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Indicates management contracts, compensatory plans or other arrangements.