Form 10-Q
period 2005-03-31
DOMINION HOMES INC
filed 2005-05-10
CIK 917857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Number of common shares outstanding as of April 30, 2005: 8,238,115

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Cash and cash equivalents	$10,788	$6,710
Accounts receivable:
Trade	1,388	1,080
Due from financial institutions for residential closings	4,676	3,441
Real estate inventories:
Land and land development costs	312,875	307,682
Homes under construction	96,968	102,224
Land held for sale	3,726	3,726
Other	3,171	2,887

Total real estate inventories	416,740	416,519

Prepaid expenses and other	8,068	6,503
Deferred income taxes	1,074	2,685
Property and equipment, at cost	18,163	19,357
Less accumulated depreciation	(11,957)	(11,815)

Net property and equipment	6,206	7,542

Total assets	$448,940	$444,480

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$14,382	$9,317
Deposits on homes under contract	1,334	1,223
Accrued liabilities	37,072	44,846
Note payable, banks	196,836	194,378
Term debt	8,834	5,819

Total liabilities	258,458	255,583

Commitments and contingencies

Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,528,661 shares issued and 8,238,115 shares outstanding on March 31, 2005 and 8,517,061 shares issued and 8,226,515 shares outstanding on December 31, 2004	64,443	64,875
Deferred compensation	(1,618)	(2,144)
Retained earnings	129,108	128,466
Accumulated other comprehensive income	1,435	586
Treasury stock, at cost (290,546 shares at March 31, 2005 and 290,546 shares at December 31, 2004)	(2,886)	(2,886)

Total shareholders’ equity	190,482	188,897

Total liabilities and shareholders’ equity	$448,940	$444,480

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$92,643	$115,672
Cost of real estate sold	73,084	87,424

Gross profit	19,559	28,248
Selling, general and administrative	16,048	18,710

Income from operations	3,511	9,538
Interest expense	2,556	1,613

Income before income taxes	955	7,925
Provision for income taxes	313	2,887

Net income	$642	$5,038

Earnings per share
Basic	$0.08	$0.63

Diluted	$0.08	$0.62

Weighted average shares outstanding
Basic	8,044,986	7,961,212

Diluted	8,207,768	8,127,383

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Deferred Compensation
	Common Shares	Liability	Trust Shares	Retained Earnings

Balance, December 31, 2004	$64,875	$(1,057)	$(1,087)	$128,466	$586	$(2,886)	$188,897
Net income				642			642
Unrealized hedging gain, net of deferred taxes of $(619)					849		849

Comprehensive income							1,491
Shares awarded	35						35
Exercise of stock options	32						32
Change in value and vesting of restricted share awards	(499)	501					2
Deferred compensation		(40)	65				25

Balance, March 31, 2005	$64,443	$(596)	$(1,022)	$129,108	$1,435	$(2,886)	$190,482

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$642	$5,038
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	869	1,571
Loss on impaired real estate inventories	956	—
Loss on fixed assets	37	—
Issuance of common shares for compensation	35	39
Deferred income taxes	992	1
Changes in assets and liabilities:
Accounts receivable	(1,543)	(2,781)
Real estate inventories	2,442	(56,050)
Prepaid expenses and other	(144)	750
Accounts payable	5,065	(879)
Deposits on homes under contract	111	1,183
Accrued liabilities	(7,757)	12,339

Net cash provided by (used in) operating activities	1,705	(38,789)

Cash flows from investing activities:
Purchase of property and equipment	(253)	(590)
Proceeds from sale of property	840	—

Net cash provided by (used in) investing activities	587	(590)

Cash flows from financing activities:
Payments on note payable banks	(21,842)	(24,998)
Proceeds from note payable banks	24,300	68,755
Payments on term debt	(227)	(1,338)
Payments of financing fees	(100)	(100)
Payments on capital lease obligations	(377)	(354)
Proceeds from issuance of common shares	32	23

Net cash provided by financing activities	1,786	41,988

Net change in cash and cash equivalents	4,078	2,609
Cash and cash equivalents, beginning of period	6,710	5,025

Cash and cash equivalents, end of period	$10,788	$7,634

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$1,862	$255

Income taxes paid	$1,418	$2,572

Land acquired by seller financing	$3,619	$—

The accompanying notes are an integral part of the consolidated financial statements.

DOMINION HOMES, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dominion Homes, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2004 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2. Stock-Based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under Financial Accounting Standards Board (the “FASB”) Statement No. 123, Accounting for Stock-Based Compensation. Because the Company’s stock option awards are granted at prices not less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards.

Compensation expense related to restricted share awards is determined at the date of grant and adjusted for changes in the fair value of the restricted shares until the performance criteria, if applicable, are met. The fair value of restricted share awards is initially recorded as unearned compensation expense and is amortized on a straight-line basis over the vesting period. The unearned compensation expense related to such restricted share awards was approximately $1,554,000 at March 31, 2005, and is reflected as a reduction of shareholders’ equity.

Had compensation expense for stock options been determined based on the fair value of awards at the grant dates, the Company’s net income and earnings per share for the three months ended March 31, would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$642,000	$5,038,000
Add stock based compensation expense included in reported net income, net of related tax effects	1,000	461,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(81,000)	(506,000)

Pro forma net income	$562,000	$4,993,000

Earnings per share
Basic as reported	$0.08	$0.63
Basic pro forma	$0.07	$0.63
Diluted as reported	$0.08	$0.62
Diluted pro forma	$0.07	$0.62

The Company did not grant any options during the three months ended March 31, 2005 or 2004.

In December 2004, the FASB issued Statement No. 123R (“FAS 123R”), Share-Based Payment, which requires companies to expense the value of employee stock options and other similar awards. FAS 123R will be effective for the Company beginning January 1, 2006. The Company is currently reviewing the adoption and valuation methods available under FAS 123R. The Company does not expect the adoption of FAS 123R to have a significant impact on its consolidated financial position or results of operations.

3. Capitalized Interest

The Company capitalizes interest costs during the land development and home construction periods. Capitalized interest is included in land and land development costs and homes under construction in the Consolidated Balance Sheets. Capitalized interest related to land under development and construction in progress was approximately $4,769,000 and approximately $4,598,000 at March 31, 2005 and December 31, 2004, respectively.

The following table summarizes the Company’s land development and home construction interest costs incurred, capitalized, expensed directly and charged to cost of real estate sold during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Interest incurred	$2,727,000	$2,077,000
Interest capitalized	(1,036,000)	(1,312,000)

Interest expensed directly	1,691,000	765,000
Previously capitalized interest charged to interest expense	865,000	848,000

Total interest expense	$2,556,000	$1,613,000

4. Note Payable, Banks

On December 3, 2003, the Company entered into a Second Amended and Restated $250,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”). The Facility was amended on June 30, 2004 to increase the amount of the Facility to $300,000,000. The Facility terminates on May 31, 2007, unless extended by mutual agreement. See Note 7, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

As of March 31, 2005, the Company was in compliance with the Facility covenants and had approximately $38,373,000 available to borrow under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase or decrease, depending on the Company’s use of the proceeds of borrowings under the Facility.

Amounts outstanding under the Facility were approximately $196,836,000 and $194,378,000 as of March 31, 2005 and December 31, 2004, respectively.

5. Derivative Instruments and Hedging Activities

The Company has entered into various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates. As of March 31, 2005, the Company had interest rate swap agreements with a notional value of $110,000,000 and a weighted average fixed interest rate of 3.09% plus a variable margin of 1.75%. The Company has designated and accounted for the interest rate swap agreements as cash flow hedges as described in Note 10, Derivative Instruments and Hedging Activities, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

At March 31, 2005 and December 31, 2004, the Company had assets related to the interest rate swap agreements of approximately $2,449,000 and $981,000, respectively. These assets are included in prepaid expenses and other in the Consolidated Balance Sheets. For the three months ended March 31, 2005, the Company recorded after tax other comprehensive income of approximately $849,000 related to the increase in the value of the interest rate swap agreements.

During the three months ended March 31, 2005 and 2004, all interest rate swap agreements were considered effective hedges and there were not any gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value of measuring effectiveness.

6. Earnings per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	Three Months Ended March 31,
	2005	2004
Weighted average shares - basic	8,044,986	7,961,212
Common share equivalents	162,782	166,171

Weighted average shares - diluted	8,207,768	8,127,383

Common share equivalents include stock options and restricted common shares. Restricted common shares are included in common share equivalents when performance contingencies are achieved. As of March 31, 2005, there were 127,500 stock options which were antidilutive (their exercise prices were greater than the fair market value of the common shares) and which have been excluded from the diluted earnings per share calculation above. There were no antidilutive stock options at March 31, 2004.

7. Warranty Costs

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was approximately $16,000 and $74,000 for the three month period ending on March 31, 2005 and 2004, respectively. Accrued warranty cost was approximately $2,864,000 and $3,573,000 at March 31, 2005 and 2004, respectively.

A reconciliation of the changes in the warranty liability for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2005	2004
Balance at the beginning of the period	$3,175,000	$3,990,000
Accruals for warranties issued during the period	288,000	374,000
Accruals related to pre-existing warranties (including changes in estimates)	(272,000)	(300,000)
Settlements made (in cash or in kind) during the period	(327,000)	(491,000)

Balance at the end of the period	$2,864,000	$3,573,000

8. Legal Proceedings

The Company is involved in various legal proceedings, most of which arise in the ordinary course of business, and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

9. Land Purchase Commitments

At March 31, 2005, the Company had non-cancelable contractual obligations to purchase residential lots and unimproved land at an aggregate cost of approximately $3,192,000. The Company intends to purchase this land during 2005.

At March 31, 2005, the Company also had cancelable contractual obligations to purchase residential lots and unimproved land. Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which its obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. At March 31, 2005, the Company had approximately $36,472,000 of cancelable contractual obligations for which the Company determined it is reasonably likely that it will complete the land or lot purchase. At March 31, 2005, good faith deposits and related due diligence costs on these contracts were approximately $2,674,000. In addition, approximately $2,005,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at March 31, 2005.

At March 31, 2005, the Company was in the process of evaluating approximately $75,202,000 of additional cancelable contractual obligations for which it had not yet determined whether it is reasonably likely that it will complete the land or lot purchase. At March 31, 2005, good faith deposits and related due diligence costs on these contracts were approximately $3,420,000. At such time as the Company determines that the purchase of any such land or lots will not be completed, the Company will charge to earnings the good faith deposits and related due diligence costs associated with such land or lots.

In addition, as a result of the application of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), at March 31, 2005 the Company consolidated approximately $16,248,000 of land subject to option contracts for which the Company is the primary beneficiary. Of this amount, approximately $12,823,000 relates to cancelable contractual obligations for which the Company has determined that it is reasonably likely that it will complete the land or lot purchase. At March 31, 2005, good faith deposits and related due diligence costs on these contracts were approximately $5,214,000 and irrevocable letters of credit of approximately $7,196,000 were outstanding as collateral for these contingent land purchase commitments. The remaining approximately $3,425,000 relates to cancelable contractual obligations for which the Company has not yet determined whether it is reasonably likely that it will complete the land or lot purchase. At March 31, 2005, good faith deposits and related due diligence costs on these contracts were approximately $304,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading builder of high-quality homes in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville, Kentucky. During 2004, we entered the Lexington, Kentucky market. Our customer-driven focus targets entry-level and move-up homebuyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $110,000 to more than $350,000 and in size from approximately 1,000 to 3,500 square feet.

Net income for the three months ended March 31, 2005 decreased to $642,000, or $0.08 per diluted share, compared to $5.0 million, or $0.62 per diluted share, for the three months ended March 31, 2004. The lower net income for the first quarter of 2005 is principally due to the delivery of 25% fewer homes and to a 3.3% decline in gross margin compared to the first quarter of 2004. The average price of homes delivered increased 6.9% to $191,500 from $179,200, somewhat offsetting the effects of the delivery of fewer homes and the lower gross profit margin during the period. We delivered fewer homes during the first quarter of 2005 because of the decline in home sales experienced during the second half of 2004, which resulted in a lower backlog of homes to deliver during the first quarter of 2005. Revenues during the first quarter of 2005 were $92.6 million (including $1.1 million of other income) compared to $115.7 million (including $2.1 million of other income) during the first quarter of 2004.

The decline in homes delivered also impacted our gross profit, which declined to $19.6 million during the first quarter of 2005 from $28.2 million during the first quarter of 2004. Our gross profit margin declined to 21.1% from 24.4% for the first quarter of 2004. This decline was primarily due to a 2.4% increase in the cost of constructing homes and higher lot costs, a 1.0% charge for deposits and due diligence expenses incurred on land we decided not to purchase, a 0.5% reduction in discounts and rebates from vendors and subcontractors and 0.2% of other expenses compared to the prior year. These decreases to the gross profit margin were offset by a reduction in customer financing expenses of 0.8%.

Selling, general and administrative expenses declined $2.7 million to $16.0 million for the three months ended March 31, 2005 compared to $18.7 million for the three months ended March 31, 2004. This reduction resulted from our efforts that began in 2004 to reduce overhead expenses and from the decrease in selling, general and administrative expenses associated with closing fewer homes. In addition, during the first quarter of 2005 our incentive compensation expense decreased by approximately $768,000 compared to the first quarter of 2004, primarily as a result of changes in the market value of the Company’s common shares. Interest expense increased $2.6 million from $1.6 million principally due to carrying a larger investment in land and land development inventories and less interest capitalized during the first quarter of 2005 than the first quarter of 2004.

During the three months ended March 31, 2005, we sold 626 homes, with a sales value of $120.8 million, compared to record sales of 950 homes, with a sales value $176.9 million, during the three months ended March 31, 2004. We increased our active sales communities at March 31, 2005 to 62 from 56 at March 31, 2004. Our backlog at March 31, 2005 was 780 sales contracts, with a sales value of $157.8 million, compared to a backlog of 1,335 sales contracts, with a sales value of $263.3 million, at March 31, 2004.

We continue to expect that 2005 will be a profitable year, but that net income will be lower than in recent years. In the short term, we are focused on increasing our sales, delivering well-built homes and reducing our excess developed lot supply. As we move through the year, we are analyzing our strategy with respect to geographic growth, product development and asset management.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2005 and beyond to differ materially from those expressed in the forward-looking statements. Certain of these important factors are described in our Annual Report on Form 10-K for the year ended December 31, 2004, and include the following risks and uncertainties:

•	short and long term interest rates;

•	changes in governmental regulations;

•	employment levels and job growth;

•	availability and affordability of mortgage financing for homebuyers;

•	availability and cost of building lots;

•	availability of materials (including lumber) and labor;

•	fluctuating costs of materials and labor;

•	adverse weather conditions and natural disasters;

•	consumer confidence and housing demand;

•	competitive overbuilding;

•	changing demographics;

•	cost overruns;

•	changes in tax laws;

•	changes in local government fees;

•	availability and cost of rental property and resale prices of existing homes; and

•	other risks described in our reports and filings with the Securities and Exchange Commission.

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

The following table sets forth certain data for each of our last eight quarters:

Three Months Ended	Revenues	Sales Contracts*	Closings	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
June 30, 2003	$139,974	904	764	1,452
Sept. 30, 2003	$153,188	718	844	1,326
Dec. 31, 2003	$166,317	586	893	1,019
Mar. 31, 2004	$115,672	950	634	1,335
June 30, 2004	$148,181	510	778	1,067
Sept. 30, 2004	$162,623	598	820	845
Dec. 31, 2004	$115,494	392	605	632
Mar. 31, 2005	$92,643	626	478	780

*	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended March 31,
	2005	2004
Consolidated Statements of Operations Data (unaudited)
Revenues	100.0%	100.0%
Cost of real estate sold	78.9	75.6

Gross profit	21.1	24.4
Selling, general and administrative	17.3	16.2

Income from operations	3.8	8.2
Interest expense	2.8	1.4

Income before income taxes	1.0	6.8
Provision for income taxes	0.3	2.5

Net income	0.7%	4.3%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	626	950
Closings	478	634
Backlog at period end	780	1,335
Average sales price of homes closed during the period (in thousands)	$191	$179
Average sales value of homes in backlog at period end (in thousands)	$202	$197
Aggregate sales value of homes in backlog at period end (in thousands)	$157,802	$263,283

We include a home in “sales contracts” when a homebuyer signs our standard sales contract which requires a deposit and generally has no contingencies other than for purchaser financing or for the sale of an existing home, or both. We recognize revenue and cost of real estate sold at the time of closing. “Closings” or “deliveries” occur when ownership has transferred to the homebuyer. We include a home in “backlog” when a homebuyer signs our standard sales contract, but the closing has not occurred as of the end of the period.

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when homebuyers cannot qualify for financing. While most cancellations occur prior to the start of construction, some cancellations occur during the construction process.

We annually incur a substantial amount of indirect construction costs which are essentially fixed in nature. For purposes of quarterly financial reporting, we capitalize these indirect construction costs in real estate inventories based on the ratio of estimated annual indirect construction costs to direct construction costs to be incurred. Thus, variations in construction activity may result in changes in the amount of indirect construction costs capitalized in ending real estate inventories and cause fluctuations in interim and annual gross profits.

First Quarter 2005 Compared to First Quarter 2004

Revenues. Our revenues for the first quarter of 2005 decreased by 20.0% to $92.6 million from the delivery of 478 homes compared to revenues for the first quarter of 2004 of $115.7 million from the delivery of 634 homes. Revenues decreased due to the delivery of 156 fewer homes which was partially offset by a 6.9% increase in the average price of delivered homes, which increased to $191,500 from $179,200.

Included in revenues are other revenues, consisting principally of fees from our mortgage financing services subsidiary. These other revenues amounted to $1.1 million for the first quarter of 2005 and $2.1 million for the first quarter of 2004. The decrease in other revenues is principally due to providing mortgage financing services to approximately 330, or approximately 69%, of our homebuyers during the first quarter of 2005 compared to approximately 503, or approximately 79%, of our homebuyers during the first quarter of 2004.

Gross Profit. Our gross profit margin declined 3.3% for the first quarter of 2005 to 21.1% from 24.4% for the first quarter of 2004. The decline was principally due to a 2.4% increase in the cost of constructing our homes and higher lot costs, a 1.0% charge for deposits and due diligence expenses incurred on land we decided not to purchase, a 0.5% reduction in discounts and rebates from vendors and subcontractors and 0.2% due to other expenses compared to the prior year. These decreases to the gross profit margin were offset by a reduction in customer financing expenses of 0.8%.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first quarter of 2005 decreased 14.4% to $16.0 million from $18.7 million for the first quarter of 2004 and represented 17.3% and 16.2%, respectively, of revenues for the first quarter of 2005 and 2004. This reduction resulted primarily from our efforts to reduce overhead expenses and from the decrease in selling, general and administrative expenses associated with closing fewer homes. In addition, during the first quarter of 2005 incentive compensation expense decreased by approximately $768,000 compared to the first quarter of 2004, primarily as a result of changes in the market value of the Company’s common shares.

Interest Expense. Our interest expense was $2.6 million for the first quarter of 2005 compared to $1.6 million for the first quarter of 2004. The average borrowings under our bank credit facility (the “Facility”) increased to $200.0 million for the first quarter of 2005 compared to $150.8 million for the first quarter of 2004. Average borrowings under the Facility increased principally due to the acquisition of additional land. The weighted average rate of interest on total borrowings decreased to 4.8% for the first quarter of 2005 compared to 5.0% for the first quarter of 2004. The interest expense for the first quarter of 2005 was also higher due to capitalizing less interest in that quarter compared to the first quarter of 2004.

Provision for Income Taxes. The Company provides for income taxes in interim periods based on its annual effective tax rate. The estimated annual effective tax rate used to determine tax expense was 32.8% for the first quarter of 2005 and 36.4% for the first quarter of 2004. The effective income tax rate used for the first quarter of 2005 compared to the first quarter of 2004 was lower due to a change in our state tax rate as a result of new tax legislation enacted in Kentucky during the first quarter of 2005.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and our investment in land. We expect the cash flow from our sales in backlog and funds from our Facility to allow us to meet our short-term cash obligations. The primary reasons that we could require additional capital are expansion in our existing markets, expansion into new markets, expansion of our mortgage financing services subsidiary, or purchase of a homebuilding company. We believe that our current borrowing capacity and anticipated cash flows from operations should be sufficient to meet our liquidity needs during 2005.

Sources and Uses of Cash for the First Three Months of 2005 Compared to the First Three Months of 2004

During the first three months of 2005, operations generated cash flow of approximately $1.7 million. Real estate inventories provided cash flows of approximately $2.4 million and the sale of property and equipment, principally fractional interests in corporate aircraft, provided cash flow from investing of $587,000 after the purchase of new property and equipment of $253,000.

During the first three months of 2004, we generated approximately $17.3 million of cash flow from operations before expenditures on real estate inventories of approximately $56.1 million. The increase in real estate inventories consisted of approximately $32.5 million in land and land development and other building material inventories and approximately $23.6 million in homes under construction. We invested significantly in land and land development in order to replace communities that sold out earlier than anticipated, to expand our presence in Central Ohio and Louisville, Kentucky and to enter the Lexington, Kentucky market. We used cash from operations together with borrowings under our Facility to finance the increase in real estate inventories.

Real Estate Inventories

We generally attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next three to six years. We are currently evaluating our land holdings and may sell some of our land to third parties in order to better meet our expected land needs based on the slowdown in our home sales.

At March 31, 2005, we owned lots or land that we estimate could be developed into approximately 14,738 lots, including 2,403 lots in Kentucky. Included in the 14,738 lots are 215 lots that we have determined no longer fit into our sales plans and that we are offering for sale to other homebuilders or commercial developers.

At March 31, 2005, we controlled, through option agreements or contingent contracts expiring at various dates through 2014, land that we estimate could be developed into approximately 5,359 lots, including 208 lots in Kentucky. Based on our land review process, we have determined that we are reasonably likely to complete the purchase of these option agreements and contingent contracts. We hold other option agreements and contingent contracts that would allow us to develop additional lots that are not included in the totals above. For these contingent contracts, we have not yet determined if it is reasonably likely that we will complete the purchase. Consequently, we did not include these contingent agreements when estimating the total amount of land or number of lots that we control.

The following table sets forth an estimate of our land inventory as of March 31, 2005 and includes for land that we control under contingent contracts only that land we have determined that we are reasonably likely to complete the purchase. The estimated number of lots is based on our current development plans. As a result, the number of lots may change if our development plans change.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Land we own:
Central Ohio	1,614	1,717	8,880	12,211
Kentucky	526	584	1,202	2,312
Land we control:
Central Ohio			5,151	5,151
Kentucky			208	208
Held for sale:
Central Ohio			124	124
Kentucky			91	91

Total Land Inventory	2,140	2,301	15,656	20,097

On March 31, 2005, we had 298 single-family inventory homes, including 28 in Kentucky, in various stages of construction, representing an aggregate investment of $26.7 million, compared to 305 single-family inventory homes, including 32 in Kentucky, in various stages of construction, representing an aggregate investment of $26.4 million on March 31, 2004. We do not include inventory homes in sales or backlog.

Contractual Obligations

Note Payable, Banks. On December 3, 2003, we entered into a Second Amended and Restated $250.0 million Credit Agreement evidencing the Company’s Senior Unsecured Revolving Credit Facility (the “Facility”) that terminates on May 31, 2007. On June 30, 2004, the

Facility was amended to increase the amount of the Facility to $300.0 million. For a more detailed description of the Facility, including restrictions it imposes on our business activities, see Note 7, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 2.50%, and is determined quarterly. The margin was 1.75% for the three months ended March 31, 2005. At March 31, 2005, we had fixed the interest rate on $110 million of our borrowings under the Facility by entering into interest rate swap contracts. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

As of March 31, 2005, we were in compliance with the Facility covenants and had approximately $38.4 million of additional borrowings available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase or decrease, depending on our use of the proceeds of borrowings under the Facility. The borrowings outstanding under the Facility at March 31, 2005 were approximately $196.8 million.

Seller Financing. From time to time, we purchase land with seller financing. As of March 31, 2005, we held land for development that was partially financed with seller-provided term debt that had an outstanding balance of approximately $8.2 million.

Capital and Operating Leases. We believe the best use of our Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are generally financed through capital and operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were approximately $604,000 at March 31, 2005. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was approximately $13.9 million at March 31, 2005. For additional information on our leases, see Note 9, Operating Lease Commitments and Note 12, Related Party Transactions, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Land Purchase Commitments. On March 31, 2005, we had non-cancelable obligations to purchase residential lots and unimproved land at an aggregate cost of approximately $3.2 million. We intend to purchase this land within the next year.

The following is a summary of our contractual obligations at March 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Term obligations:
Note payable, banks	$196,836	$—	$196,836	$—	$—
Term debt	8,230	3,761	850	3,619	—
Capital lease obligations	604	384	220	—	—
Operating leases	13,904	3,655	4,348	2,294	3,607
Land purchase commitments	3,192	3,192	—	—	—

Total contractual cash obligations	$222,766	$10,992	$202,254	$5,913	$3,607

Off Balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are liable for performance bonds of approximately $47.0 million and irrevocable letters of credit of approximately $15.2 million at March 31, 2005. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. From time to time, we selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of distributing developed lots to the partners in the entity. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interest. We receive our percentage interest in the lots developed in the form of capital distributions. At March 31, 2005, we had ownership interests in nine active joint ventures with ownership interests ranging from 33% to 50%.

Under certain circumstances, joint ventures may qualify as variable interest entities that are required to be consolidated within our financial statements. We have evaluated all of our existing joint venture agreements and we have determined that none of the joint ventures are variable interest entities that would require consolidation in our financial statements.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots that may qualify as variable interest entities. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have determined that certain of these contracts are with variable interest entities and that we are the primary beneficiary, as defined in FIN 46R, of approximately $16.2 million and $17.0 million of land subject to option contracts or contingent purchase contracts at March 31, 2005 and December 31, 2004, respectively. These contracts were included in our Consolidated Balance Sheets at

March 31, 2005 and December 31, 2004 even though we do not have legal title to the land subject to these contracts. Of the approximately $16.2 million at March 31, 2005, approximately $12.8 million relates to cancelable contracts for which we have determined that it is reasonable likely that we will complete the land or lot purchase. The remaining approximately $3.4 million relates to cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. At March 31, 2005, we had approximately $36.5 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. Our good faith deposits and related due diligence costs on these contracts were approximately $2.7 million at March 31, 2005. In addition, approximately $2.0 million of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at March 31, 2005. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under the Facility.

We are in the process of evaluating approximately $75.2 million of additional cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. At March 31, 2005, good faith deposits and related due diligence costs on these contracts were approximately $3.4 million. Good faith deposits and related due diligence costs are charged to earnings when we determine the purchase of the land or lots will not be completed.

We own a 49.9% interest in a consolidated title insurance agency, Alliance Title Agency, Ltd., that provides closing services for our Central Ohio homes. At March 31, 2005, our investment in the title insurance agency was approximately $25,000. We determined that the title insurance agency is a variable interest entity and consolidated it with our other homebuilding operations effective January 1, 2004.

In 1997, we entered into an agreement with an unaffiliated third party to sell and lease back certain model homes used as sales models. This agreement was amended September 10, 2004, at which time 21 model homes were sold and leased back for use as sales models. At March 31, 2005, we had 20 model homes subject to a one-year lease which expires in September 2005, but which we, at our option, may continue on a month-to-month basis and five model homes subject to a month-to-month lease under this agreement. We have determined that these leases are not with a variable interest entity and rental obligations are properly classified as operating leases in our schedule of contractual obligations.

BRC Properties Inc. (“BRC”), an entity controlled by members of the Borror Family, is the owner of two office buildings that we lease under long-term leases. We have no residual financial interest in these properties. We analyzed these leases with BRC and determined that BRC was not a variable interest entity requiring consolidation in our financial statements.

The following is a summary of our commercial commitments under off balance sheet arrangements at March 31, 2005 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Other commercial commitments:
Letters of credit	$15,158	$10,517	$26	$4,615	$—
Performance bonds	46,974	40,251	6,590	133	—
Cancelable land contracts	36,472	15,430	8,932	7,083	5,027

Total commercial commitments	$98,604	$66,198	$15,548	$11,831	$5,027

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 123R (“FAS 123R”), Share-Based Payment, which requires companies to expense the value of employee stock options and other similar awards. FAS 123R will be effective for the Company beginning January 1, 2006. We are currently reviewing the adoption and valuation methods available under FAS 123R. We do not expect the adoption of FAS 123R to have a significant impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005, we were a party to eleven interest rate swap contracts with an aggregate notional amount of $110 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. Our current intention is to maintain a range of 40% to 60% of our debt at a fixed interest rate. However, market conditions and timing affect the Company’s ability to maintain this balance between fixed and variable interest rates. Therefore at any time, this percentage may be more or less depending on specific circumstances. At March 31, 2005, our level of fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was approximately 56%. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Start Date	Maturity Date	Fixed Rate*
$ 10,000,000	Oct. 23, 2002	Oct. 4, 2005	3.16%
10,000,000	Oct. 24, 2003	Oct. 2, 2006	2.85%
10,000,000	Oct. 24, 2003	Jan. 2, 2007	2.87%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.47%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.51%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 9, 2003	Apr. 3, 2008	3.01%
10,000,000	May 9, 2003	May 3, 2008	3.04%
10,000,000	Sept. 8, 2004	Aug. 31, 2008	3.74%
10,000,000	Sept. 8, 2004	Sept. 9, 2008	3.74%

$ 110,000,000

*	Does not include a variable rate margin that ranges from 1.75% to 2.50% and was 1.75% at March 31, 2005

The following table presents descriptions of the financial instruments and derivative instruments that we held at March 31, 2005. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $110.0 million of variable rate liabilities that are subject to interest rate derivatives are the contractual average pay rate plus the variable margin (1.75% at March 31, 2005 and at December 31, 2004). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities eligible to be fixed with interest rate swaps was approximately $180.0 million and approximately $175.0 million at March 31, 2005 and December 31, 2004, respectively. The remaining variable rate liabilities at March 31, 2005 and December 31, 2004 of approximately $16.8 million and $19.4 million, respectively, are based on the prime rate. The fair value of the derivatives at March 31, 2005 and December 31, 2004 was an asset of $2.4 million and $981,000, respectively. We do not expect a gain to be realized from the $2.4 million asset because we expect to retain the swap contracts to maturity. All dollar amounts in the following table are in thousands.

					TOTAL
	2005	2006	2007	2008	March 31, 2005	December 31, 2004
Liabilities
Variable rate			$196,836		$196,836	$194,378
Average interest rate*					4.81%	4.73%

Interest Rate Derivatives
Notional amount	$110,000	$100,000	$90,000	$40,000	$110,000	$130,000
Average pay rate	3.09%	3.08%	3.11%	3.38%	3.09%	3.30%
Average receive rate	2.55%	2.55%	2.54%	2.55%	2.55%	1.59%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

Item 4. Controls and Procedures

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of our management none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities. Neither the Company nor any “affiliate purchaser” of the Company purchased, during the first quarter of 2005, any of the Company’s equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits.

Exhibits filed with this Quarterly Report on Form 10-Q are attached hereto or incorporated by reference herein. For a list of our exhibits, see “Index to Exhibits” (following the signature page).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION HOMES, INC.
(Registrant)

Date: May10, 2005	By:	/s/ Douglas G. Borror
Douglas G. Borror
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date: May 10, 2005	By:	/s/ Terrence R. Thomas
Terrence R. Thomas
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A filed April 30, 2003 (File No. 0-23270).

10.1	Form of Notice of Eligibility and Participation Agreement for Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 21, 2005 (File No. 0-23270).

10.2	Form of Performance Share Award Agreement for Douglas G. Borror.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 21, 2005 (File No. 0-23270).

10.3	2005 Incentive Compensation Program.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 21, 2005 (File No. 0-23270).

10.4	Form of Performance Share Award Agreement for Donald A. Borror.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated March 21, 2005 (File No. 0-23270).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.