Form 10-Q
period 2005-06-30
DOMINION HOMES INC
filed 2005-08-08
CIK 917857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year,if Changed Since Last Report)

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

Number of common shares outstanding as of July 31, 2005: 8,254,115

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$7,497	$6,710
Accounts receivable:
Trade	1,160	1,080
Due from financial institutions for residential closings	4,259	3,441
Real estate inventories:
Land and land development costs	304,086	307,682
Homes under construction	101,555	102,224
Land held for sale	17,129	3,726
Other	3,669	2,887

Total real estate inventories	426,439	416,519

Prepaid expenses and other	8,062	6,503
Deferred income taxes	1,534	2,685
Property and equipment, at cost	14,785	19,357
Less accumulated depreciation	(8,334)	(11,815)

Net property and equipment	6,451	7,542

Total assets	$455,402	$444,480

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$19,274	$9,317
Deposits on homes under contract	1,995	1,223
Accrued liabilities	26,445	44,846
Note payable, banks	206,389	194,378
Term debt	8,709	5,819

Total liabilities	262,812	255,583

Commitments and contingencies

Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,532,161 shares issued and 8,241,615 shares outstanding on June 30, 2005 and 8,517,061 shares issued and 8,226,515 shares outstanding on December 31, 2004	64,447	64,875
Deferred compensation	(1,391)	(2,144)
Retained earnings	131,627	128,466
Accumulated other comprehensive income	793	586
Treasury stock, at cost (290,546 shares at June 30, 2005 and 290,546 shares at December 31, 2004)	(2,886)	(2,886)

Total shareholders’ equity	192,590	188,897

Total liabilities and shareholders’ equity	$455,402	$444,480

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$105,207	$148,181	$197,850	$263,853
Cost of real estate sold	81,776	115,425	154,860	202,849

Gross profit	23,431	32,756	42,990	61,004
Selling, general and administrative	17,244	20,087	33,292	38,797

Income from operations	6,187	12,669	9,698	22,207
Interest expense	2,927	2,178	5,483	3,791

Income before income taxes	3,260	10,491	4,215	18,416

Provision for income taxes	741	3,852	1,054	6,739

Net income	$2,519	$6,639	$3,161	$11,677

Earnings per share
Basic	$0.31	$0.83	$0.39	$1.47

Diluted	$0.31	$0.81	$0.39	$1.43

Weighted average shares outstanding
Basic	8,054,648	7,973,456	8,049,844	7,967,334

Diluted	8,203,815	8,198,251	8,206,933	8,160,487

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Liability	Trust Shares
Balance, December 31, 2004	$64,875	$(1,057)	$(1,087)	$128,466	$586	$(2,886)	$188,897
Net income				3,161			3,161
Unrealized hedging gain, net of deferred taxes of $(99)					207		207

Comprehensive income							3,368
Shares awarded	35						35
Exercise of stock options	37						37
Issuance of restricted share award	46	(46)					—
Change in value and vesting of restricted share awards	(546)	771					225
Deferred compensation		(49)	77				28

Balance, June 30, 2005	$64,447	$(381)	$(1,010)	$131,627	$793	$(2,886)	$192,590

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,161	$11,677
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,954	1,995
Net loss on impaired real estate inventories	2,398	231
Gain on sale of land	(824)	—
Loss on disposal of fixed assets	161	3
Issuance of common shares for compensation	35	78
Deferred income taxes	1,052	443
Changes in assets and liabilities:
Accounts receivable	(898)	(3,114)
Real estate inventories	(20,324)	(97,715)
Prepaid expenses and other	(1,412)	644
Accounts payable	9,957	1,969
Deposits on homes under contract	772	1,429
Accrued liabilities	(5,918)	5,498

Net cash used in operating activities	(9,886)	(76,862)

Cash flows from investing activities:
Purchase of property and equipment	(1,189)	(725)
Proceeds from sale of property	840	—

Net cash used in investing activities	(349)	(725)

Cash flows from financing activities:
Payments on note payable banks	(45,839)	(61,630)
Proceeds from note payable banks	57,850	145,035
Payments on term debt	(455)	(1,609)
Payments of financing fees	(100)	(250)
Payments on capital lease obligations	(471)	(715)
Proceeds from issuance of common shares	37	210

Net cash provided by financing activities	11,022	81,041

Net change in cash and cash equivalents	787	3,454
Cash and cash equivalents, beginning of period	6,710	5,025

Cash and cash equivalents, end of period	$7,497	$8,479

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$3,411	$2,062

Income taxes paid	$2,278	$10,249

Land acquired by seller financing	$3,619	$910

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2. Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income since all stock option awards granted under the plans have an exercise price equal to the market value of the underlying common shares of Dominion Homes, Inc. on the grant date.

Compensation cost related to restricted share awards is determined at the date of grant and adjusted for changes in the fair value of the restricted shares until the performance criteria, if any, are met. The fair value of restricted share awards is initially recorded as unearned compensation expense and is amortized on a straight-line basis over the vesting period. The unearned compensation expense related to such awards was approximately $1,329,000 at June 30, 2005 and approximately $2,055,000 at December 31, 2004, and is reflected as a reduction of shareholders’ equity.

Pro forma information regarding net income and earnings per share is required under Financial Accounting Standards Board (the “FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This information is required to be determined as if the Company had accounted for its stock options granted after December 31,

1994, under the fair value method prescribed by that statement. The following table illustrates the effects on net income and earnings per share if the Company had accounted for stock option awards using the fair value method, as required by FAS 123, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,519,000	$6,639,000	$3,161,000	$11,677,000
Add stock based compensation expense (benefit) included in reported net income, net of related tax effects	172,000	(106,000)	169,000	355,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(421,000)	(102,000)	(492,000)	(607,000)

Pro forma net income	$2,270,000	$6,431,000	$2,838,000	$11,425,000

Earnings per share
Basic as reported	$0.31	$0.83	$0.39	$1.47
Basic pro forma	$0.28	$0.81	$0.35	$1.43
Diluted as reported	$0.31	$0.81	$0.39	$1.43
Diluted pro forma	$0.28	$0.78	$0.35	$1.40

The Company granted 15,000 stock options during the three months ended June 30, 2005 and 35,000 stock options during the three months ended June 30, 2004.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (“FAS 123R”). FAS 123R is a revision of FAS 123 and it supercedes APB No. 25. FAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will not be an alternative. FAS 123R is effective for all annual periods beginning after June 15, 2005, and thus will become effective for the Company beginning January 1, 2006.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of FAS 123R’s conclusions or requirements. The Company has performed a preliminary assessment of the impact of adopting FAS 123R and the guidance provided by SAB 107. Based on this evaluation, the Company does not expect the adoption of FAS 123R to have a significant impact on its consolidated financial position or results of operations.

3. Capitalized Interest

The Company capitalizes interest costs during the land development and home construction periods. Capitalized interest is included in land and land development costs and homes under construction in the Consolidated Balance Sheets. Capitalized interest related to the costs of land development and home construction is included in interest expense in the period for which the home is closed. Capitalized interest related to land under development and construction in progress was approximately $4,775,000 and approximately $4,598,000 at June 30, 2005 and December 31, 2004, respectively.

The summary of the total interest is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest incurred	$2,959,000	$2,380,000	$5,686,000	$4,457,000
Interest capitalized	(1,086,000)	(1,318,000)	(2,123,000)	(2,630,000)

Interest expensed directly	1,873,000	1,062,000	3,563,000	1,827,000
Previously capitalized interest charged to interest expense	1,054,000	1,116,000	1,920,000	1,964,000

Total interest expense	$2,927,000	$2,178,000	$5,483,000	$3,791,000

4. Note Payable, Banks

On December 3, 2003, the Company entered into a Second Amended and Restated $250,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”). The Facility was amended on June 30, 2004 to increase the amount of the Facility to $300,000,000. The Facility terminates on May 31, 2007, unless extended by mutual agreement. For a more detailed description of the Facility, see Note 7, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

As of June 30, 2005, the Company was in compliance with the Facility covenants and had approximately $50,200,000 available to borrow under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase or decrease, depending on the Company’s use of the proceeds of borrowings under the Facility.

Amounts outstanding under the Facility were approximately $206,389,000 and $194,378,000 as of June 30, 2005 and December 31, 2004, respectively.

5. Derivative Instruments and Hedging Activities

The Company has entered into various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates. As of June 30, 2005, the Company had interest rate swap agreements with a notional value of $130,000,000 and a weighted average fixed interest rate of 3.3% plus a variable margin of 1.75%. The Company has designated and accounted for the interest rate swap agreements as cash flow hedges as described in Note 10, Derivative Instruments and Hedging Activities, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

At June 30, 2005 and December 31, 2004, the Company had assets related to the interest rate swap agreements of approximately $1,286,000 and $981,000, respectively. These assets are included in prepaid expenses and other in the Consolidated Balance Sheets. For the six months ended June 30, 2005, the Company recorded other comprehensive income of approximately $207,000, net of tax, related to the increase in the value of the interest rate swap agreements.

During the three and six month periods ended June 30, 2005 and 2004, all interest rate swap agreements were considered effective hedges and there were not any gains or losses recognized in earnings for hedge ineffectiveness.

6. Earnings per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares - basic	8,054,648	7,973,456	8,049,844	7,967,334
Common share equivalents	149,167	224,795	157,089	193,153

Weighted average shares - diluted	8,203,815	8,198,251	8,206,933	8,160,487

Common share equivalents include stock options and restricted common shares. Restricted common shares are included in common share equivalents when performance contingencies are achieved. As of June 30, 2005 and 2004, there were 60,000 and 95,000 restricted shares, respectively, for which the performance contingencies had not been achieved and which were excluded from the diluted earnings per share calculations. There were 183,000 and 180,500 stock options which were antidilutive and which have been excluded from the three months end and six months end diluted earnings per share calculations, respectively, as of June 30, 2005. There were no antidilutive stock options at June 30, 2004.

7. Warranty Costs

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty (income) expense was approximately ($103,000) and $59,000 for the three month period ending on June 30, 2005 and 2004, respectively. Accrued warranty cost was approximately $2,326,000 and $3,186,000 at June 30, 2005 and 2004, respectively.

A reconciliation of the changes in the warranty liability for the three and six months ended June 30, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at the beginning of the period	$2,864,000	$3,573,000	$3,175,000	$3,990,000
Accruals for warranties issued during the period	334,000	460,000	622,000	834,000
Accruals related to pre-existing warranties (including changes in estimates)	(437,000)	(401,000)	(709,000)	(701,000)
Settlements made (in cash or in kind) during the period	(435,000)	(446,000)	(762,000)	(937,000)

Balance at the end of the period	$2,326,000	$3,186,000	$2,326,000	$3,186,000

8. Income Taxes

The Company provides for income taxes in interim periods based on its annual estimated effective tax rate. The effective tax rate for the second quarter of 2005 is 22.7% compared to 36.7% for the second quarter of 2004. The decrease in the effective tax rate for the second quarter of 2005 is due primarily to an approximately $820,000 reduction in estimated tax liabilities due to favorable tax audit settlements. This decline was partially offset by an increase in the state tax rate in the second quarter of 2005 as a result of new tax legislation enacted in Ohio and Kentucky.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Job Creation Act”). The Job Creation Act provides a tax deduction of up to 9% (when fully phased in - 3% for 2005) on the lesser of qualified production activities, as defined in the Job Creation Act, or taxable income. In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The Company has performed a preliminary assessment of FSP 109-1 and guidance provided by the Job Creation Act and does not expect it to have a significant impact on its consolidated financial position or results of operations. The Company’s effective tax rate for the second quarter of 2005 was not affected by the Job Creation Act or any related guidance.

9. Legal Proceedings

The Company is involved in various legal proceedings, most of which arise in the ordinary course of business, and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

10. Land Purchase Commitments

At June 30, 2005, the Company had non-cancelable contractual obligations to purchase residential lots and unimproved land at an aggregate cost of approximately $3,192,000. The Company intends to purchase this land within the next year.

At June 30, 2005, the Company also had cancelable contractual obligations to purchase residential lots and unimproved land. Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which its obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. At June 30, 2005, the Company had approximately $39,468,000 of cancelable contractual obligations for which the Company determined it is reasonably likely that it will complete the land or lot purchase. Of this amount, approximately $1,778,000 relates to good faith deposits on these contracts that are recorded in land and land development costs in the Consolidated Balance Sheet at June 30, 2005. An additional approximately $2,027,000 of related pre-acquisition and due diligence costs are recorded in land and land development costs related to these contractual obligations. In addition, approximately $1,650,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at June 30, 2005.

At June 30, 2005, the Company was in the process of evaluating approximately $58,001,000 of additional cancelable contractual obligations for which it had not yet determined whether it is reasonably likely that it will complete the land or lot purchase. Of this amount, approximately $1,687,000 relates to good faith deposits on these contracts that are recorded in land and land development costs in the Consolidated Balance Sheet at June 30, 2005. An additional approximately $1,233,000 of related pre-acquisition and due diligence costs are recorded in land and land development costs related to these contractual obligations. At such time as the Company determines that the purchase of any such land or lots will not be completed, the Company will charge to earnings the good faith deposits and related due diligence costs associated with such land or lots.

In addition, as a result of the application of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), at June 30, 2005 the Company consolidated approximately $4,505,000 of land subject to option contracts for which the Company is the primary beneficiary. Of this amount, approximately $3,230,000 relates to cancelable contractual obligations for which the Company has determined that it is reasonably likely that it will complete the land or lot purchase. In addition to the amounts consolidated per FIN 46R, at June 30, 2005, good faith deposits and related due diligence costs on these contracts were approximately $330,000. The remaining approximately $1,275,000 relates to cancelable contractual obligations for which the Company has not yet determined whether it is reasonably likely that it will complete the land or lot purchase. In addition to the amounts consolidated per FIN 46R, at June 30, 2005, good faith deposits and related due diligence costs on these contracts were approximately $142,000.

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

Net income for the three months ended June 30, 2005 was $2.5 million, or $0.31 per diluted share, compared to $6.6 million, or $0.81 per diluted share, for the three months ended June 30, 2004. The lower net income for the second quarter of 2005 is principally due to the delivery of 29.6% fewer homes. The Company delivered fewer homes during the second quarter of 2005 because of a lower number of sales contracts in backlog at the beginning of this quarter compared to the second quarter of 2004.

Revenues for the second quarter of 2005 were $105.2 million from the delivery of 548 homes, compared to $148.2 million from the delivery of 778 homes during the same period the previous year. Second quarter 2005 revenues included fee revenues from its mortgage financing services subsidiary of $1.3 million compared to $2.1 million for the second quarter of 2004. Also included in second quarter 2005 revenues are 20 model home sales, with a sales value of $3.2 million. These homes were subsequently leased back by the Company for use as sales models. The average delivery price of homes during the second quarter of 2005 was approximately $189,600 compared to $187,700 for the second quarter of 2004. The decrease in the number of homes delivered also impacted our gross profit, which declined $9.3 million during the second quarter of 2005 compared to the second quarter of 2004. Our gross profit margin remained consistent at 22.3% during the second quarter of 2005 compared to 22.1% during the second quarter of 2004. Included in gross profit for the second quarter of 2005 and 2004 were $1.4 million and $349,000, respectively, of write-offs primarily related to deposits and due-diligence costs incurred for land that the Company decided not to purchase. In addition, $824,000 of gain was recorded in gross profit in the second quarter of 2005 from land the Company sold.

Selling, general and administrative expenses declined by approximately $2.8 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, principally as a result of delivering fewer homes. Interest expense increased $749,000, principally as a result of a higher average interest rate. Our effective tax rate decreased to 22.7% for the second quarter of 2005 compared to 36.7% for the second quarter of 2004 primarily due to favorable tax audit settlements that occurred during the second quarter of 2005.

During the three months ended June 30, 2005, we sold 655 homes, with a sales value of $123.1 million, compared to 510 homes, with a sales value $98.9 million, during the three months ended June 30, 2004. Our backlog at June 30, 2005 was 887 sales contracts, with a sales value of $177.1 million, compared to a backlog of 1,067 sales contracts, with a sales value of $216.4 million, at June 30, 2004. We increased our active sales communities at June 30, 2005 to 63 from 56 at June 30, 2004.

We expect that 2005 will be a profitable year, but that net income will be lower than in recent years. In the short-term, we remain focused on increasing our sales, delivering well-built homes, and reducing our excess developed lot supply. As we move through the year, we continue to analyze our strategy with respect to geographic growth, product development, and asset management.

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

The following table sets forth certain data for each of our last eight quarters:

Three Months Ended	Revenues	Sales Contracts*	Closings	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Sept. 30, 2003	$153,188	718	844	1,326
Dec. 31, 2003	$166,317	586	893	1,019
Mar. 31, 2004	$115,672	950	634	1,335
June 30, 2004	$148,181	510	778	1,067
Sept. 30, 2004	$162,623	598	820	845
Dec. 31, 2004	$115,494	392	605	632
Mar. 31, 2005	$92,643	626	478	780
June 30, 2005	$105,207	655	548	887

*	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consolidated Statements of Operations Data (unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	77.7	77.9	78.3	76.9

Gross profit	22.3	22.1	21.7	23.1
Selling, general and administrative	16.4	13.6	16.8	14.7

Income from operations	5.9	8.5	4.9	8.4
Interest expense	2.8	1.4	2.8	1.4

Income before income taxes	3.1	7.1	2.1	7.0
Provision for income taxes	0.7	2.6	0.5	2.6

Net income	2.4%	4.5%	1.6%	4.4%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	655	510	1,281	1,460
Closings	548	778	1,026	1,412
Backlog at period end	887	1,067	887	1,067
Average sales price of homes closed during the period (in thousands)	$190	$188	$190	$184
Average sales value of homes in backlog at period end (in thousands)	$200	$203	$200	$203
Aggregate sales value of homes in backlog at period end (in thousands)	$177,121	$216,407	$177,121	$216,407

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

Second Quarter 2005 Compared to Second Quarter 2004

Revenues. Revenues for the second quarter of 2005 were $105.2 million from the delivery of 548 homes, compared to $148.2 million from the delivery of 778 homes during the same period the previous year. Second quarter 2005 revenues included fee revenues from the Company’s mortgage financing services subsidiary of $1.3 million compared to $2.1 million for the second quarter of 2004. This decrease in fee revenues is principally due to providing mortgage financing services to 415, or approximately 76%, of our homebuyers during the second quarter of 2005 compared to 628, or approximately 80%, of our homebuyers during the second quarter of 2004. Also included in second quarter 2005 revenues are 20 model home sales, with a sales value of $3.2 million. These homes were subsequently leased back by the Company for use as sales models. The average delivery price of homes during the second quarter of 2005 was approximately $189,600 compared to $187,700 for the second quarter of 2004.

Gross Profit. Gross profit margin for the second quarter of 2005 remained consistent at 22.3% compared to 22.1% for the second quarter of 2004. Included in gross profit for the second quarter of 2005 and 2004 were $1.4 million and $349,000, respectively, of write-offs primarily related to deposits and due-diligence costs incurred for land that the Company decided not to purchase. In addition, $824,000 of gain was recorded in gross profit in the second quarter of 2005 from land that the company sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $17.2 million for the three months ended June 30, 2005 compared to $20.1 million for the three months ended June 30, 2004, principally as a result of delivering fewer homes. As a percentage of revenues, selling general and administrative expenses were 16.4% and 13.6%, respectively.

Interest Expense. Interest expense was $2.9 million for the second quarter of 2005 compared to $2.2 million for the second quarter of 2004. The average borrowings under our bank credit facility (the “Facility”) decreased to $203.8 million for the second quarter of 2005 compared to $204.3 million for the second quarter of 2004. The weighted average rate of interest on total borrowings increased to 5.5% for the second quarter of 2005 compared to 4.8% for the second quarter of 2004.

Provision for Income Taxes. Income tax expense for the second quarter of 2005 was $741,000 compared to $3.9 million for the second quarter of 2004. The Company provides for income taxes in interim periods based on its annual estimated effective tax rate. The effective tax rate for the second quarter of 2005 was 22.7% and 36.7% for the second quarter of 2004. The decrease in the effective income tax rate for the second quarter of 2005 was primarily due to an approximately $820,000 reduction of our estimated tax liabilities due to favorable tax audit settlements. This decline was partially offset by an increase in our state tax rate in the second quarter of 2005 as a result of new tax legislation enacted in Ohio and Kentucky.

First Six Months 2005 Compared to First Six Months 2004

Revenues. Revenues for the first six months of 2005 were $197.8 million from the delivery of 1,026 homes, compared to $263.9 million from the delivery of 1,412 homes during the same period the previous year. Revenues for the first six months of 2005 included fee revenues from the Company’s mortgage financing services subsidiary of $2.3 million compared to $4.1 million for the first six months of 2004. This decrease in fee revenues is principally due to providing mortgage financing services to 745, or approximately 73%, of our homebuyers during the first six months of 2005 compared to 1,131, or approximately 80%, of our homebuyers during the first six months of 2004. Also included in revenues for the first six months of 2005 are 20 model home sales, with a sales value of $3.2 million. These homes were subsequently leased back by the Company for use as sales models. The average delivery price of homes during the first six months of 2005 was approximately $190,500 compared to $183,900 for the first six months of 2004.

Gross Profit. Gross profit margin for the first six months of 2005 decreased to 21.7% from 23.1% for the first six months of 2004. This decrease was primarily due to an increase in the cost of constructing our homes and higher lot costs. Included in gross profit for the first six months of 2005 and 2004 were $2.4 million and $230,000, respectively, of write-offs related to deposits and due-diligence costs incurred for land that the Company decided not to purchase. In addition, $824,000 of gain was recorded in gross profit in the second quarter of 2005 from land that the company sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $33.3 million for the first six months of 2005 from $38.8 million for the first six months of 2004, principally as a result of delivering fewer homes. As a percentage of revenues, selling general and administrative expenses were 16.8% and 14.7%, respectively.

Interest Expense. Interest expense for the first six months of 2005 increased to $5.5 million from $3.8 million for the first six months of 2004. The average borrowings under the Facility increased to $201.9 million for the first six months of 2005 from $177.5 million for the first six months of 2004. The weighted average rate of interest on total borrowings for the first six months of 2005 was 5.3% compared to 5.0% for the first six months of 2004. Interest expense for the first six months of 2005 was also higher due to capitalizing less interest compared to the first six months of 2004.

Provision for Income Taxes. Income tax expense for the first six months of 2005 was $1.1 million compared to $6.7 million for the first six months of 2004. The Company provides for income taxes in interim periods based on its annual estimated effective tax rate. The effective tax rate was 25.0% for the first six months of 2005 and 36.6% for the first six months of 2004. The decrease in the effective tax rate for the first six months of 2005 was primarily due to an approximately $820,000 reduction of our estimated tax liabilities due to favorable tax audit settlements. This decline was partially offset by an increase in our state tax rate in the second quarter of 2005 as a result of new tax legislation enacted in Ohio and Kentucky.

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

Sources and Uses of Cash for the First Six Months of 2005 Compared to the First Six Months of 2004

During the first six months of 2005, $9.9 million of cash was used in our operating activities, including a net additional $17.1 million investment in our real estate inventories. We also purchased $1.2 million of property and equipment which was offset by $840,000 of proceeds from the sale of property and equipment.

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

Real Estate Inventories

We generally attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next five to seven years. We are currently evaluating our land holdings and may sell some of our land to third parties in order to better match our land inventory to our expected land needs.

At June 30, 2005, we owned lots or land that we estimate could be developed into approximately 15,388 lots, including 2,270 lots in Kentucky. Included in the 15,388 lots are 1,168 lots that we have determined no longer fit into our sales plans and that we are offering for sale to other homebuilders or commercial developers.

At June 30, 2005, we controlled, through option agreements or contingent contracts expiring at various dates through 2014, land that we estimate could be developed into approximately 4,306 lots, including 208 lots in Kentucky. Based on our land review process, we have determined that we are reasonably likely to complete the purchase of these option agreements and contingent contracts. We hold other option agreements and contingent contracts that would allow us to develop additional lots that are not included in the totals above. For these contingent contracts, we have not yet determined if it is reasonably likely that we will complete the purchase. Consequently, we did not include these contingent agreements when estimating the total amount of land or number of lots that we control.

The following table sets forth an estimate of our land inventory as of June 30, 2005 and includes for land that we control under contingent contracts only that land we have determined that we are reasonably likely to complete the purchase. The table excludes the lots associated with cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. The estimated number of lots is based on our current development plans. As a result, the number of lots may change if our development plans change.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Land we own:
Central Ohio	1,602	1,513	9,039	12,154
Kentucky	463	514	1,089	2,066
Land we control:
Central Ohio			4,098	4,098
Kentucky			208	208
Held for sale:
Central Ohio			964	964
Kentucky			204	204

Total Land Inventory	2,065	2,027	15,602	19,694

At June 30, 2005, we had 270 single-family inventory homes, including 63 in Kentucky, in various stages of construction, representing an aggregate investment of $21.9 million, compared to 290 single-family inventory homes, including 49 in Kentucky, in various stages of construction, representing an aggregate investment of $29.2 million, on June 30, 2004. We do not include inventory homes in sales or backlog.

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

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 2.50%, and is determined quarterly. The margin was 1.75% for the three months ended June 30, 2005. At June 30, 2005, we had fixed the interest rate on $130.0 million of our borrowings under the Facility by entering into interest rate swap contracts. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

As of June 30, 2005, we were in compliance with the Facility covenants and had approximately $50.2 million of additional borrowings available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase or decrease, depending on our use of the proceeds of borrowings under the Facility. The borrowings outstanding under the Facility at June 30, 2005 were approximately $206.4 million.

Seller Financing. From time to time, we purchase land with seller financing. As of June 30, 2005, we held land for development that was partially financed with seller-provided term debt that had an outstanding balance of approximately $8.0 million.

Capital and Operating Leases. We believe the best use of our Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are generally financed through capital and operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were approximately $706,000 at June 30, 2005. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was approximately $14.1 million at June 30, 2005. For additional information on our leases, see Note 9, Operating Lease Commitments and Note 12, Related Party Transactions, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Land Purchase Commitments. On June 30, 2005, we had non-cancelable obligations to purchase residential lots and unimproved land at an aggregate cost of approximately $3.2 million. We intend to purchase this land within the next year.

The following is a summary of our contractual obligations at June 30, 2005 (in thousands):

	Payments Due by Period
Term obligations:	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Note payable, banks	$206,389	$—	$206,389	$—	$—
Term debt	8,003	3,533	850	3,620	—
Capital lease obligations	706	662	44	—	—
Operating leases	14,087	3,894	4,451	2,254	3,488
Land purchase commitments	3,192	3,192	—	—	—

Total contractual cash obligations	$232,377	$11,281	$211,734	$5,874	$3,488

Off Balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We have caused to be issued performance bonds of approximately $48.1 million and irrevocable letters of credit of approximately $7.0 million at June 30, 2005. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. From time to time, we selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of distributing developed lots to the partners in the joint venture. The partners in each joint venture acquire substantially all of the lots developed by the joint venture and fund the development costs in proportion to their equity interest. We receive our percentage interest in the lots developed in the form of capital distributions. At June 30, 2005, we had ownership interests in nine active joint ventures with ownership interests ranging from 33% to 50%.

Under certain circumstances, joint ventures may qualify as variable interest entities that are required to be consolidated within our financial statements. We have evaluated all of our existing joint venture arrangements and have determined that none of the joint ventures are variable interest entities that would require consolidation in our financial statements.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots that may qualify as variable interest entities. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have determined that certain of these contracts are with variable interest entities and that we are the primary beneficiary, as defined in FIN 46R, of approximately $4.5 million and $17.0 million of land subject to option contracts or contingent purchase contracts at June 30, 2005 and December 31,

2004, respectively. These contracts were included in our Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 even though we do not have legal title to the land subject to these contracts. Of the approximately $4.5 million at June 30, 2005, approximately $3.2 million relates to cancelable contracts for which we have determined that it is reasonably likely that we will complete the land or lot purchase. The remaining approximately $1.3 million relates to cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. At June 30, 2005, we had approximately $39.5 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. Of this amount, approximately $1.8 million relates to good faith deposits on these contracts. An additional approximately $2.0 million of pre-acquisition and due diligence costs are also recorded at June 30, 2005, related to these contracts. In addition, approximately $1.7 million of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at June 30, 2005. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under the Facility.

We are in the process of evaluating approximately $58.0 million of additional cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. Of this amount, approximately $1.7 million relates to good faith deposits on these contracts. An additional approximately $1.2 million of pre-acquisition and due diligence costs are also recorded at June 30, 2005, related to these contracts. Good faith deposits and related due diligence costs are charged to earnings when we determine the purchase of the land or lots will not be completed.

We own a 49.9% interest in a consolidated title insurance agency, Alliance Title Agency, Ltd., that provides closing services for our Central Ohio homes. At June 30, 2005, our investment in the title insurance agency was approximately $93,000. We determined that the title insurance agency is a variable interest entity and consolidated it with our other homebuilding operations.

In 1997, we entered into an agreement with an unaffiliated third party to sell and lease back certain model homes used as sales models, which agreement was amended on September 10, 2004. Under this agreement, at June 30, 2005, we had 20 model homes subject to a one-year lease which expires in June 2006, 20 model homes subject to a one-year lease which expires in September 2005 and four model homes subject to a month-to-month lease. The one-year leases may, at our option, be continued on a month-to-month basis. We have determined that these leases are not with a variable interest entity and rental obligations are properly classified as operating leases in our schedule of contractual obligations.

BRC Properties Inc. (“BRC”), an entity controlled by members of the Borror Family, is the owner of two office buildings that we lease under long-term leases. We have no residual financial interest in these properties. We analyzed these leases with BRC and determined that BRC was not a variable interest entity requiring consolidation in our financial statements.

The following is a summary of our commercial commitments under off balance sheet arrangements at June 30, 2005 (in thousands):

	Amount of Commitment Expiration Per Period
Other commercial commitments:	Total Amounts Committed	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Letters of credit	$7,046	$2,286	$145	$4,615	$—
Performance bonds	48,096	41,899	5,723	474	—
Cancelable land contracts	39,468	21,826	11,846	2,923	2,873

Total commercial commitments	$94,610	$66,011	$17,714	$8,012	$2,873

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (“FAS 123R”). FAS 123R is a revision of FAS 123 and it supercedes APB No. 25. FAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will not be an alternative. FAS 123R is effective for all annual periods beginning after June 15, 2005, and thus will become effective for the Company beginning January 1, 2006.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of FAS 123R’s conclusions or requirements. We have performed a preliminary assessment of the impact of adopting FAS 123R and the guidance provided by SAB 107. Based on this evaluation, we do not expect the adoption of FAS 123R to have a significant impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2005, we were a party to twelve interest rate swap contracts with an aggregate notional amount of $130.0 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. Our current intention is to maintain a range of approximately 40% to 60% of our debt at a fixed interest rate. However, market conditions and timing affect the Company’s ability to maintain this balance between fixed and variable interest rates. Therefore at any time, this percentage may be more or less depending on specific circumstances. At June 30, 2005, our level of fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was approximately 63%. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Start Date	Maturity Date	Fixed Rate*
$10,000,000	Oct. 23, 2002	Oct. 4, 2005	3.16%
10,000,000	Oct. 24, 2003	Oct. 2, 2006	2.85%
10,000,000	Oct. 24, 2003	Jan. 2, 2007	2.87%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.47%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.51%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 9, 2003	Apr. 3, 2008	3.01%
10,000,000	May 9, 2003	May 3, 2008	3.04%
10,000,000	Sept. 8, 2004	Aug. 31, 2008	3.74%
10,000,000	Sept. 8, 2004	Sept. 9, 2008	3.74%
20,000,000	Apr. 15, 2005	June 30, 2009	4.45%

$130,000,000

*	Does not include a variable rate margin that ranges from 1.75% to 2.50% and was 1.75% at June 30, 2005.

The following table presents descriptions of the financial instruments and derivative instruments that we held at June 30, 2005. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.50%. Cash flows for interest on $130.0 million of variable rate liabilities that are subject to interest rate derivatives are the contractual average pay rate plus the variable margin (1.75% at June 30, 2005 and at December 31, 2004). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities eligible to be fixed with interest rate swaps was approximately $195.0 million and approximately $175.0 million at June 30, 2005 and December 31, 2004, respectively. The remaining variable rate liabilities at June 30, 2005 and December 31, 2004 of approximately $11.4 million and $19.4 million, respectively, are based on the prime rate. The fair value of the derivatives at June 30, 2005 and December 31, 2004 was an asset of $1.3 million and $981,000, respectively. We do not expect a gain to be realized from the $1.3 million asset because we expect to retain the swap contracts to maturity. All dollar amounts in the following table are in thousands.

						TOTAL
	2005	2006	2007	2008	2009	June 30, 2005	Dec. 31, 2004
Liabilities
Variable rate			$206,389			$206,389	$194,378
Average interest rate*						4.97%	4.73%

Interest Rate Derivatives
Notional amount	$130,000	$120,000	$110,000	$60,000	$20,000	$130,000	$130,000
Average pay rate	3.20%	3.20%	3.24%	3.60%	4.45%	3.20%	3.30%
Average receive rate	2.82%	2.82%	2.82%	2.88%	3.11%	2.82%	1.59%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of our management none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities. Neither the Company nor any “affiliated purchaser” of the Company purchased, during the second quarter of 2005, any of the Company’s equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	On May 11, 2005, the Company held its Annual Meeting of Shareholders.

(b)	See paragraph (c) below.

(c)	At the Annual Meeting, the Company’s shareholders elected four Class I Directors to the Board of Directors by the following vote:

Director Nominees	Shares Voted For	Shares Withheld
David P. Blom	7,618,814	19,922
Douglas G. Borror	7,617,969	20,767
Zuheir Sofia	7,618,204	20,532
C. Ronald Tilley	7,618,764	19,972

The term of office of the Company’s Class II Directors, Donald A. Borror, David S. Borror, R. Andrew Johnson, Gerald E. Mayo and Carl A. Nelson, Jr., continued after the Annual Meeting.

(d)	Not applicable.

Item 5. Other Information. Not applicable.

(a)	Not applicable.

(b)	Not applicable.

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

DOMINION HOMES, INC.
(Registrant)

Date: August 8, 2005	By:	/s/ Douglas G. Borror
Douglas G. Borror
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2005	By:	/s/ Terrence R. Thomas
Terrence R. Thomas
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A filed April 30, 2003 (File No. 0-23270).

10.1	Stock Option Agreement dated May 12, 2005 between Dominion Homes, Inc. and Zuheir Sofia (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, David P. Blom, R. Andrew Johnson, Gerald E. Mayo, Carl A. Nelson, Jr., and C. Ronald Tilley).	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.