Form 10-Q
period 2005-09-30
DOMINION HOMES INC
filed 2005-11-09
CIK 917857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Number of common shares outstanding as of October 31, 2005: 8,238,215

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	September 30, 2005 (unaudited)	December 31, 2004
Assets
Cash and cash equivalents	$5,983	$6,710
Accounts receivable:
Trade	1,077	1,080
Due from financial institutions for residential closings	3,077	3,441
Real estate inventories:
Land and land development costs	320,466	307,682
Homes under construction	105,406	102,224
Land held for sale	25,497	3,726
Other	2,228	2,887

Total real estate inventories	453,597	416,519

Prepaid expenses and other	10,944	6,503
Deferred income taxes	560	2,685
Property and equipment, at cost	12,892	19,357
Less accumulated depreciation	(6,834)	(11,815)

Net property and equipment	6,058	7,542

Total assets	$481,296	$444,480

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$16,051	$9,317
Deposits on homes and land under contract	2,416	1,223
Accrued liabilities	28,194	44,846
Note payable, banks	225,987	194,378
Term debt	14,227	5,819

Total liabilities	286,875	255,583

Commitments and contingencies
Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,556,261 shares issued and 8,235,715 shares outstanding on September 30, 2005 and 8,517,061 shares issued and 8,226,515 shares outstanding on December 31, 2004	64,131	64,875
Deferred compensation	(1,179)	(2,144)
Retained earnings	132,801	128,466
Accumulated other comprehensive income	1,554	586
Treasury stock, at cost (320,546 shares at September 30, 2005 and 290,546 shares at December 31, 2004)	(2,886)	(2,886)

Total shareholders’ equity	194,421	188,897

Total liabilities and shareholders’ equity	$481,296	$444,480

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$106,330	$162,623	$304,180	$426,476
Cost of real estate sold	84,720	126,383	239,580	329,232

Gross profit	21,610	36,240	64,600	97,244
Selling, general and administrative	16,059	20,972	49,351	59,769

Income from operations	5,551	15,268	15,249	37,475
Interest expense	3,318	2,389	8,801	6,180

Income before income taxes	2,233	12,879	6,448	31,295
Provision for income taxes	1,059	5,377	2,113	12,116

Net income	$1,174	$7,502	$4,335	$19,179

Earnings per share
Basic	$0.15	$0.94	$0.54	$2.40

Diluted	$0.14	$0.91	$0.53	$2.34

Weighted average shares outstanding
Basic	8,074,722	8,008,556	8,058,226	7,981,174

Diluted	8,207,177	8,222,127	8,207,535	8,178,974

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

		Deferred Compensation			Accumulated Other Comprehensive Income (Loss)
	Common Shares	Liability	Trust Shares	Retained Earnings		Treasury Stock	Total
Balance, December 31, 2004	$64,875	$(1,057)	$(1,087)	$128,466	$586	$(2,886)	$188,897
Net income				4,335			4,335
Unrealized hedging gain, net of deferred taxes of ($535)					968		968

Comprehensive income							5,303
Shares awarded	35						35
Exercise of stock options	162						162
Issuance of restricted share award	46	(46)					—
Change in value and vesting of restricted share awards	(987)	969					(18)
Deferred compensation	—	(63)	105				42

Balance, September 30, 2005	$64,131	$(197)	$(982)	$132,801	$1,554	$(2,886)	$194,421

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,335	$19,179
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2,457	3,266
Net loss on impaired real estate inventories	2,968	1,252
Gain on sale of land	(824)	—
Loss on disposal of fixed assets	295	3
Issuance of common shares for compensation	35	78
Deferred income taxes	1,590	3,118
Changes in assets and liabilities:
Accounts receivable	367	(1,467)
Real estate inventories	(42,397)	(88,979)
Prepaid expenses and other	(3,117)	698
Accounts payable	6,734	(1,241)
Deposits on homes and land under contract	1,193	(648)
Accrued liabilities	(4,127)	9,914

Net cash used in operating activities	(30,491)	(54,827)

Cash flows from investing activities:
Purchase of property and equipment	(1,594)	(1,161)
Proceeds from sale of property	840	—

Net cash used in investing activities	(754)	(1,161)

Cash flows from financing activities:
Payments on note payable banks	(68,589)	(123,729)
Proceeds from note payable banks	100,198	185,310
Payments on term debt	(455)	(1,837)
Payments of financing fees	(165)	(250)
Payments on capital lease obligations	(633)	(1,080)
Proceeds from issuance of common shares	162	306

Net cash provided by financing activities	30,518	58,720

Net change in cash and cash equivalents	(727)	2,732
Cash and cash equivalents, beginning of period	6,710	5,025

Cash and cash equivalents, end of period	$5,983	$7,757

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$5,050	$1,810

Income taxes paid	$3,179	$13,654

Land acquired by seller financing	$5,680	$910

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2. Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income since all stock option awards granted under the plans have an exercise price equal to the market value of the underlying common shares of the Company on the grant date.

Compensation cost related to restricted share awards is determined at the date of grant and adjusted for changes in the fair value of the restricted shares until the performance criteria, if any, are met. The fair value of restricted share awards is initially recorded as unearned compensation expense and is amortized on a straight-line basis over the vesting period. The unearned compensation expense related to such awards was approximately $1,133,000 at September 30, 2005 and approximately $2,055,000 at December 31, 2004, and is reflected as a reduction of shareholders’ equity.

Pro forma information regarding net income and earnings per share is required under Financial Accounting Standards Board (the “FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This information is required to be determined as if the Company had accounted for its stock options granted after December 31, 1994, under the fair value method prescribed by that statement. The following table illustrates the effects on net income and earnings per share if the Company had accounted for stock option awards using the fair value method, as required by FAS 123, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$1,174,000	$7,502,000	$4,335,000	$19,179,000
Add stock based compensation expense (benefit) included in reported net income, net of related tax effects	(128,000)	208,000	(12,000)	563,000
Deduct stock-based compensation benefit (expense) determined using the fair value method, net of related tax effects	89,000	(281,000)	(327,000)	(926,000)

Pro forma net income	$1,135,000	$7,429,000	$3,996,000	$18,816,000

Earnings per share
Basic as reported	$0.15	$0.94	$0.54	$2.40
Basic pro forma	$0.14	$0.93	$0.50	$2.36
Diluted as reported	$0.14	$0.91	$0.53	$2.34
Diluted pro forma	$0.14	$0.90	$0.49	$2.30

Stock options granted during period	—	—	15,000	35,000

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (“FAS 123R”). FAS 123R is a revision of FAS 123 and it supersedes APB No. 25. FAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will not be an alternative. FAS 123R is effective for all annual periods beginning after June 15, 2005, and thus will become effective for the Company beginning January 1, 2006.

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

3. Capitalized Interest

The Company capitalizes interest costs during the land development and home construction periods. Capitalized interest is included in land and land development costs and homes under construction in the Consolidated Balance Sheets. Capitalized interest related to the costs of land development and home construction is included in interest expense in the period for which the home is closed. Capitalized interest related to land under development and construction in progress was approximately $4,638,000 and $4,598,000 at September 30, 2005 and December 31, 2004, respectively.

The summary of the total interest is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest incurred	$3,253,000	$2,387,000	$8,939,000	$6,844,000
Interest capitalized	(1,220,000)	(1,279,000)	(3,343,000)	(3,909,000)

Interest expensed directly	2,033,000	1,108,000	5,596,000	2,935,000
Previously capitalized interest charged to interest expense	1,285,000	1,281,000	3,205,000	3,245,000

Total interest expense	$3,318,000	$2,389,000	$8,801,000	$6,180,000

4. Note Payable, Banks

On December 3, 2003, the Company entered into a Second Amended and Restated $250,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”). The Facility was amended on June 30, 2004 to increase the amount of the Facility to $300,000,000. On September 26, 2005, the Facility was amended to increase the permitted ratio of uncommitted land to tangible net worth to 1.90 to 1.00 through March 30, 2006 and 1.75 to 1.00 at March 31, 2006 and thereafter, reduce the permitted interest coverage ratio to 1.80 to 1.0 through September 30, 2005, 1.90 to 1.00 through December 31, 2005 and 2.00 to 1.00 thereafter, increase the variable Eurodollar margin rate to 2.75% in the event the interest coverage ratio is less than or equal to 2.25 to 1.00, amend the definition of interest expense as used in the interest coverage ratio to an interest incurred basis and increase the permitted amount of land not zoned for residential development to $20,000,000. The Facility terminates on May 31, 2007, unless extended by mutual agreement. For a more detailed description of the Facility, see Note 7, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

As of September 30, 2005, the Company was in compliance with the Facility covenants and had approximately $23,817,000 available to borrow under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase or decrease, depending on the Company’s use of the proceeds of borrowings under the Facility.

Amounts outstanding under the Facility were approximately $225,987,000 and $194,378,000 as of September 30, 2005 and December 31, 2004, respectively.

5. Derivative Instruments and Hedging Activities

The Company has entered into various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates. As of September 30, 2005, the Company had interest rate swap agreements with a notional value of $130,000,000 and a weighted average fixed interest rate of 3.3% plus a variable margin of 1.75%. The Company has designated and accounted for the interest rate swap agreements as cash flow hedges as described in Note 10, Derivative Instruments and Hedging Activities, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

At September 30, 2005 and December 31, 2004, the Company had assets related to the interest rate swap agreements of approximately $2,483,000 and $981,000, respectively. These assets are included in prepaid expenses and other in the Consolidated Balance Sheets. For the nine months ended September 30, 2005, the Company recorded other comprehensive income of approximately $968,000, net of tax, related to the increase in the value of the interest rate swap agreements.

During the three and nine month periods ended September 30, 2005 and 2004, all interest rate swap agreements were considered effective hedges and there were not any gains or losses recognized in earnings for hedge ineffectiveness.

6. Earnings per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares - basic	8,074,722	8,008,556	8,058,226	7,981,174
Common share equivalents	132,455	213,571	149,309	197,800

Weighted average shares - diluted	8,207,177	8,222,127	8,207,535	8,178,974

Common share equivalents include stock options and restricted common shares. Restricted common shares are included in common share equivalents when performance contingencies are achieved. As of September 30, 2005 and 2004, there were 60,000 and 95,000 restricted shares, respectively, for which the performance contingencies had not been achieved and were excluded from the diluted earnings per share calculations. As of the three months ended September 30, 2005 and 2004, there were 165,500 and 142,500 stock options, respectively, which were antidilutive and excluded from these quarterly diluted earnings per share calculations. As of the nine months ended September 30, 2005 and 2004, there were 180,500 and 15,000 stock options, respectively, which were antidilutive and excluded from the diluted earnings per share calculations for these periods.

7. Warranty Costs

The Company provides a two-year limited warranty on materials and workmanship and a ten to thirty-year warranty against major structural defects. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was approximately $462,000 and $774,000 for the three month period ending on September 30, 2005 and 2004, respectively. Accrued warranty cost was approximately $2,074,000 and $3,138,000 at September 30, 2005 and 2004, respectively.

A reconciliation of the changes in the warranty liability for the three and nine months ended September 30, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at the beginning of the period	$2,326,000	$3,186,000	$3,175,000	$3,990,000
Accruals for warranties issued during the period	316,000	514,000	938,000	1,348,000
Accruals related to pre-existing warranties (including changes in estimates)	146,000	260,000	(563,000)	(441,000)
Settlements made (in cash or in kind) during the period	(714,000)	(822,000)	(1,476,000)	(1,759,000)

Balance at the end of the period	$2,074,000	$3,138,000	$2,074,000	$3,138,000

8. Income Taxes

The Company provides for income taxes in interim periods based on its annual estimated effective tax rate. The effective tax rate for the third quarter of 2005 is 47.4% compared to 41.8% for the third quarter of 2004. The increase in the effective tax rate for the third quarter of 2005 is primarily due to increased state tax rates as a result of new legislation enacted in Ohio and Kentucky and for estimates of additional state taxes related to previously filed tax returns.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Job Creation Act”). The Job Creation Act provides a tax deduction of up to 9% (when fully phased in, starting with 3% for 2005) on the lesser of qualified production activities, as defined in the Job Creation Act, or taxable income. In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The Company has performed a preliminary assessment of FSP 109-1 and guidance provided by the Job Creation Act and does not expect it to have a significant impact on its consolidated financial position or results of operations. The Company’s effective tax rate for the third quarter of 2005 was not affected by the Job Creation Act or any related guidance.

9. Legal Proceedings

The Company is involved in various legal proceedings, most of which arise in the ordinary course of business, and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

10. Land Purchase Commitments

At September 30, 2005, the Company had non-cancelable contractual obligations to purchase residential lots and unimproved land at an aggregate cost of approximately $792,000. The Company intends to purchase this land within the next year.

At September 30, 2005, the Company also had cancelable contractual obligations to purchase residential lots and unimproved land. Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which its obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. At September 30, 2005, the Company had approximately $21,915,000 of cancelable contractual obligations for which the Company determined it is reasonably likely that it will complete the land or lot purchase. Of this amount, approximately $1,164,000 relates to good faith deposits on these contracts that are recorded in land and land development costs in the Consolidated Balance Sheet at September 30, 2005. An additional approximately $1,520,000 of related pre-acquisition and due diligence costs are recorded in land and land development costs related to these cancelable contractual obligations. In addition, approximately $2,650,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these cancelable contractual obligations at September 30, 2005.

At September 30, 2005, the Company was in the process of evaluating approximately $60,773,000 of additional cancelable contractual obligations for which it had not yet determined whether it is reasonably likely that it will complete the land or lot purchase. Of this amount, approximately $1,820,000 relates to good faith deposits on these contracts that are recorded in land and land development costs in the Consolidated Balance Sheet at September 30, 2005. In addition, approximately $1,383,000 of related pre-acquisition and due diligence costs are recorded in land and land development costs related to these contractual obligations. At such time, if any, as the Company determines that the purchase of any such land or lots will not be completed, the Company will charge to earnings the good faith deposits and related due diligence costs associated with such land or lots.

In addition, as a result of the application of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), at September 30, 2005 the Company consolidated approximately $4,479,000 of land subject to option contracts for which the Company is the primary beneficiary. Of this amount, approximately $3,229,000 relates to cancelable contractual obligations which the Company has determined that it is reasonably likely that it will complete the land or lot purchase. In addition to the amounts consolidated pursuant to FIN 46R, at September 30, 2005, good faith deposits and related due diligence costs on these contracts were approximately $390,000. The remaining approximately $1,250,000 relates to cancelable contractual obligations which the Company has not yet determined whether it is reasonably likely that it will complete the land or lot purchase. In addition to the amounts consolidated pursuant to FIN 46R, at September 30, 2005, good faith deposits and related due diligence costs on these contracts were approximately $204,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading builder of high-quality homes in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville, Kentucky. During 2004, we began building homes in the Lexington, Kentucky market. Our customer-driven focus targets entry-level and move-up homebuyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $110,000 to more than $350,000 and in size from approximately 1,000 to 3,500 square feet.

The Company’s geographic markets have historically been relatively stable markets for new home sales. During the last few years, however, new home sales in the Company’s markets were particularly strong and resulted in record sales levels for the Company. New home sales in our markets began to decrease during mid-2004 and those decreased sales generally continued through September 30, 2005. We believe the primary reasons for the decreasing sales include a decline in the overall demand for moderately priced homes, a lower level of consumer confidence and slower economic activity in our markets as compared to other parts of the country. Our third quarter results reflect these difficult market conditions. Third quarter 2005 revenues fell 34.6% to $106.3 million from the delivery of 549 homes, compared to $162.6 million from the delivery of 820 homes during the same period the previous year. This reduction in revenues directly impacted net income for the three months ended September 30, 2005, which declined to $1.2 million, or $0.14 per diluted share, compared to $7.5 million, or $0.91 per diluted share, for the three months ended September 30, 2004.

The decrease in the number of homes delivered also impacted our gross profit, which declined $14.6 million during the third quarter of 2005 compared to the third quarter of 2004. Gross profit for the third quarter of 2005 and 2004 was reduced by $570,000 and $1.0 million, respectively, for write-offs primarily related to deposits and due-diligence costs incurred for land that we decided not to purchase.

Selling, general and administrative expenses declined by approximately $4.9 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, mostly as a result of delivering fewer homes. Interest expense increased $929,000, principally as a result of higher average borrowings and a higher average interest rate. The increase in average borrowings is attributable to additional land purchases and land development costs incurred to develop new phases of existing communities and to develop new communities. Our effective tax rate increased to 47.4% for the third quarter of 2005 compared to 41.8% for the third quarter of 2004, primarily due to increased state tax rates as a result of new legislation enacted in Ohio and Kentucky and estimated additional state taxes related to previously filed tax returns.

During the three months ended September 30, 2005, we sold 433 homes, with a sales value of $81.8 million, compared to 598 homes, with a sales value $109.4 million, during the three months ended September 30, 2004. Our backlog at September 30, 2005 was 771 sales contracts, with a sales value of $154.6 million, compared to a backlog of 845 sales contracts, with a sales value of $166.0 million, at September 30, 2004. There were 64 active sales communities at September 30, 2005 compared to 58 at September 30, 2004.

We expect that 2005 will be a profitable year, but that net income will be substantially lower than in recent years. During the fourth quarter of 2005, we will introduce a new series of homes that are designed to appeal to “generation x” customers. During the first quarter of 2006, we expect to be offering homes for sale in three active-adult communities and introduce a modified Independence Series of homes. In the short-term, we are focused on improving sales, reducing overhead expenses and managing our inventory levels.

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

The following table sets forth certain data for each of our last eight quarters:

Three Months Ended	Revenues	Sales Contracts*	Closings	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Dec. 31, 2003	$166,317	586	893	1,019
Mar. 31, 2004	$115,672	950	634	1,335
June 30, 2004	$148,181	510	778	1,067
Sept. 30, 2004	$162,623	598	820	845
Dec. 31, 2004	$115,494	392	605	632
Mar. 31, 2005	$92,643	626	478	780
June 30, 2005	$105,207	655	548	887
Sept. 30, 2005	$106,330	433	549	771

*	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consolidated Statements of Operations Data (unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	79.7	77.7	78.8	77.2

Gross profit	20.3	22.3	21.2	22.8
Selling, general and administrative	15.1	12.9	16.2	14.0

Income from operations	5.2	9.4	5.0	8.8
Interest expense	3.1	1.5	2.9	1.4

Income before income taxes	2.1	7.9	2.1	7.4
Provision for income taxes	1.0	3.3	0.7	2.8

Net income	1.1%	4.6%	1.4%	4.6%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	433	598	1,714	2,058
Closings	549	820	1,575	2,232
Backlog at period end	771	845	771	845
Average sales price of homes closed during the period (in thousands)	$191	$196	$191	$188
Average sales value of homes in backlog at period end (in thousands)	$200	$196	$200	$196
Aggregate sales value of homes in backlog at period end (in thousands)	$154,615	$166,002	$154,615	$166,002

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

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when homebuyers cannot qualify for financing. Cancellations may occur prior to or during the construction process.

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

Third Quarter 2005 Compared to Third Quarter 2004

Revenues. Revenues for the third quarter of 2005 were $106.3 million from the delivery of 549 homes, compared to $162.6 million from the delivery of 820 homes during the same period the previous year. Included in third quarter 2004 revenues are 21 model home sales, with a sales value of $3.5 million that we subsequently leased back for use as sales models. There were no model homes sold and leased back during the third quarter of 2005. The average delivery price of homes during the third quarter of 2005 declined to $191,000 compared to $196,300 for the third quarter of 2004 primarily due to delivering a higher percentage of Independence Series homes during the third quarter of 2005 than the third quarter of 2004.

Third quarter 2005 revenues included fee revenues from our mortgage financing services subsidiary of $1.4 million compared to $2.1 million for the third quarter of 2004. This decrease in fee revenues is principally due to providing mortgage financing services to 426, or approximately 78%, of our homebuyers during the third quarter of 2005 compared to 539, or approximately 66%, of our homebuyers during the third quarter of 2004.

Gross Profit. The gross profit margin for the third quarter of 2005 was 20.3% compared to 22.3% for the third quarter of 2004. The gross profit margin for the third quarter of 2005 declined primarily due to the mix of homes delivered, additional sales discounts and higher lot costs. Included in gross profit for the third quarter of 2005 and 2004 were $570,000 and $1.0 million, respectively, of write-offs primarily related to deposits and due-diligence costs incurred for land that we decided not to purchase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $16.1 million for the three months ended September 30, 2005 compared to $21.0 million for the three months ended September 30, 2004, principally due to a reduction of the number of employees from 624 to 542, as of September 30, 2004 and 2005, respectively. In addition, lower bonuses, sales commissions and other variable costs related to delivering fewer homes reduced the current quarter’s selling, general and administrative expenses. As a percentage of revenues, selling general and administrative expenses were 15.1% and 12.9%, respectively.

Interest Expense. Interest expense was $3.3 million for the third quarter of 2005 compared to $2.4 million for the third quarter of 2004. The average borrowings under our bank Facility increased to $217.1 million for the third quarter of 2005 compared to $194.6 million for the third quarter of 2004, primarily due to increased investment in land and land development costs. The weighted average rate of interest on total borrowings increased to 5.5% for the third quarter of 2005 compared to 5.0% for the third quarter of 2004.

Provision for Income Taxes. Income tax expense for the third quarter of 2005 was $1.1 million compared to $5.4 million for the third quarter of 2004. The Company provides for income taxes in interim periods based on its annual estimated effective tax rate. The effective tax rate for the third quarter of 2005 was 47.4% and 41.8% for the third quarter of 2004. The increase in the effective tax rate for the third quarter of 2005 was primarily due to increased state tax rates as a result of new legislation enacted in Ohio and Kentucky and for estimated additional state taxes related to the previously filed tax returns.

First Nine Months 2005 Compared to First Nine Months 2004

Revenues. Revenues for the first nine months of 2005 were $304.2 million from the delivery of 1,575 homes, compared to $426.5 million from the delivery of 2,232 homes during the same period the previous year. Included in revenues for the first nine months of 2005 are 20 model home sales, with a sales value of $3.2 million, compared to 21 model homes, with a sales value of $3.5 million, for the same period last year. These homes were subsequently leased back by the Company for use as sales models. The average delivery price of homes during the first nine months of 2005 increased to $190,600 compared to $188,500 for the first nine months of 2004.

Revenues for the first nine months of 2005 included fee revenues from the Company’s mortgage financing services subsidiary of $3.8 million compared to $6.2 million for the first nine months of 2004. This decrease in fee revenues is principally due to providing mortgage financing services to 1,171, or approximately 74%, of our homebuyers during the first nine months of 2005 compared to 1,606, or approximately 72%, of our homebuyers during the first nine months of 2004.

Gross Profit. The gross profit margin for the first nine months of 2005 decreased to 21.2% from 22.8% for the first nine months of 2004. This decrease was primarily due to additional sales discounts, an increase in the cost of constructing our homes and higher lot costs. In addition, included in gross profit for the first nine months of 2005 and 2004 were $3.0 million and $1.3 million, respectively, of write-offs related to deposits and due-diligence costs incurred for land that we decided not to purchase. In addition, a gain of $824,000 from land we sold in the second quarter of 2005 was recorded in gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $49.4 million for the first nine months of 2005 from $59.8 million for the first nine months of 2004, principally due to a reduction of the number of employees from 624 to 542, as of September 30, 2004 and 2005, respectively. In addition, lower bonuses, sales commissions and other variable costs related to delivering fewer homes reduced selling, general and administrative expenses. As a percentage of revenues, selling general and administrative expenses were 16.2% and 14.0%, respectively.

Interest Expense. Interest expense for the first nine months of 2005 increased to $8.8 million from $6.2 million for the first nine months of 2004. The average borrowings under the Facility increased to $207.0 million for the first nine months of 2005 from $183.2 million for the first nine months of 2004. The weighted average rate of interest on total borrowings for the first nine months of 2005 was 5.4% compared to 5.0% for the first nine months of 2004. Interest expense for the first nine months of 2005 was also higher due to capitalizing approximately $566,000 less interest compared to the first nine months of 2004.

Provision for Income Taxes. Income tax expense for the first nine months of 2005 was $2.1 million compared to $12.1 million for the first nine months of 2004. The Company provides for income taxes in interim periods based on its annual estimated effective tax rate. The effective tax rate was 32.8% for the first nine months of 2005 and 38.7% for the first nine months of 2004. The decrease in the effective tax rate for the first nine months of 2005 was primarily due to a reduction of our estimated tax liabilities due to favorable tax audit settlements. This decline was partially offset by an increase in our state tax rate in the second quarter of 2005 as a result of new tax legislation enacted in Ohio and Kentucky and for estimated additional taxes related to previously filed state tax returns.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and our investment in land and land development activities. We expect the cash flow from our sales in backlog and funds from our Facility to allow us to meet our short-term cash obligations. The primary reasons that we could require additional capital are expansion in our existing markets, expansion into new markets, expansion of our mortgage financing services subsidiary, or purchase of a homebuilding company. We believe that our current borrowing capacity and anticipated cash flows from operations should be sufficient to meet our liquidity needs during 2005. However, the current Facility will require modifications to the loan covenants to fund our operations if the current trend in homes sales continues. The Company is currently negotiating with its bank group to modify and extend the Facility and expects to have a revised Facility in place during the first quarter of 2006.

Sources and Uses of Cash for the First Nine Months of 2005 Compared to the First Nine Months of 2004

During the first nine months of 2005, $30.5 million of cash was used in our operating activities, primarily driven by investments in land and land development activities. We also purchased $1.6 million of property and equipment during the first nine months of 2005, which was partially offset by $840,000 of proceeds from the sale of property and equipment. We used cash from operations together with seller financing and borrowings under our Facility to finance the increase in real estate inventories.

During the first nine months of 2004, we generated $32.9 million of cash flow from operations before expenditures on real estate inventories of $87.7 million. The increase in real estate inventories consisted of a $96.7 million of land and land development and other costs and a decrease of $9.0 million in homes under construction. We invested significantly in land and land development to expand our presence in Central Ohio and Louisville, Kentucky and to enter the Lexington, Kentucky market. We used cash from operations together with borrowings under our Facility to finance the increase in real estate inventories.

Real Estate Inventories

We generally attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next five to seven years. We have evaluated land that we own and anticipate that we will sell some of this land to third parties. At September 30, 2005, we have approximately $25.5 million of land held for sale. In addition, we are evaluating our option agreements and contingent contracts to determine if they should be continued or cancelled. The Company has cancelled more than $50.0 million of these agreements during the nine months ending September 30, 2005 and more than $55.0 million during the year ended December 31, 2004.

At September 30, 2005, we owned lots or land that we estimate could be developed into approximately 16,627 lots, including 2,178 lots in Kentucky. Included in the 16,627 lots are 1,251 lots that we have determined no longer fit into our sales plans and that we are offering for sale to other homebuilders or commercial developers.

At September 30, 2005, we controlled, through option agreements or contingent contracts expiring at various dates through 2009, land that we estimate could be developed into approximately 2,587 lots, including 208 lots in Kentucky. Based on our land review process, we have determined that we are reasonably likely to complete the purchase of these option agreements and contingent contracts. We hold other option agreements and contingent contracts that would allow us to develop additional lots that are not included in the totals above because we have not yet determined that we are reasonably likely to complete the purchase of this land. These options and cancelable contractual obligations are subject to contingencies, such as obtaining satisfactory zoning, within specified periods, which have not been satisfied. We may not complete the purchase of such land because these contingencies may not be satisfied, or because the Company determines that the land does not fit our needs.

The following table sets forth an estimate of our land inventory as of September 30, 2005 and includes land that we control under option agreements and contingent contracts and only that land we have determined that we are reasonably likely to complete the purchase. The table excludes the lots associated with cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. The estimated number of lots is based on our current development plans. As a result, the number of lots may change if our development plans change.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Land we own:
Central Ohio	1,797	1,626	9,979	13,402
Kentucky	445	481	1,048	1,974
Land we control:
Central Ohio			2,379	2,379
Kentucky			208	208
Held for sale:
Central Ohio			1,047	1,047
Kentucky			204	204

Total Land Inventory	2,242	2,107	14,865	19,214

At September 30, 2005, we had 281 single-family inventory homes, including 53 in Kentucky, in various stages of construction, representing an aggregate investment of $28.9 million, compared to 219 single-family inventory homes, including 35 in Kentucky, in various stages of construction, representing an aggregate investment of $20.0 million, on September 30, 2004. We do not include inventory homes in sales or backlog.

Contractual Obligations

Note Payable, Banks. On December 3, 2003, we entered into a Second Amended and Restated $250.0 million Credit Agreement evidencing the Company’s Senior Unsecured Revolving Credit Facility (the “Facility”) that terminates on May 31, 2007. On June 30, 2004, the Facility was amended to increase the amount of the Facility to $300.0 million. On September 26, 2005, the Facility was amended to increase the permitted ratio of uncommitted land to tangible net worth to 1.90 to 1.00 through March 30, 2006 and 1.75 to 1.00 at March 31, 2006 and thereafter, reduce the permitted interest coverage ratio to 1.80 to 1.0 through September 30, 2005, 1.90 to 1.00 through December 31, 2005 and 2.00 to 1.00 thereafter, increase the variable Eurodollar margin rate to 2.75% in the event the interest coverage ratio is less than or equal to 2.25 to 1.00, amend the definition of interest expense as used in the interest coverage ratio to an interest incurred basis and increase the permitted amount of land not zoned for residential development to $20,000,000. For a more detailed description of the Facility, including restrictions it imposes on our business activities, see Note 7, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 2.75%, and is determined quarterly. The margin was 1.75% for the three months ended September 30, 2005. At September 30, 2005, we had fixed the interest rate (excluding our variable interest rate margin) on $130.0 million of our borrowings under the Facility by entering into interest rate swap contracts. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

As of September 30, 2005, we were in compliance with the Facility covenants and had approximately $23.8 million of additional borrowings available under the Facility, after adjustment for borrowing base limitations. Borrowing availability under the Facility could increase or decrease, depending on our use of the proceeds of borrowings under the Facility. The borrowings outstanding under the Facility at September 30, 2005 were approximately $226.0 million.

Seller Financing. From time to time, we purchase land with seller financing. As of September 30, 2005, we held land for development that was partially financed with $13.7 million of seller-provided mortgages due at various dates through August 2012. The seller-provided mortgages have interest rates ranging from 1.5% to 12.25%.

Capital and Operating Leases. We believe the best use of our Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are generally financed through capital and operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and related obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were approximately $544,000 at September 30, 2005. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum aggregate rental commitment under such non-cancelable operating leases was approximately $13.0 million at September 30, 2005. For additional information on our leases, see Note 9, Operating Lease Commitments and Note 12, Related Party Transactions, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Land Purchase Commitments. On September 30, 2005, we had non-cancelable obligations to purchase residential lots and unimproved land at an aggregate cost of approximately $792,000. We intend to purchase this land within the next year.

The following is a summary of our contractual obligations at September 30, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Term obligations:
Note payable, banks	$225,987	$—	$225,987	$—	$—
Term debt	13,683	4,345	2,473	5,242	1,623
Capital lease obligations	544	511	33	—	—
Operating leases	13,017	3,692	4,066	1,876	3,383
Land purchase commitments	792	792	—	—	—

Total contractual cash obligations	$254,023	$9,340	$232,559	$7,118	$5,006

Off Balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We have caused to be issued on our behalf performance bonds of approximately $52.3 million and irrevocable letters of credit of approximately $8.1 million at September 30, 2005. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. From time to time, we selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of distributing developed lots to the partners in the joint venture. The partners in each joint venture acquire substantially all of the lots developed by the joint venture and fund the development costs in proportion to their equity interest. We receive our percentage interest in the lots developed in the form of capital distributions. At September 30, 2005, we had ownership interests in nine active joint ventures with ownership interests ranging from 33% to 50%.

Under certain circumstances, joint ventures may qualify as variable interest entities that are required to be consolidated within our financial statements. We have evaluated all of our existing joint venture arrangements and have determined that none of the joint ventures is a variable interest entity that would require consolidation in our financial statements.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots that may qualify as variable interest entities. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have determined that certain of these contracts are with variable interest entities and that we are the primary beneficiary, as defined in FIN 46R, of approximately $4.5 million and $17.0 million of land subject to option contracts or contingent purchase contracts at September 30, 2005 and December 31, 2004, respectively. These contracts were included in our Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 even though we do not have legal title to the land subject to these contracts. Of the approximately $4.5 million at September 30, 2005, approximately $3.2 million relates to cancelable contracts for which we have determined that it is reasonably likely that we will complete the land or lot purchase. The remaining approximately $1.3 million relates to cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. At September 30, 2005, we had approximately $21.9 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. Of this amount, approximately $1.2 million relates to good faith deposits on these contracts. Additionally, approximately $1.5 million of pre-acquisition and due diligence costs are also recorded at September 30, 2005, related to these contracts. In addition, approximately $2.7 million of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at September 30, 2005. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under the Facility.

We are in the process of evaluating approximately $60.8 million of additional cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. Of this amount, approximately $1.8 million relates to good faith deposits on these contracts. Additionally, approximately $1.4 million of pre-acquisition and due diligence costs are also recorded at September 30, 2005, related to these contracts. Good faith deposits and related due diligence costs are charged to earnings when we determine the purchase of the land or lots will not be completed.

We own a 49.9% interest in a consolidated title insurance agency, Alliance Title Agency, Ltd., that provides closing services for our Central Ohio homes. At September 30, 2005, our investment in the title insurance agency was approximately $115,000. We determined that the title insurance agency is a variable interest entity and consolidated it with our other homebuilding operations.

In 1997, we entered into an agreement, which was amended on September 10, 2004, with an unaffiliated third party to sell and lease back certain model homes used as sales models. At September 30, 2005, we had 20 model homes subject to one-year leases which expire in June 2006 and 23 model homes subject to month-to-month leases under this amended agreement. The one-year leases may, at our option, be continued on a month-to-month basis. We have determined that these leases are not with a variable interest entity and rental obligations are properly classified as operating leases in our schedule of contractual obligations.

BRC Properties Inc. (“BRC”), an entity controlled by members of the Borror Family, is the owner of two office buildings that we lease under long-term leases. We have no residual financial interest in these properties. We analyzed these leases with BRC and determined that BRC was not a variable interest entity requiring consolidation in our financial statements.

The following is a summary of our commercial commitments under off balance sheet arrangements at September 30, 2005 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Other commercial commitments:
Letters of credit	$8,074	$3,422	$37	$4,615	$—
Performance bonds	52,321	48,642	3,185	494	—
Cancelable land contracts	21,915	12,905	5,710	3,300	—

Total commercial commitments	$82,310	$64,969	$8,932	$8,409	$—

Inflation and Other Cost Increases

We are not always able to reflect all of our cost increases in the sales price of our homes because competitive pressures and other factors sometimes require us to maintain or discount our sales prices. While we attempt to maintain material, labor and subcontractor costs from the date a sales contract with a customer is accepted until the date construction is completed, we may incur unanticipated costs which cannot be passed on to the customer. For example, delays in construction of a home can cause the mortgage commitment to expire and can require us, if mortgage interest rates have increased, to pay significant amounts to the mortgage lender to extend the original mortgage interest rate. In addition, during periods of high construction activities, we may incur additional costs to obtain subcontractors when certain trades are not readily available, which can result in lower gross profits. Periods of rapid price increases can result in lower gross profits.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (“FAS 123R”). FAS 123R is a revision of FAS 123 and it supersedes APB No. 25. FAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will not be an alternative. FAS 123R is effective for all annual periods beginning after June 15, 2005, and thus will become effective for the Company beginning January 1, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, we were a party to twelve interest rate swap contracts with an aggregate notional amount of $130.0 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. Our current intention is to maintain a range of approximately 40% to 60% of our debt at a fixed interest rate. However, market conditions and timing affect the Company’s ability to maintain this balance between fixed and variable interest rates. Therefore at any time, this percentage may be more or less depending on specific circumstances. At September 30, 2005, our level of fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was approximately 58%. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Start Date	Maturity Date	Fixed Rate*
$10,000,000	Oct. 23, 2002	Oct. 4, 2005	3.16%
10,000,000	Oct. 24, 2003	Oct. 2, 2006	2.85%
10,000,000	Oct. 24, 2003	Jan. 2, 2007	2.87%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.47%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.51%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 9, 2003	Apr. 3, 2008	3.01%
10,000,000	May 9, 2003	May 3, 2008	3.04%
10,000,000	Sept. 8, 2004	Aug. 31, 2008	3.74%
10,000,000	Sept. 8, 2004	Sept. 9, 2008	3.74%
20,000,000	Apr. 15, 2005	June 30, 2009	4.45%

$130,000,000

*	Does not include a variable rate margin that ranges from 1.75% to 2.75% and was 1.75% at September 30, 2005.

The following table presents descriptions of the financial instruments and derivative instruments that we held at September 30, 2005. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.75%. Cash flows for interest on $130.0 million of variable rate liabilities that are subject to interest rate derivatives are the contractual average pay rate plus the variable margin (1.75% at September 30, 2005 and at December 31, 2004). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The fair value of the variable rate liabilities eligible to be fixed with interest rate swaps was approximately $200.0 million and approximately $175.0 million at September 30, 2005 and December 31, 2004, respectively. The remaining variable rate liabilities at September 30, 2005 and December 31, 2004 of approximately $26.0 million and $19.4 million, respectively, are based on the prime rate (6.75% at September 30, 2005). The fair value of the derivatives at September 30, 2005 and

December 31, 2004 was an asset of $2.5 million and $981,000, respectively. We do not expect a gain to be realized from the $2.5 million asset because we expect to retain the swap contracts to maturity. All dollar amounts in the following table are in thousands.

						TOTAL
	2005	2006	2007	2008	2009	Sept. 30, 2005	Dec. 31, 2004
Liabilities
Variable rate			$225,897			$225,897	$194,378
Average interest rate*						5.02%	4.73%
Interest Rate Derivatives
Notional amount	$130,000	$120,000	$110,000	$60,000	$20,000	$130,000	$130,000
Average pay rate	3.20%	3.21%	3.24%	3.60%	4.45%	3.20%	3.30%
Average receive rate	3.08%	3.08%	3.08%	3.10%	3.32%	3.08%	1.59%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of our management none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities. Neither the Company nor any “affiliated purchaser” of the Company purchased, during the third quarter of 2005, any of the Company’s equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Not applicable.

Item 5. Other Information. Not applicable.

(a)	Not applicable.

(b)	Not applicable.

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

DOMINION HOMES, INC.
(Registrant)

Date: November 9, 2005	By:	/s/ Douglas G. Borror
Douglas G. Borror Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2005	By:	/s/ Terrence R. Thomas
Terrence R. Thomas Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A filed April 30, 2003 (File No. 0-23270).

10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement, effective as of September 26, 2005.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2005 (File No. 0-23270)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.