Form 10-K
period 2005-12-31
DOMINION HOMES INC
filed 2006-03-30
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of our common shares held by non-affiliates was $58,465,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. For this purpose, non-affiliates are defined to be all shareholders of the Registrant other than its directors and executive officers and its largest shareholder, BRC Properties Inc.

As of March 24, 2006, there were 8,250,615 common shares, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2006.	Part III

PART I

Item 1. BUSINESS

All references to “we,” “us,” and “our,” “Dominion,” or the “Company” in this Annual Report on Form 10-K mean Dominion Homes, Inc. and its consolidated subsidiaries, except where it is made clear that the term only means Dominion Homes, Inc.

Overview

We are a leading builder of high-quality homes in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and in the Louisville and Lexington, Kentucky markets. Our customer-driven focus targets entry-level and move-up home buyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to more than $360,000 and in size from approximately 1,000 to 3,500 square feet.

We trace our homebuilding roots to 1952 when Donald A. Borror, our Chairman Emeritus, built his first home in Columbus, Ohio. Donald Borror and the Borror family grew the homebuilding business and operated it as part of the homebuilding and related divisions of BRC Properties Inc. (“BRC”). We were organized as an Ohio corporation in October 1993 under the name Borror Corporation in anticipation of our initial public offering, which we completed in March 1994. In connection with the initial public offering, we acquired from BRC, our predecessor company and our largest shareholder, its homebuilding operations. BRC is primarily owned and is controlled by the Borror family. In May 1997, we changed our name to Dominion Homes, Inc.

Our principal corporate offices are located at 5000 Tuttle Crossing Blvd., Dublin, Ohio 43016-5555. The telephone number of our principal corporate offices is (614) 356-5000 and our web site address is www.dominionhomes.com.

Our Markets

We presently build homes in three markets, Central Ohio, Louisville, Kentucky and Lexington, Kentucky. Each of our markets has diverse economic and employment bases with steady population growth over the last 10 years. We believe we are one of the largest homebuilding companies in both the Central Ohio and Louisville, Kentucky markets, based on the number of new homes delivered. We are continuing to increase our presence in the Lexington, Kentucky market, which we entered in 2004.

In 2005, we delivered approximately 23% of all new homes in the Central Ohio market as reported in an annual housing report for 2005 prepared by a Columbus, Ohio based real estate service that is unaffiliated with the Company. Columbus, the largest city in the Central Ohio market, is the capital of Ohio, the county seat of Franklin County and the largest city in Ohio. The Columbus Metropolitan Statistical Area (the “Columbus MSA”) has a population of approximately 1.7 million. As of December 2005, the unemployment rate in the Columbus MSA was 4.8% and the national average was 4.9%. Columbus is the home of The Ohio State

University. In addition, a number of notable organizations have their headquarters in Central Ohio, including Honda of America Manufacturing, Inc., American Electric Power Company, Inc., Limited Brands, Inc., Nationwide Insurance Company, Wendy’s International, Inc., Battelle Memorial Institute, The Scotts Miracle-Gro Company and Cardinal Health, Inc. The Columbus MSA includes Delaware, Fairfield, Franklin, Licking, Madison, Morrow, Pickaway and Union counties. We build homes in all of these counties, except Madison and Morrow Counties. In addition to the Columbus MSA, we also build homes in Marion County, which is in Central Ohio.

In 1998, we expanded our operations into Louisville, Kentucky. In 2005, we believe that we delivered approximately 5% of all new homes in the Louisville market based on the total number of permits issued in 2005 in the Louisville Metropolitan Statistical Area (the “Louisville MSA”). The Louisville MSA has a population of approximately 1.2 million. As of December 2005, the unemployment rate in the Louisville MSA was 6.0%. Louisville is the home of the University of Louisville and the headquarters for major corporations such as Humana, Inc., Yum! Brands, Inc. and KFC Corporation. Other major employers in Louisville include GE Appliance, Ford Motor Company and United Parcel Service, Inc. The Louisville MSA consists of Jefferson, Oldham, Bullitt, Trimble, Nelson, Meade, Spencer, Shelby and Henry counties in Kentucky and Harrison, Floyd, Clark and Washington Counties in Southern Indiana. We presently build homes in Jefferson, Oldham, Shelby and Clark counties.

In 2004, we further expanded our operations into Lexington, Kentucky. We chose Lexington because of its strong economy, its proximity to our existing operations in Louisville and our ability to share many systems and personnel in developing communities and building homes in both of our Kentucky locations. The Lexington Metropolitan Statistical Area (the “Lexington MSA”) has a population of approximately 500,000. As of December 31, 2005, the unemployment rate in the Lexington MSA was 4.7%. Lexington is the home of the University of Kentucky, Toyota Motor Manufacturing Kentucky, Inc. and Lexmark International. The Lexington MSA consists of Bourbon, Clark, Fayette, Jessamine, Scott and Woodford counties. We presently build homes in Fayette and Scott counties.

Our Products

We focus on providing high-quality, affordably priced homes primarily for entry-level and first-time move-up home buyers. We currently offer five distinct series of homes, which are differentiated by price, size, standard features and available options. Generally, the design of our homes allow them to be built in any one of our three markets, depending on the availability of compatible land sites.

•	Independence Series - Our Independence Series, a neo-traditional housing concept, targets entry-level home buyers. We offer nine home designs in this series, ranging in price from approximately $100,000 to $190,000 and in size from approximately 1,000 to 1,900 square feet. This series consists of detached, single-family homes located in communities with relatively narrow streets, garage access through alleys in the rear and the look, feel and privacy of homes in older, traditional neighborhoods. We have established Independence Series communities both as single-family homes in condominium communities and as fee-simple communities under provisions of the City of Columbus’ zoning code for traditional neighborhood developments. These communities maximize our land use and can be developed more efficiently at reduced costs. Our Independence Series homes represented approximately 36% of our home deliveries in 2005.

•	Metropolitan Series - Our Metropolitan Series, which we formally introduced in mid 2005, targets the young, single home buyer. We offer six attached two-story townhome designs, ranging in price from $140,000 to $163,000 and in size from approximately 1,600 to 2,300 square feet, in maintenance-free communities. We currently offer our Metropolitan Series in three communities. Our Metropolitan Series homes represented approximately 1% of our home deliveries in 2005 due to its late introduction in the year.

•	Millennium Series - Our Millennium Series, the product of a re-design of our popular Celebration Series, targets the entry-level and first-time move-up home buyers. We offer 18 single-family traditional home designs in this series, ranging in price from approximately $130,000 to $250,000 and in size from approximately 1,400 to 2,400 square feet. Our Millennium Series and our Celebration Series homes represented approximately 51% of our home deliveries in 2005. We still offer the Celebration Series in select communities.

•	Tradition Series - Our Tradition Series, with styles ranging from contemporary to traditional designs, targets move-up home buyers. We offer 14 single-family home designs in our Tradition Series, ranging in price from approximately $200,000 to more than $360,000 and in size from approximately 2,100 to 3,500 square feet. These home designs incorporate many semi-custom features and offer a variety of options. Our Tradition Series homes represented approximately 12% of our home deliveries in 2005.

•	Grand Reserve Series – Our Grand Reserve Series targets active adults who want luxury patio homes built in private communities with convenient amenities like pools and clubhouses. Launched in late 2005, we offer four single-family designs ranging in price from approximately $164,000 to more than $210,000, and in size from approximately 1,300 to 1,900 square feet. These home designs are all ranches or first-floor masters with many standard features, and a variety of semi-custom options. We are currently selling Grand Reserve Series homes in one community, and plan to open two additional communities by mid-2006.

We regularly build prototypes of new home designs in order to expand our target markets. Our Independence Series and Metropolitan Series homes both resulted from successful prototype designs.

Community Development

Our community development process generally consists of two phases: (1) land acquisition and development, and (2) home construction.

Land Acquisition and Development. We believe that one of our key strengths is our ability to identify and economically acquire land to be developed for our homebuilding operations. During 2005, we were the developer of over 90% of the communities in which we built homes. This practice enables us to: (1) improve our profit margins by reducing the cost of finished lots, (2) maintain an adequate supply of finished lots to meet market demand, (3) control the details of development in order to create a distinctive look and feel in our communities, and (4) streamline and coordinate the construction process.

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

Through our control of the development process, from the design of each community entryway to the placement of streets and amenities, we create a distinctive look and feel in each of our communities. We generally complete the sale of homes in our communities in time periods that range from four to five years from first to last sale, with smaller communities generally taking less time to complete than larger communities. Certain large communities can take more than five years to complete. In addition, we typically incorporate an association of the homeowners to ensure the continued maintenance of the common areas after the community is developed.

We selectively enter into joint ventures with other homebuilders to own and develop communities where our equity interests generally range from 33% to 50%. We account for these investments using the equity method. Development costs of the joint ventures generally are funded by the participants. The participants in the joint ventures acquire substantially all of the developed lots. At December 31, 2005, we were actively participating in seven joint ventures.

Land inventory that we own consists of either (1) land titled in our name or (2) our pro rata share of land titled in the name of one of our joint ventures. Land inventory that we control consists of land that we have committed to purchase or have the right to acquire under contingent purchase or option contracts. Land inventory that we control includes certain land that we have consolidated as a result of the application of Financial Accounting Standards Board

Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). We expect that a portion of our contingent contracts will not be completed for various reasons. We continually review our land inventory and contingent contracts to determine which contracts are reasonably likely to result in a completed land purchase. Occasionally, we determine that land that we own no longer fits into our sales plans. We offer such land for sale, primarily to other homebuilders, or in some limited instances, to commercial developers.

The following table sets forth an estimate of our land inventory as of December 31, 2005 and includes only land that we control under contingent contracts that has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Land we own:
Central Ohio	1,861	1,106	10,064	13,031
Kentucky	421	440	1,044	1,905
Land we control:
Central Ohio	24	—	2,485	2,509
Kentucky	—	—	200	200
Held for sale:
Central Ohio	—	—	239	239
Kentucky	—	46	48	94

Total	2,306	1,592	14,080	17,978

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

We maintain information and administrative systems to support our construction operations. These systems are designed to allow us to monitor construction costs by providing us with the information necessary to manage subcontractor performance and expenditures on each home. Subcontracted work is authorized by work orders. The cost of deviations from the work order must be approved for payment by our construction superintendents and we investigate significant cost variances. These information systems also integrate our sales reporting, contract management and material distribution systems into the construction process.

Our general practice is to start construction of a Millennium Series or Tradition Series home when we have obtained an executed sales contract. However, we selectively start construction of a limited number of homes in these series without a sales contract in anticipation of seasonal demand and to attract customers, such as corporate transferees, who need homes in 60 to 90 days. We generally begin construction of Independence Series, Metropolitan Series and Grand Reserve Series of homes without a sales contract because we believe this to be the most efficient method to build these types of homes. In addition to the intentional creation of inventory homes, an inventory home is also created when a sales contract is cancelled after construction has commenced, generally because the purchaser has not satisfied a contingency. At December 31, 2005, we had 249 inventory homes in various stages of construction, compared to 290 inventory homes at December 31, 2004. We also may start the foundation of homes in all of our series on a strategic and selective basis during the fall and early winter in order to moderate the effects of weather on the building process. These foundations are not included in the number of inventory homes we report.

Marketing Strategy - “The Best of Everything®”

Marketing and Sales. We have an extensive targeted marketing plan, which includes advertising by broadcast, newspapers, magazines, direct mail, and our Dominion Homes website. Our advertising typically emphasizes the quality of our homes, the location of our communities, the brand name components used in our homes, the wide variety of our home styles and the longevity of the Company. We believe these factors differentiate our products and reinforce our “Dominion Homes-The Best of Everything®” brand awareness program. According to a third party survey conducted during 2005, approximately 94% of Central Ohio respondents recognized the Dominion Homes® brand.

We sell our homes principally through the use of on-site, fully furnished and landscaped model homes decorated to emphasize the quality design features and choices available to our customers. At December 31, 2005, we had 75 model homes. In addition, we sell our homes in Central Ohio through our Dominion HomeStore®. The Dominion HomeStore® primarily focuses on sales through the realtor community and generated sales of approximately $68.7 million in 2005. We encourage independent realtor participation in the home sales process because realtors often introduce our homes to customers who might not otherwise consider purchasing a new home.

At December 31, 2005, we employed 94 trained sales representatives. Our sales representatives are trained to help the customer determine which home design best suits his or her needs based on the benefits and features of our homes and are also well-versed on the construction process and timelines. We devote significant attention to the continued training of our sales representatives to assure high levels of professionalism and product knowledge. Our sales representatives are company employees. We believe that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables us to communicate a consistent message to our customers.

We support our Central Ohio operations through a customer center that is located in an office building adjacent to our Dublin, Ohio executive offices. These operations include sales services, showroom and decorating services, mortgage financing services and title and closing services. We believe that, by combining these operations in one location, we can provide a more effective and satisfying home buying experience for our customers.

We use promotional and sales incentives, such as discounts on the purchase price of our homes, to market our products. We also offer discounts to previous purchasers of our homes, employees of our vendors, our own employees and employees of select companies.

Quality Homes and Communities. Our communities offer customers a wide-range of choices in neighborhoods and schools. Many of our communities offer bicycle and jogging trails, walking paths, park areas, playgrounds and swimming facilities.

We believe that our homes have more standard features than any competitor selling at comparable prices in our markets. Our Millennium Series and Tradition Series homes generally include a front porch, high performance exterior, two-car garage, cathedral ceiling, air conditioning, all major kitchen appliances and fully sodded yard. We use nationally recognized and industry leading brand name components in constructing all of our homes. These components include Andersen® wood windows, the Kohler® family of bathroom and kitchen fixtures, Carrier® natural gas furnaces, Armstrong® flooring, General Electric® appliances, Wilsonart® decorative laminate and Aristokraft® cabinets.

We offer a comprehensive warranty program that features a two-year warranty covering the roof, windows, doors and all mechanical elements of our homes, including the heating, plumbing and electrical systems. We also offer a 30-year warranty covering all major structural components in our Millennium Series, Independence Series and Tradition Series homes and a 10-year warranty on our Metropolitan Series and Grand Reserve Series homes. The structural warranty on each home is automatically transferred to subsequent owners of the home. We also transfer to our customers all warranties provided by manufacturers and suppliers.

Customer Financing. Through our mortgage financing services subsidiary, Dominion Homes Financial Services, Ltd., an Ohio limited liability company (“DHFS”), we assist many of our customers to obtain mortgages to finance the purchase of their homes. We do not provide mortgage financing to our customers and, consequently, do not bear the interest rate and market risks associated with making mortgage loans. Our services include loan application counseling, loan processing and negotiation and the placement of mortgages with third party mortgage lenders. DHFS does not underwrite, approve or fund mortgages. In 2005, DHFS provided mortgage financing services for approximately 74% of our closings, and the average mortgage amount per closing was approximately $176,700. In 2004, DHFS provided mortgage financing services for approximately 70% of our closings, and the average mortgage amount per closing was approximately $168,600.

On February 27, 2006, the Company and DHFS entered into a non-binding letter of intent with Wells Fargo Bank, N.A., and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”), regarding the formation of a joint venture that will operate as a full-service mortgage bank to our customers and the general public. The joint venture will utilize Wells Fargo’s underwriting, compliance and loan-processing services. The letter of intent provides that Wells Fargo will hold a 50.1% interest in the joint venture and we will hold the remaining 49.9% interest. The joint venture is intended to operate as a mortgage bank and to originate, process and fund mortgage loans in our Central Ohio, Louisville and Lexington markets. It is expected that the joint venture will eventually replace DHFS, which will remain in operation at a reduced level for four to six months in order to fully satisfy all commitments to borrowers for loans that have been approved but not funded. We expect that most of DHFS’ employees will be offered employment by either the new joint venture or Wells Fargo. We anticipate that those employees who accept employment, together with an appropriate number of Wells Fargo employees, will process customer loans during the transition period.

Our customers have a number of attractive loan options that include interest rate buy downs and payment of the customer’s loan origination fees, rate commitment fees, discount points and some closing fees. In addition, there are several “no money down” or “gift fund” programs available to our home buyers, including the program offered by The Nehemiah Corporation. These “no money down” programs are offered under both conventional and government-insured loan programs. The “no money down” programs offered under the government-insured loan programs allow a home buyer to use gift funds received from a non-profit corporation as a down payment. We are obligated to make a contribution to the non-profit corporation that is slightly larger than the amount of the gift to the home buyer.

During 2005, approximately one-half of the homes we delivered were financed using government-insured loans. However, conventional financing of our homes increased throughout the year. In comparison to conventional financing, government-insured loans generally allow customers to purchase homes with a higher percentage of their income directed toward housing expenses and with lower down payments. Regulations applicable to government-insured loans also generally allow us to pay more points and closing costs for the buyer. At December 31, 2005, the maximum dollar amount for Federal Housing Administration (“FHA”) mortgages was $208,800 in the Columbus MSA, $180,485 in the Louisville MSA and $160,176 in the Lexington MSA.

We sell our homes using standard sales contracts. These contracts generally require the home buyer to make a $500 deposit when the contract is signed and to pay the remainder of the down payment at the start of construction or loan approval.

Customer Communication. We believe that the Internet continues to have a significant impact on the way that potential home buyers shop for homes. Therefore, we continue to redesign and update our website to better market our products and communicate with our customers. We incorporated all market-specific web pages into one website and streamlined the structure to make it easier for our customers to find home and community information. Through our website, a potential home buyer can take virtual tours of models and search our home inventory by specifying size, location, amenities and price. Our website allows our home buyers to communicate with their sales representatives and construction superintendents, and to monitor construction progress.

Most of our closings are performed by our affiliated title insurance agencies. Alliance Title Agency, Ltd. (“Alliance”) is an Ohio limited liability company which is licensed under Ohio insurance laws to conduct title insurance agency business in Ohio. Alliance provided title insurance and other closing related services for most of the Company’s home closings in Central Ohio. The membership interests of Alliance are owned as follows: 49.9% by the Company (the maximum ownership interest allowed under Ohio law); 20.0% by Denis G. Connor; and 30.1% by the Dominion Homes - Borror Family Foundation. Our wholly-owned subsidiary, Alliance Title Agency of Kentucky, LLC, a Kentucky limited liability company, provides title insurance for our Louisville and Lexington, Kentucky home closings.

We believe that maintaining affiliated title insurance agencies facilitates efficient and convenient closings. The title insurance agency personnel are trained to have a basic understanding of our home construction process and “The Best of Everything” marketing strategy. We also believe that having affiliated title insurance agencies enhances communication between these agencies and the Company.

After a home closing, we survey our home buyers twice and invite them to complete a questionnaire that rates their home buying experience. This survey includes rating their sales representative, construction superintendent, decorating consultant and loan counselor. The questionnaires also provide other information regarding the home buyer’s building experience. We use the information obtained from these questionnaires to refine our product offerings, and improve our customers’ experience. In addition, our overall “customer satisfaction” rating which we measure based on survey responses to the question, “Would you recommend Dominion Homes to a friend?”, has been an important factor in our employee incentive compensation programs.

Value Engineering. We have enhanced “The Best of Everything” marketing strategy through our innovative approach to home design and construction. We use streamlined architectural designs and offer more standard features and amenities than we believe are normally found in new homes at comparable prices. This approach enables us to use standard-sized building materials and reduces construction deviations and change orders. On an ongoing basis, we work closely with our vendors to further refine and standardize our building material needs, enabling us to realize additional cost and supply efficiencies. This focus on the design and construction process allows us to deliver affordably priced homes with more consistent quality and relatively shorter construction times.

Our design work is performed by our architectural department and contracted architectural firms. Each home design is value engineered for greater efficiency in the building process and to lower the cost to the home buyer. On an ongoing basis, the architectural department uses its knowledge of our markets and feedback from our home buyers to create new designs and modify existing designs to keep pace with changing consumer tastes and preferences. The architectural department uses computer graphic programs that provide flexibility in creating new designs, modifying existing designs and accurately estimating the materials required for any particular design.

New Markets

Our bank credit facility currently prohibits us from expanding into markets outside of our existing central Ohio and Louisville and Lexington, Kentucky markets.

Intellectual Property

We have obtained federal registrations for many of our service marks, including Dominion Homes®, The Best of Everything®, The Dominion HomeStore®, Dominion Homes Financial Services®, and The Dominion HomeShow®. We have obtained or applied for design patents on many of our homes. We also have obtained or applied for copyright registrations for both the architectural plans and the architectural works for virtually all of the homes that we build.

Employees

We employed 483 full-time individuals on December 31, 2005, including 421 individuals employed in Ohio and 62 in Kentucky. We employed 404 individuals in our home building operations, 42 individuals in our building materials distribution centers, 34 individuals in our mortgage finance service subsidiary and three individuals in our wholly-owned Kentucky title agency. These numbers do not include 13 individuals employed by Alliance in Ohio. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe our relationships with our employees and subcontractors are generally good.

Other Information

Information regarding seasonality, our practices regarding working capital items and backlog orders is contained in this Report in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding the availability of labor and raw materials, competition and governmental regulations affecting our business is contained in this report in Part I, Item IA under the heading, Risk Factors - “Material or labor shortages can adversely affect our business; The homebuilding industry is highly competitive; and Our business is subject to substantial government regulation, which could cause delays, increase costs, and restrict or prohibit homebuilding activity in certain regions.”

Our mortgage and title operations and our homebuilding operations have been aggregated into one reportable segment - the homebuilding segment. Financial information for our reporting segment can be found in Part II, Item 7, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our SEC filings are available to the public through the Internet at the SEC’s web site at http://www.sec.gov. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also make available, free of charge, at our Internet website, http://www.dominionhomes.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, and other SEC filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. RISK FACTORS

Business Risks

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2006 and beyond to differ materially from those expressed in the forward-looking statements. Included among such important risks, uncertainties and other factors are the following:

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

In particular, a substantial number of our home buyers use down payment assistance programs, which allow home buyers to receive gift funds from non-profit corporations to be used as a down payment. At one time, the Department of Housing and Urban Development (“HUD”) proposed rules which would have prohibited the use of gift fund programs in conjunction with government-insured mortgage loans. HUD subsequently withdrew these proposed rules, but has continued to increase its regulation of gift fund programs. We are the subject of two purported class action lawsuits that challenge our participation in these gift fund programs. See Item 3 “Legal Proceedings.” If our use of gift fund programs would be prohibited or unfavorably changed, we would expect to offer, as we have in the past, a different type of down payment program. There can be no assurance, however, that any such replacement program would be as attractive to home buyers as the programs offered today and that our sales would not suffer.

High foreclosure rates in communities where we build may adversely affect our sales results. The majority of buyers finance the purchase of their new home through the use of mortgage loans. These loans typically represent a large percentage of the value of the home and may be structured with lower interest rates and reduced payments in the initial years of the loan. If the borrower defaults on the loan, the home may be subject to foreclosure and resale at a below market price. Since it may require five years or more to sell all of the developed lots in one of our communities, our sales or pricing levels may be adversely impacted if we experience a high foreclosure rate in a community where we are actively marketing our homes.

The outcome of lawsuits brought against the Company may materially and adversely affect our business, financial condition or operating results. As discussed below under “Item 3. Legal Proceedings,” the Company is subject to a number of lawsuits, including purported class action suits against the Company and, in one case, certain current and former officers of the Company. There can be no assurance that any liability that may arise from any of these pending lawsuits will be covered, in whole or in part, by the insurance policies the Company currently maintains. These lawsuits could divert the efforts and attention of our management team from ordinary business operations, and any settlement of or judgment in one or more of these lawsuits could materially and adversely affect our business, financial condition or operating results.

Pending regulatory audits and investigations could adversely affect our business. Our mortgage financing company, DHFS, is currently undergoing an audit by HUD. We have not been notified of either the preliminary or the final results of that audit. In the event that there are audit findings that HUD determines to be significant deficiencies, HUD could request that DHFS provide indemnifications with respect to losses resulting from any loans associated with the findings. In addition, HUD could levy civil money penalties on DHFS or impose sanctions which could limit or deny the ability of DHFS to originate Federal Housing Administration (“FHA”) insured loans.

DHFS is also the subject of a review being conducted by the Ohio Department of Commerce Division of Financial Institutions which conducts examinations to determine compliance with the Ohio Mortgage Broker Act. The fieldwork portion of that examination was completed in December 2005. There has been no subsequent contact with the reviewer and DHFS continues to operate as a licensed broker in the State of Ohio. The issuance of findings that are not satisfactorily resolved by DHFS could result in revocation of our Ohio broker’s license.

Certain customers who purchased homes from the Company during 2003 and obtained mortgage financing through DHFS have filed complaints with the Consumer Protection Section of the Ohio Attorney General’s Office. The complaints generally allege that these customers’ loans were converted from FHA loans to conventional loans without their approval, and that, as a direct result, these loans no longer have the assumability, loan mitigation or streamlined refinancing characteristics typical of FHA loans. Although the loans are not subject to FHA insurance, we believe that the lender has determined that those features are in fact available to the borrowers. We are cooperating with the Office of the Attorney General and are attempting to resolve these complaints to the satisfaction of the buyers. Certain of these customers also have filed a purported class action lawsuit against the Company. See Item 3 - “Legal Proceedings.”

Galloway Ridge is a community that we developed in the Columbus, Ohio market. Our first home closing was in 1998 and we are still actively building homes in that community. In a local media story in September of 2005 describing the high loan foreclosure rate in Ohio, Galloway Ridge was referenced as an example of a community with declining property values and an above average default rate with respect to FHA loans. The Ohio Attorney General’s Office has requested certain documentation with respect to sales and mortgage transactions involving Galloway Ridge and we are cooperating fully with them. We are also currently working proactively with the residents of that community to improve the appearance and desirability of their community.

While the Company is continuing in its efforts to respond to the foregoing audits and investigations and provide all information required, we cannot predict the outcome of the audits and investigations. There can be no assurance that the scope of any audit or investigation will not expand or that other regulatory agencies will not become involved. In addition, the findings in any audit or investigation could result in the institution of additional proceedings against the Company, its affiliates and/or its employees, officers or directors, which in turn could lead to the imposition of fines and other penalties, remedies and sanctions. These audits and investigations could divert the efforts and attention of our management team from ordinary business operations, and the outcome of, and costs associated with, the audits and investigations could materially and adversely affect our business, financial condition or operating results.

Unfavorable media reports regarding the Company may materially and adversely affect our sales. The foregoing audits, investigations and litigation, as well as the foreclosure rates on our homes, have been the subject of several unfavorable media reports in the Central Ohio market. Our sales levels in the last four months of 2005 were lower than in the previous year, which is consistent with declines in new home sales that have been reported both nationally and in the markets where we operate. Although we have not been able to quantify the impact of the unfavorable media reports, we have received anecdotal commentary from some prospective customers that the unfavorable media reports have had a negative influence on their consideration of our homes. Additional future unfavorable media exposure may result from the publication of findings or the resolution of these matters and could result in prospective home buyers choosing not to consider our homes when making a purchase decision, thereby adversely affecting our sales, closings and overall financial condition. We may also incur additional legal, advertising and public relations costs and material liabilities in resolving these matters.

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

Covenants in our bank credit facility restrict our ability to engage in certain activities. Our bank credit facility imposes restrictions on our operations and activities. Some of the more significant restrictions:

•	limit the amount we may borrow under the bank credit facility based upon borrowing base limitations;

•	require us to maintain interest coverage, net worth and leverage ratios;

•	limit the amount of our uncommitted land holdings and unzoned land purchases;

•	limit the amount that we may borrow outside of the bank credit facility and the amount of contingent obligations that we can assume;

•	prohibit our investing in homebuilding operations in markets other than Central Ohio or Kentucky;

•	limit speculative and model home inventory;

•	limit leases;

•	prohibit the re-purchase of our common shares; and

•	prohibit payment of cash dividends.

If we do not satisfy the terms of our bank credit facility, our lenders could declare a default and demand repayment. Our breach of a financial covenant or other provision of our bank credit facility would constitute a default, and would permit our lenders to pursue the remedies available to them, under the bank credit facility. These remedies include terminating our ability to make any new borrowings, and accelerating the repayment of all existing borrowings, under the bank credit facility. If our lenders declared a default, there is no assurance that we would be able to obtain financing to pay amounts owed under the bank credit facility and it is likely that we would have to consider seeking protection from our creditors under the federal bankruptcy laws.

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

We are subject to federal and state regulations with respect to our mortgage services activities. There are various proposals at the state and federal levels to increase the regulation of mortgage lending and related activities. These proposals, if adopted, could increase our costs of doing business or make it more difficult for certain prospective customers to purchase our homes.

Our success depends on the availability of undeveloped land that is suitable for our development. Our business strategy is to be the developer in substantially all of the communities in which we build homes. Therefore, our short and long-term financial success depends and will continue to depend on our ability to acquire land, adjust our strategy for purchasing land, address changing market conditions and develop communities successfully. We commit substantial financial and managerial resources to acquire land and develop the streets, utility services and other infrastructure before any revenue is generated from the community. We may acquire and develop land upon which we ultimately cannot, or choose not to, build or sell homes. Because the market value of undeveloped land fluctuates, we may have to sell at a loss land that no longer meets our needs or which otherwise constitutes excess inventory.

Our success depends on our ability to manage our developed lot inventory and speculative home inventory. The availability of an adequate supply of developed lots in our communities may impact our sales and limit our ability to deliver completed homes. The supply and location of available land, zoning and density requirements, inflation in land prices and the carrying costs associated with inventory levels are factors that may limit our ability to maintain an adequate supply of developed lots. In addition, there are covenants in our bank credit facility that limit the amount of uncommitted land and the value of developed unsold lots and land under development that we are permitted to maintain. The delivery of new homes and the gross margins that we realize on the sale of homes could decline and impact our operating results to the extent that we are unable to manage our developed lot inventory to meet anticipated sales levels. In addition, we may have to sell at a loss developed lots that no longer meet our needs or which otherwise constitute excess inventory.

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

The loss of certain key personnel could adversely effect our operations. The loss of the services or prolonged absence of Douglas Borror, our Chairman and Chief Executive Officer, could have a material adverse effect on our operations. Our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel, of which there can be no assurance.

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

Litigation related to construction defects could adversely affect our business. Litigation related to construction defects has increased significantly in recent years. The homebuilding industry has experienced both an increase in the number of individual claims for construction defects, as well as increased costs of insuring against such claims.

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

Tax law changes could make home ownership more expensive or less attractive. Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases, state income taxes, subject to various limitations under current tax laws and policy. If the federal government or a state government changes income tax laws, as has been discussed recently, to eliminate or substantially modify these income tax deductions, then the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of, new homes.

The homebuilding industry is highly competitive. We compete in each of our geographic markets with national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources than we do. We compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. Competitive conditions may make it difficult for us to acquire land that is suitable for our development, cause us to lower our prices and cause our sales to decline. We may face a competitive pressure to discount our homes, which discounting could erode our margins. We also compete with the resale market for existing homes, which some home buyers may prefer over new homes. Additionally, there are many other national and regional homebuilders, many of which have greater financial, marketing, land acquisition and sales resources than we do, that do not currently have a significant presence in our markets. A concerted effort by these homebuilders to enter or expand their current operations in our markets could have a material adverse effect on our sales.

Application of critical accounting policies requires management to make certain estimates and assumptions that may impact our future financial results. In preparing our financial statements, management is required to make certain estimates and assumptions that affect the annual and quarterly reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities. Our actual results could be different from these estimates and assumptions. Some of our more critical accounting policies include:

•	reserves to reduce our real estate inventories to net realizable values;

•	estimates for remaining construction costs for homes closed;

•	reserves for the estimated warranty cost of homes;

•	estimates of the costs to complete land development;

•	estimates of the annualized capitalization rate for indirect overhead, interest and other expenses;

•	estimates of self-insured worker’s compensation and medical claims; and

•	estimates of the annual effective tax rate in interim periods.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease two office buildings in Central Ohio from our affiliate, BRC. The first office building is approximately 40,000 gross square feet (37,557 net rentable square feet). The lease commenced January 1, 1998, has a lease term of twelve years and a triple net rental rate of $12.00 per square foot. On December 1, 2005, the rental rate was increased to $12.60 per square foot due to building improvements that were paid for by BRC. The lease also provides us with two options to renew for periods of five years each at then-current market rates. The rental rate for the building was established by an MAI appraiser commissioned by a committee comprised solely of independent members of our Board of Directors, and confirmed in a review by a second MAI appraiser.

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

We also have three other short-term leases with non-affiliated parties in Central Ohio. The leases include 25,000 square feet of warehouse space used to store building materials, 2,280 square feet of retail space previously used as a sales center and 1,200 square feet of warehouse space used to store model home furnishings.

We lease approximately 6,400 square feet of commercial space in Louisville, Kentucky from a non-affiliated party for our Louisville, Kentucky office and approximately 4,800 square feet of commercial space from a non-affiliated third party for our Lexington, Kentucky office.

We own a distribution center, which is located on approximately six acres in Columbus, Ohio. The facility includes nine buildings, constructed of steel, wood or concrete block and contains approximately 75,000 square feet of space.

From time to time, we participate in a program with a non-affiliated party to sell and lease back our model homes. At December 31, 2005, we leased 41 model homes under this program. These leases have a one-year term and then become month-to-month leases, renewing at our option.

Item 3. LEGAL PROCEEDINGS

On February 21, 2006, a purported class action lawsuit captioned Stuart, et. al. v. Dominion Homes Financial Services, Inc., et. al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against DHFS and National City Mortgage Co. The complaint includes claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where the Company has been unable to obtain final HUD approval for FHA-insured mortgages to be sold to its customers. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who purchased FHA mortgages through and from the defendants. The complaint seeks damages, including actual damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability, and for the defendants’ failure to notify plaintiffs of the status of their mortgages.

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations who have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiff’s homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs.

On February 23, 2006, a similar purported class action lawsuit captioned Rudawsky, et. al. v. Borrer, et.al., Case No. C206144 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against the Company, our Chairman and Chief Executive Officer, certain affiliates and current and former officers of the Company, and The Nehemiah Corporation of America by plaintiff homeowners, who purchased homes from the Company using Nehemiah down payment assistance funds. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ participation in fraudulent conduct by DHFS related to the Nehemiah down payment assistance program in violation of Federal statutes and Ohio law. The complaint further alleges that defendants fraudulently misrepresented and concealed the cost and operation of the Nehemiah program from plaintiffs. Plaintiffs purport to bring the claim on behalf of customers of the Company who purchased a home from 1999 to present using down payment assistance from Nehemiah. The complaint seeks monetary damages and attorneys’ fees and costs.

All of the above lawsuits are in the preliminary phases. The time for the defendants to respond to the complaints described above has not yet expired, and no determination has been made that any of these cases can be maintained as a class action. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints.

In addition to the foregoing actions, the Company’s mortgage operations are currently under audit by the U.S. Department of Housing and Urban Development (“HUD”). The Company is expecting the results of the HUD audit to be communicated sometime late in the first quarter of 2006, at the earliest. The Company has also received requests for documents and files related to the financing of the Company’s homes at VPP from the Ohio Attorney General. The Company will continue to comply with any additional requests from these and other regulatory agencies. Due to the uncertainty as to the outcome of these regulatory matters, management cannot make an estimate of exposure, if any, at this time.

We are involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of our management, none of the claims relating to such other legal proceedings will have a material adverse effect on our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on The NASDAQ Stock Market under the symbol “DHOM.” The following table sets forth, for the periods indicated, the high and low sales prices for our common shares, as reported by The NASDAQ Stock Market.

	Sales Prices
Calendar Year Ending December 31, 2006	High	Low
First Quarter (Through March 24, 2006)	$11.87	$9.49

Calendar Year Ending December 31, 2005	High	Low
First Quarter	$24.57	$16.93
Second Quarter	$17.02	$13.55
Third Quarter	$22.35	$15.41
Fourth Quarter	$15.97	$9.93

Calendar Year Ending December 31, 2004	High	Low
First Quarter	$39.34	$28.01
Second Quarter	$39.51	$22.47
Third Quarter	$25.03	$19.27
Fourth Quarter	$26.56	$19.70

On March 24, 2006, the last sale price of our common shares, as reported by The NASDAQ Stock Market, was $10.14 per share, and there were approximately 220 holders of record of our common shares.

We have never paid any cash dividends on our common shares and currently anticipate that we will continue to retain future earnings to finance our business. From time to time, our Board of Directors evaluates the desirability of paying cash dividends. The future payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our Board of Directors. The provisions of our bank credit facility prohibit us from paying cash dividends for the remaining term of the bank credit facility, which expires in May 2007.

During the period covered by this Report, the Company did not engage in any sales of its equity securities, which were not registered under the Securities Act of 1933, as amended. In addition, neither the Company nor any “affiliated purchaser” of the Company purchased any of the Company’s equity securities during the fourth quarter of 2005.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$415,700	$541,970	$563,464	$491,706	$395,701
Cost of real estate sold (a)	336,007	426,531	433,841	382,010	312,854

Gross profit (a)	79,693	115,439	129,623	109,696	82,847
Selling, general and administrative	64,475	77,936	74,006	64,492	52,491

Income from operations (a)	15,218	37,503	55,617	45,204	30,356
Interest expense (a)	7,745	4,032	2,570	3,418	4,243

Income before income taxes	7,473	33,471	53,047	41,786	26,113
Provision for income taxes	2,147	13,269	21,229	17,291	10,987

Net income	$5,326	$20,202	$31,818	$24,495	$15,126

Basic earnings per share	$0.66	$2.53	$4.01	$3.36	$2.38

Diluted earnings per share	$0.65	$2.47	$3.94	$3.28	$2.30

Weighted average shares-basic	8,065,586	7,993,369	7,931,600	7,282,900	6,351,343

Weighted average shares-diluted	8,201,694	8,188,304	8,076,174	7,457,985	6,575,026

Consolidated Balance Sheet Data (at period end)
Real estate inventories	$426,275	$416,519	$326,809	$262,855	$230,024
Total assets	$451,557	$444,480	$356,142	$287,737	$254,546
Note payable and term debt	$214,540	$200,197	$140,178	$115,485	$133,869
Shareholders’ equity	$195,533	$188,897	$166,061	$132,981	$81,567

Operating Data (unaudited)
Homes (in units)
Sales contracts, net of cancellations	1,944	2,450	3,071	2,577	2,309
Closings	2,146	2,837	3,070	2,591	2,054
Backlog at period end	430	632	1,019	1,018	1,032
Aggregate sales value of homes in backlog at period end	$89,680	$127,543	$198,940	$194,176	$201,211

(a)	During 2005, the Company reclassified the recognition of previously capitalized interest related to land development and home construction costs from interest expense to cost of real estate sold. The reclassification had the effect of reducing gross profit and income from operations by $4,323, $4,204, $5,333, $5,257 and $7,424 for the years ended December 2005, 2004, 2003, 2002 and 2001, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading builder of high-quality homes in the Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville and Lexington, Kentucky markets. Our customer-driven focus targets entry-level and move-up home buyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to more than $360,000 and in size from approximately 1,000 to 3,500 square feet.

During 2005, we delivered 2,146 homes with revenues of $415.7 million, compared to 2,837 homes with revenues of $542.0 million during 2004. We sold 1,944 homes during 2005, representing a sales value of $370.6 million, compared to 2,450 homes sold during 2004, representing a sales value of $460.3 million. Our year-end backlog, which consists of homes sold but not yet delivered, declined approximately 30% to 430 sales contracts, with an aggregate sales value of $89.7 million at December 31, 2005 from 632 sales contracts with an aggregate sales value of $127.5 million in 2004. The average sales value of homes in backlog at year-end 2005 was $208,500 compared to $201,800 for the prior year.

Net income for the twelve months ended December 31, 2005 was $5.3 million, or $0.65 per diluted share, compared to $20.2 million, or $2.47 per diluted share, for the twelve months ended December 31, 2004. The decline in net income from 2004 to 2005 reflects lower unit sales and a decline in our gross profit margin from 22.1% in 2004 to 20.2% in 2005.

During the three year period from 2001 through 2003 our markets grew and our sales and closings increased at an average annual rate of approximately 20%. As a result of that growth rate, we initiated plans during 2003 to increase the number of communities in both Central Ohio and Louisville, Kentucky and to expand our operations into the Lexington, Kentucky market. The first quarter of 2004 was the most successful sales quarter in our history with total sales of 950 homes. Based on the record 2003 and first quarter 2004 sales levels, we increased our number of active communities to 60 at December 31, 2004 from 51 at December 31, 2003. Because it typically takes a number of years to develop a new community and we did not know whether the sales slowdown would continue, we continued to fund land development during 2004 and early 2005 in order to insure that our inventory included an adequate number of lots to support communities that were in various stages of development during the commencement and continuation of the sales slowdown.

The development of a community typically occurs over a number of years. In the initial stage of new development, we gain control of potential sites through the use of option and purchase contracts that are subject to various entitlement contingencies such as zoning, extension of utilities and the mitigation of environmental and wetlands conditions. During the entitlement or approval period, we complete preliminary engineering and design activities. Upon completion of the entitlement process, we acquire the land and commence construction of streets, utilities, common areas and other improvements. These activities transform the site from unimproved land to finished lots suitable for the construction of homes. Lot development in a community is typically completed in phases over a three to five year period to allow us to manage the inventory of finished lots and to minimize the amount of capital invested in the community. Because of these time requirements and the uncertainties inherent in the development process, we attempt to maintain our land and lot inventories at a level that approximates four to six years of estimated sales.

In the second quarter of 2004 we began to experience a drop-off in home sales in each of our markets, which resulted in lower revenue and reduced absorption of lots from our land inventory. The sales decline and lower inventory absorption continued throughout 2005. We believe that this drop-off, in part, is reflective of a general downturn in new home sales in the Midwest markets and more specifically the Columbus market, which experienced an overall 21.7% decline in new home sales from 2004 to 2005. In addition, our market share of homes delivered in Central Ohio declined to approximately 23.0% in 2005 from approximately 26.2% in 2004. These figures were obtained from an annual housing report for 2005 prepared by a Columbus, Ohio real estate service that is unaffiliated with the Company. In response to this decline in demand for our new homes, we implemented several initiatives targeted at improving sales, better managing our overhead expense and reducing our land inventories.

During the second half of 2004, we developed additional incentives for real estate brokers and launched specific and targeted direct marketing campaigns designed to more effectively reach our potential customer base. We also redesigned our Company website to more effectively market our homes and communities to Internet users. During 2005, we targeted two new customer segments with our Metropolitan Series and Grand Reserve Series and we launched our new Millennium Series of homes. We reduced the number of full-time employees from a high of 693 in May of 2004 to 565 at December 31, 2004 and to 483 at December 31, 2005, and undertook additional cost-saving initiatives. These efforts resulted in a $13.5 million, or 17.3% reduction, in our 2005 selling, general and administrative expenses compared to the previous year.

The Company’s land position, which had grown to support the sales levels that were achieved during 2002 and 2003, became disproportionate to the lower demand for our homes that we experienced during 2004 and 2005. In response to the sales downturn, we have slowed the acquisition of land not required for immediate use and delayed the commencement of construction activities for some land that was not already in the development process. In addition, we sold $16.6 million of land and recognized gains of $1.9 million in 2005 and sold $4.9 million of land in 2004. Cost of real estate sold includes reserves and write-offs of costs and deposits for land the Company decided not to purchase of approximately $6.5 million in 2005 and $4.8 million in 2004. Our land inventory, including estimated lots to be developed on unimproved land, was reduced by 13.5% to 17,978 lots at December 31, 2005 from 20,787 lots at December 31, 2004. Based on the 2,146 closings that took place in 2005, our land inventory represented an 8.4 year supply versus our target of maintaining a four to six year supply. We expect to continue to reduce our total investment in land inventories during 2006. At December 31, 2005, land held for sale was $12.5 million.

As the slowdown in sales continued during the fourth quarter of 2005, we determined that it was unlikely that we could execute our land and debt reduction plans during 2006 and continue to comply with the terms of our bank credit facility (the “Facility”). In particular, we determined that, unless we could successfully amend the Facility, it was unlikely that we would satisfy certain financial covenants as of March 31, 2006 and thereafter, including the minimum interest coverage ratio (trailing twelve months EBITDA divided by interest incurred) covenant. Accordingly, during the first quarter of 2006, we proposed to the participating banks an amendment of the Facility. On March 30, 2006, we entered into an amendment of the Facility with the participating banks that, among other things, reduced the revolving credit limit, changed the borrowing base limitations, revised various financial covenants (including the interest coverage ratio), imposed on us additional business restrictions and secured our borrowings under the Facility by liens on substantially all of our assets, including our real estate. Additional information regarding the amended Facility is provided below under “Contractual Obligations – Note Payable, Banks” and “Liquidity and Capital Resources”. See also Note 6, Note Payable, Banks in the Notes to the Consolidated Financial Statements included herein.

Our current mortgage financing services subsidiary, DHFS, is structured as a mortgage broker that accepts loan applications, processes loans and places mortgages with third party lenders. By acting solely as a middleman between customers and lenders, we have avoided taking interest rate or market risk. But that also means the breadth of products we offer and the competitiveness of our interest rates is limited by our ability to identify and manage wholesale lender arrangements. In part because we desire to provide our customers with a wider breadth of products, we and DHFS entered into a non-binding letter of intent on February 27, 2006 with Wells Fargo Bank, N.A., and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”), regarding the formation of a joint venture that is intended to operate as a full-service mortgage bank to our customers and the general public. The joint venture, of which Wells Fargo is expected to own 50.1% and we are expected to own the remaining 49.9%, will utilize Wells Fargo’s underwriting expertise, quality control practices, software systems, operating policies and training programs. It is intended to give our customers access to a full range of competitively priced products from a nationally recognized and AAA rated mortgage lender and loan servicer. We anticipate that the joint venture will operate as a mortgage bank with its own warehouse credit line to allow more control over the funding and closing process. We expect to finalize the transaction and complete the implementation of joint venture operations during the second quarter of 2006. We expect DHFS to remain in operation at a reduced level for four to six months in order to fully satisfy all commitments to borrowers for loans that have been approved but not funded. The transaction includes the sale or assignment of business assets and the transfer of most of our mortgage brokerage employees and we expect to report a gain from that sale at the time the transaction is complete. We anticipate our share of stabilized joint venture income will be comparable to the contribution that is currently being provided by DHFS.

We anticipate that the strategic actions we have implemented will position the Company for future growth and profitability. However, due to the low number of sales contracts in backlog at December 31, 2005, and the reduced margins that we expect to result from the discounting of our homes, we do not expect to achieve a profit in the first quarter of 2006.

Seasonality and Variability in Quarterly Results

We experience significant seasonality and quarter-to-quarter variability in our homebuilding activity. Prior to 2004, closings and related revenues usually have increased in the second half of the year. We believe this seasonality reflects the tendency of home buyers to shop for a new home in the spring with the goal of closing in the fall or winter. Weather conditions can also accelerate or delay the scheduling of closings.

The following table sets forth certain data for each of our last eight quarters:

Three Months Ended	Revenues	Sales Contracts[1]	Closings	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Mar. 31, 2004	$115,672	950	634	1,335
June 30, 2004	$148,181	510	778	1,067
Sept. 30, 2004	$162,623	598	820	845
Dec. 31, 2004	$115,494	392	605	632
Mar. 31, 2005	$92,643	626	478	780
June 30, 2005	$105,207	655	548	887
Sept. 30, 2005	$106,330	433	549	771
Dec. 31, 2005	$111,520	230	571	430

[1]	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Year Ended December 31,
	2005	2004	2003
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%	100.0%
Cost of real estate sold (a)	80.8	78.7	77.0

Gross profit (a)	19.2	21.3	23.0
Selling, general and administrative	15.5	14.4	13.2

Income from operations (a)	3.7	6.9	9.8
Interest expense (a)	1.9	0.7	0.4

Income before income taxes	1.8	6.2	9.4
Provision for income taxes	0.5	2.5	3.8

Net income	1.3%	3.7%	5.6%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	1,944	2,450	3,071
Closings	2,146	2,837	3,070
Backlog at period end	430	632	1,019
Average sales price of homes closed during the period (in thousands)	$191	$188	$180
Average sales price of homes in backlog at period end (in thousands)	$209	$202	$195
Aggregate sales value of homes in backlog at period end (in thousands)	$89,680	$127,543	$198,940

(a)	During 2005, the Company reclassified the recognition of previously capitalized interest related to land development and home construction costs from interest expense to cost of real estate sold. This reclassification increased cost of real estate sold and decreased gross profit, income from operations and interest expense for all years presented. Gross profit decreased by 1.0%, 0.8% and 1.0% for the years ended December 31, 2005, 2004 and 2003, respectively.

We include a home in “sales contracts” when a home buyer signs our standard sales contract, which requires a deposit and generally has no contingencies other than for purchaser financing or for the sale of an existing home, or both. We recognize revenue and cost of real estate sold at the time of closing. “Closings” or “deliveries” occur when ownership has transferred to the home buyer. We include a home in “backlog” when a home buyer signs our standard sales contract, but the closing has not occurred as of the end of the period.

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing however, some cancellations may occur prior to or during the construction process. The cancellation rates for homes in backlog as of December 31, 2004, 2003, and 2002 were 20.3%, 19.2%, and 17.4%, respectively.

2005 Compared to 2004

Revenues. Our revenues for 2005 decreased by 23.3% to $415.7 million from the delivery of 2,146 homes compared to revenues for 2004 of $542.0 million from the delivery of 2,837 homes. During 2005, the average delivered price of homes increased 1.7% to $191,300 from $188,100 for 2004 and partially offset the loss in revenues caused by delivering 691 fewer homes. Revenues for 2005 include $3.2 million from the sale of 20 homes that we leased back for use as sales models. Revenues for 2004 include $3.5 million from the sale of 21 homes that we leased back for use as sales models.

Total revenues include fee revenue from the Company’s mortgage financing services subsidiary. During 2005, these fee revenues decreased 34.7% to $5.1 million for 2005 from $7.8 million for 2004 primarily because of the reduction in the number of home buyers for whom we provided mortgage financing services. We provided mortgage financing services to 1,583, or approximately 73.8%, of our home buyers during 2005 compared to 1,985, or approximately 70.0%, of our home buyers during 2004.

Gross Profit. Our gross profit for 2005 decreased by 31.0% to $79.7 million from $115.4 million for 2004, primarily due to the fewer number of homes delivered, the reduction in mortgage financing services income as discussed above, higher sales discounts, higher costs of real estate and higher construction costs compared to 2004. In addition, cost of real estate sold for 2005 includes reserves and write-offs of costs and deposits for land the Company decided not to purchase of approximately $6.5 million and gains on land sales of approximately $1.9 million. Cost of real estate sold for 2004 includes similar reserves and write-offs of costs and deposits for land the Company decided not to purchase of approximately $4.8 million. As a percentage of revenues, our gross profit margin declined to 19.2% for 2005 from 21.3% for 2004.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for 2005 decreased by 17.3% to $64.5 million from $77.9 million for 2004. The primary reasons for the year-over-year decline were a reduction in headcount, stricter cost controls and lower sales and incentive compensation expenses as a result of decreased home deliveries and net income.

Interest Expense. Our interest expense for 2005 increased by 92.1% to $7.7 million from $4.0 million for 2004 due to having higher average borrowings outstanding and a higher average borrowing rate. Our average revolving line of credit borrowings outstanding increased to $210.7 million for 2005 compared to $186.5 million for 2004 due to increased investment in land and land development. In addition, the weighted average borrowing rate for 2005, excluding amortization of bank fees, increased to 5.3% from 4.7% for 2004.

Provision for Income Taxes. Our income tax expense for 2005 decreased 83.8% to $2.1 million from $13.3 million for 2004. The Company’s annual effective tax rate decreased to 28.7% for 2005, from 39.6% for 2004, primarily due to a reduction of estimated tax liabilities for prior years resulting from favorable tax audit settlements, a charitable contribution of appreciated property, and statutory tax changes in Ohio and Kentucky. These reductions were partially offset by estimated additional state taxes related to previously filed tax returns.

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

Total revenues include fee revenue from the Company’s mortgage financing services subsidiary. During 2004, these fee revenues decreased 30.7% to $7.8 million for 2005 from $11.2 million for 2003 primarily because of the reduction in the number of home buyers for whom we provided mortgage financing services. We provided mortgage financing services to approximately 70% of our home buyers during 2004 compared to approximately 88% of our home buyers during 2003.

Gross Profit. Our gross profit for 2004 decreased by 10.9% to $115.4 million from $129.6 million for 2003, primarily due to the fewer number of homes delivered, the reduction in mortgage financing services income as discussed above and the higher costs of real estate compared to 2003. In addition, cost of real estate sold for 2004 includes reserves and write-offs of costs and deposits for land the Company decided not to purchase of approximately $4.8 million. Warranty expense that is accounted for as part of our building cost decreased by $2.0 million over 2003 due to better warranty claim experience during 2004 than was provided for based upon historical claims. The net after tax impact of these two items was a $1.7 million decrease in net income. As a percentage of revenues, our gross profit margin declined to 21.3% for 2004 compared to 23.0% for 2003.

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

Interest Expense. Our interest expense for 2004 increased by 56.9% to $4.0 million from $2.6 million for 2003 due to having higher average borrowings outstanding, partially offset by a lower average borrowing rate and higher capitalized interest. During 2004, we paid $9.7 million of interest compared to $7.5 million of interest during 2003, a 29.3% increase. Our average revolving line of credit borrowings outstanding increased to $186.5 million for 2004 compared to $112.5 million for 2003 due to increased investment in land and land development. Although the weighted average borrowing rate for 2004, excluding amortization of bank fees, decreased to 4.7% from 5.9% for 2003, the primary reason that interest expense for 2004 did not increase proportionately with interest paid was additional interest capitalized into our land development inventories due to the growth in those inventories.

Provision for Income Taxes. Our income tax expense for 2004 decreased 37.5% to $13.3 million from $21.2 million for 2003. The Company’s annual effective tax rate decreased to 39.6% for 2004, from 40.0% for 2003.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and our investment in land. We expect the cash flow from our sales in backlog, proceeds from the sale of land and developed lots and funds from our Senior Unsecured Revolving Credit Facility (the “Facility”) to allow us to meet our short-term cash obligations. The primary reason that we could require additional capital are operating deficits, expansion in our existing markets, expansion into new markets, or purchase of a homebuilding company. See Part I, Item IA Risk Factors - “Our business is cyclical and is significantly affected by changes in national and local economic, business and other conditions, most of which are beyond our control.”

On March 30, 2006, the Company and the participant banks in our Facility amended the Facility to, among other things, decrease the amount of the Facility, change the borrowing base limitations, revise various financial covenants, impose additional business restrictions and secure borrowings under the Facility by liens on substantially all of the Company’s assets, including real estate. The amount of the Facility was reduced from $300 million to $240 million at the closing of the amendment and will subsequently be reduced to $225 million as of September 30, 2006 and to $200 million as of December 31, 2006 and thereafter. Our outstanding borrowings under the Facility were approximately $205 million at December 31, 2005.

As discussed in the Overview section, we have slowed the acquisition of additional land and delayed the commencement of construction activities for land not already in the development process. We have also identified various land parcels and developed lots that are being offered for sale and these are classified as land held for sale at December 31, 2005. We will continue to evaluate our land holdings and expect that we will identify additional excess inventory that will be offered for sale. We believe that by limiting our land acquisition and development activities, selling raw land and developed lots and reducing our developed lot inventories through the sale of new homes, we will be able to significantly reduce our total investment in land inventories during 2006 and apply a significant portion of the proceeds toward reducing outstanding borrowings under the Facility. The terms of the Facility require us to pay an unused commitment fee on the difference between the total amount of the facility and the outstanding obligations under the Facility. In order to minimize the amount of the unused commitment fee, we elected to reduce the total amount of the Facility during 2006 in accordance with our planned reduction in outstanding borrowings.

The Facility amendment includes the revision of certain financial covenants. The tangible net worth requirement has been increased to $175 million as of March 31, 2006. The maximum allowable leverage ratio has been reduced from 2.25 to 2.00 at June 30, 2006 and to 1.75 at December 31, 2006. The ratio of uncommitted land to consolidated tangible net worth has been reduced from a maximum of 1.90 at December 31, 2005 to 1.75 at March 31, 2006, 1.70 at September 30, 2006 and 1.55 at December 31, 2006. The minimum interest coverage ratio has been decreased from 1.90 at December 31, 2005 to 1.30 at March 31, 2006, 0.80 at June 30, 2006, 0.60 at September 30, 2006 and December 31, 2006 and 1.00 at March 31, 2007. Additional fee tiers have been included that will be applicable when interest coverage is less than 1.75. The amendment includes a limitation on the total value of developed unsold lots and lots under development of $160 million at March 31, 2006, $155 million at June 30, 2006, $150 million at September 30, 2006 and $145 million at December 31, 2006 and thereafter.

The definition of the borrowing base calculation has been revised in the amendment and we have agreed to grant a lien on substantially all of our assets, including our real estate, as collateral for the Facility. We believe that the amendment will allow us to execute our 2006 plan to reduce land inventories and reduce outstanding debt. The Facility is currently scheduled to expire in May 2007. We expect to resume negotiations with our lender group in the latter half of 2006 and anticipate that, prior to December 31, 2006, we will execute either an extension of the Facility or put in place a new credit facility.

Sources and Uses of Cash

For the Three Year Period Ended December 31, 2005

During 2005, we generated approximately $9.6 million of cash flow from operations before net cash flows associated with real estate inventories. Net cash spent on real estate inventories was $15.7 million, driven by net spending of $30.9 million associated with increases in land and land development and other costs as we added additional communities, offset by net cash received of $15.2 million associated with the decrease in homes under construction. We used cash from operations together with approximately $10.9 million of net additional borrowings under our bank credit facility, primarily to finance the increase in real estate inventories.

During 2004, we generated $20.2 million of cash flow from operations before net cash flows associated with real estate inventories. Net cash spent on real estate inventories was $76.7 million, driven by net spending of $91.8 million associated with increases in land and land development and other costs as we added additional communities, offset by net cash received of

$15.1 million associated with the decrease in homes under construction. We used cash from operations together with approximately $65.2 million of net additional borrowings under our bank credit facility, primarily to finance the increase in real estate inventories.

During 2003, we generated $46.6 million of cash flow from operations before net cash flows associated with real estate inventories. Net cash spent on real estate inventories was $55.4 million, driven by a $14.9 million increase in homes under construction and $40.5 million associated with increases in land and land development costs. We invested significantly in land and land development in order to replace communities that had sold out earlier than anticipated, to expand our presence in Louisville, Kentucky and to enter the Lexington, Kentucky market. We used cash from operations together with borrowings under our bank credit facility to finance the increase in real estate inventories.

Real Estate Inventories

Our real estate inventories at December 31, 2005 increased $9.8 million to $426.3 million compared to $416.5 million at December 31, 2004. Real estate inventories include land and land development costs, homes under construction, land held for sale and other building materials. As of December 31, 2005, land and land development costs increased to $323.6 million from $307.7 million as of December 31, 2004, homes under construction decreased to $87.0 million from $102.2 million on December 31, 2004 and other building material inventories increased to $3.2 million from $2.9 million as of December 31, 2004. At December 31, 2005, land held for sale was $12.5 million, compared to $3.7 at December 31, 2004. Our land and land development costs increased principally due to the increased number of sales communities, including several large communities initiated in 2004 that incurred significant development costs during 2005.

We generally do not purchase land for resale. However, there are times when we own land that no longer fits into our development plans that we offer for sale, primarily to other homebuilders and commercial developers.

We attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next four to six years. Based on the 2,146 homes delivered in 2005, our land inventories represented an 8.4 year supply at December 31, 2005. At December 31, 2005, we owned lots or land that we estimate could be developed into 15,269 lots, including 1,999 lots in Kentucky. Included in the 15,269 lots are 333 lots that we have determined no longer fit into our sales plans and that we are offering for sale to other home builders or commercial developers.

At December 31, 2005, we controlled, through option agreements or contingent contracts, land that we estimate could be developed into 2,709 additional lots, including 200 lots in Kentucky. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we control. The option agreements that we determined were more than likely to have the contingencies satisfied expire at various dates through 2009. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

On December 31, 2005, we had 249 inventory homes, including 30 in Kentucky, in various stages of construction, representing an aggregate investment of $26.6 million, compared to 290 inventory homes, including 52 in Louisville, Kentucky, in various stages of construction, representing an aggregate investment of $29.4 million on December 31, 2004. We do not include inventory homes in our number of sales or reported backlog.

Contractual Obligations

Note Payable, Banks. On December 3, 2003, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) which terminates on May 31, 2007. As of December 31, 2005, we were in compliance with the Facility covenants and had approximately $16.7 million available under the Facility, after adjustment for borrowing base limitations. Our outstanding borrowings under the Facility were approximately $205 million at December 31, 2005.

On March 30, 2006, we entered into an amendment of the Facility with the participating banks that, among other things, reduced the revolving credit limit, changed the borrowing base limitations, revised various financial covenants (including the minimum interest coverage ratio), imposed on us additional business restrictions and secured our borrowings under the Facility by liens on substantially all of our assets, including our real estate.

Pursuant to the amendment, the amount of the Facility was reduced from $300 million to $240 million at the closing of the amendment and will subsequently be reduced to $225 million as of September 30, 2006 and to $200 million as of December 31, 2006 and thereafter. Our outstanding borrowings under the Facility were approximately $205 million at December 31, 2005.

The Facility amendment includes the revision of certain financial covenants. The tangible net worth requirement has been increased to $175 million as of March 31, 2006. The maximum allowable leverage ratio has been reduced from 2.25 to 2.00 at June 30, 2006 and to 1.75 at December 31, 2006. The ratio of uncommitted land to consolidated tangible net worth has been reduced from a maximum of 1.90 at December 31, 2005 to 1.75 at March 31, 2006, 1.70 at September 30, 2006 and 1.55 at December 31, 2006. The minimum interest coverage ratio has been decreased from 1.90 at December 31, 2005 to 1.30 at March 31, 2006, 0.80 at June 30, 2006, 0.60 at September 30, 2006 and December 31, 2006 and 1.00 at March 31, 2007. Additional fee tiers have been included that will be applicable when interest coverage is less than 1.75. The amendment includes a limitation on the total value of developed unsold lots and lots under development of $160 million at March 31, 2006, $155 million at June 30, 2006, $150 million at September 30, 2006 and $145 million at December 31, 2006 and thereafter.

We believe that the amendment will allow us to execute our 2006 plan to reduce land inventories and reduce outstanding debt. The Facility is currently scheduled to expire in May 2007. We expect to resume negotiations with our lender group in the latter half of 2006 and anticipate that, prior to December 31, 2006, we will either execute an extension of the Facility or put in place a new credit facility.

The amended Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio that ranges from 1.75% to 3.25% and is determined quarterly. The margin was 1.75% during the first three quarters of 2005 and 2.0% for the fourth quarter of 2005. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. The weighted average interest rates for borrowings under the Facility for the years ended December 31, 2005 and 2004 were 5.3% and 4.7%, respectively. These rates include the cost of our interest rate swaps and exclude amortization of bank fees. Interest rates for 2005 increased compared to 2004 due to a higher average borrowing rate resulting from a higher interest rate environment. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Report.

For a more detailed description of the amended Facility, including restrictions on our business activities, see Note 6, Note Payable, Banks in the Notes to the Consolidated Financial Statements included herein.

Seller Financing. From time to time, we purchase land with seller financing. As of December 31, 2005, we held land for development that was partially financed with seller-provided term debt that had an outstanding balance of approximately $9.3 million.

Capital and Operating Leases. We believe the best use of our Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are also financed through operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. We did not have any capital lease obligations outstanding at December 31, 2005. We believe our operating leases are properly classified as off-balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was approximately $11.6 million at December 31, 2005. For further information on our leases, see Note 8, Operating Lease Commitments, and Note 11, Related Party Transactions, in the Notes to the Consolidated Financial Statements included herein.

Land Purchase Commitments. On December 31, 2005, we had non-cancelable obligations to purchase residential lots and unimproved land at an aggregate cost of approximately $6.2 million. We intend to purchase this land during 2006.

The following is a summary of our contractual obligations at December 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Note payable, banks (a)	$205,240	$—	$205,240	$—	$—
Term debt	9,300	811	1,622	5,242	1,625
Operating leases	11,582	3,227	3,400	1,677	3,278
Land purchase commitments	6,152	6,152	—	—	—

Total contractual cash obligations	$232,274	$10,190	$210,262	$6,919	$4,903

(a)	The interest obligation associated with the note payable, banks will be based upon the outstanding principal of this line of credit and the related variable rate of interest through its maturity date of May 31, 2007 (see Note 6 of the Notes to the Consolidated Financial Statements for more details).

Off-balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are liable for performance bonds of $51.8 million and irrevocable letters of credit of $7.4 million at December 31, 2005. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. From time to time, we selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of distributing developed lots to the partners in the joint ventures. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interests. We receive our percentage interest in the lots developed in the form of capital distributions. At December 31, 2005, we had ownership interests in seven active joint ventures with ownership interests ranging from 33% to 50%. These joint ventures generally do not hold debt securities, except for seller requested financing arrangements upon purchasing the land for the joint ventures. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements. See Note 5, Land Development Joint Ventures, in the Notes to the Consolidated Financial Statements included herein.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which may qualify as variable interest entities. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have determined that certain of these contracts are with variable interest entities and that we are the primary beneficiary, as defined in FIN 46R, of approximately $6.3 million of land option contracts or contingent purchase contracts. These contracts were consolidated in our Consolidated Balance Sheet at December 31, 2005 even though we do not have legal title to the land subject to these contracts. Our exposure to loss on these contracts is limited to non-refundable option deposits, letters of credit and due diligence expenses, which were approximately $0.9 million at December 31, 2005.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. At December 31, 2005, we had approximately $15.4 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. Our good faith deposits and related due diligence costs on these contracts were approximately $2.1 million at December 31, 2005. In addition, approximately $2.7 million of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at December 31, 2005. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under the Facility. We are in the process of evaluating approximately $36.7 million of additional cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. At December 31, 2005, good faith deposits and related due diligence costs on these contracts were approximately $2.7 million. Good faith deposits and related due diligence costs are normally charged to earnings when we determine the purchase of the land or lots will not be completed. However, as of December 31, 2005 we had reserved for $2.3 million of the $2.7 million based on management’s assessment of the likelihood of completing the land or lot purchase.

We own a 49.9% interest in a consolidated title insurance agency, Alliance Title Agency, Ltd., that provides closing services for our Central Ohio homes. At December 31, 2005, our investment in the title insurance agency was approximately $106,000. We determined that the title insurance agency is a variable interest entity and consolidated it with our other homebuilding operations effective January 1, 2004.

The following is a summary of our commercial commitments under off-balance sheet arrangements at December 31, 2005 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Commercial commitments:
Letters of credit	$7,392	$2,725	$52	$4,615	$—
Performance bonds	51,797	48,750	2,869	178	—
Cancelable land contracts	15,382	6,504	5,578	3,300	$—

Total commercial commitments	$74,571	$57,979	$8,499	$8,093	$—

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and it supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will not be an alternative. FAS 123R is effective for all annual periods beginning after June 15, 2005, and thus became effective for the Company beginning January 1, 2006.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of FAS 123R’s conclusions or requirements. The Company has performed a preliminary assessment of the impact of adopting FAS 123R and the guidance provided by SAB 107. Based on this evaluation, the Company expects to record an approximately $569,000 pre-tax cumulative effect adjustment to its consolidated results of operations upon adoption of FAS 123R. In addition, the Company expects to record compensation expense of approximately $856,000 during 2006, relating to share-based payment awards outstanding at December 31, 2005.

On December 22, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of certain employee stock options that: were granted under the Dominion Homes, Inc. 2003 Stock Option and Incentive Equity Plan; would have been unvested as of December 31, 2005; and have exercise prices greater than the closing price per share at December 21, 2005. As a result of this acceleration of the vesting, options to purchase 11,667 of the Company’s common shares became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remained unchanged. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in the Company’s consolidated statements of operations in future periods upon the adoption of FAS 123R in January 2006. The Company estimates that, as a result of this action, it will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, of approximately $48,000 in 2006.

In May 2005, the FASB issued FAS No. 154, “Accounting for Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Reserves to reduce our real estate inventories to net realizable value are recorded using several factors, including management’s plans for future operations, recent operating results and projected cash flows. These projected cash flows reflect assumptions related to expected future demand and market conditions. The adequacy of our reserves could be materially affected by changes in market conditions.

•	Estimates for remaining construction costs for homes closed are recorded in the period when the related home is closed. These estimates are based on detailed budgets for each home, amounts spent to date and historical experience and trends. If actual costs change, significant variances may be encountered.

•	Reserves for the estimated cost of homes under warranty are recorded in the period in which the related home is closed and are based on historical experience and trends in actual warranty costs. If actual warranty experience changes, revisions to the estimated warranty liability would be required.

•	Estimates for the costs to complete land development are recorded upon completion of the related land development project. Estimates for land and land development costs are allocated to development phases based on the total number of lots expected to be developed within each community and are based on detailed budgets for the land development project and historical experience and trends. If actual costs or the total number of lots developed changes, significant variances may be encountered.

•	Estimates for capitalized overhead and interest costs are recorded in real estate inventories for interim financial reporting purposes and then adjusted to actual results at year-end. Annualized capitalization rates for indirect overhead and interest are determined by estimating the total current year projected development costs, indirect construction costs, interest, closings and ending inventory. If actual costs, closings or inventory levels change, significant variances to the estimated quarterly capitalization rates results may be encountered. To minimize this risk, management closely monitors the estimated to actual results on a quarterly basis.

•	Self-insurance accruals are made for certain claims associated with workers’ compensation and medical benefits. These accruals include estimates that are based on assumptions about historical loss development factors and actual benefit costs. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated amounts.

•	We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We use an estimate of the annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. If circumstances change, our estimated annual effective tax rate could change, creating variances in quarterly results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, we were a party to 11 interest rate swap contracts with an aggregate notional amount of $120 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. Our current intention is to maintain a range of approximately 40% to 60% of our debt at a fixed interest rate through the use of interest rate swaps. However, market conditions and timing affect the Company’s ability to maintain this balance between fixed and variable interest rates. Therefore at any time, this percentage may be more or less depending on specific circumstances. At December 31, 2005, our level of fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was approximately 59%. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Start Date	Maturity Date	Fixed Rate*
$10 million	Oct. 24, 2003	Oct. 2, 2006	2.85%
$10 million	Oct. 24, 2003	Jan. 2, 2007	2.87%
$10 million	Mar. 30, 2004	Apr. 2, 2007	2.47%
$10 million	Mar. 30, 2004	Apr. 2, 2007	2.51%
$10 million	May 7, 2004	Apr. 2, 2007	3.30%
$10 million	May 7, 2004	Apr. 2, 2007	3.30%
$10 million	May 9, 2003	Apr. 3, 2008	3.01%
$10 million	May 9, 2003	May 3, 2008	3.04%
$10 million	Sept. 8, 2004	Aug. 31, 2008	3.74%
$10 million	Sept. 8, 2004	Sept. 9, 2008	3.74%
$20 million	April 15, 2005	June 30, 2009	4.45%

$120 million

*	Does not reflect a variable rate margin that ranges from 1.75% to 2.75% and was 2.0% at December 31, 2005.

The following table presents descriptions of the financial instruments and derivative instruments that we held at December 31, 2005. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 2.75%. Cash flows for interest on $120 million of the variable rate liabilities that are subject to interest rate derivatives is the contractual average fixed pay rate plus the variable margin (2.0% at December 31, 2005). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The notional amount of the variable rate liabilities eligible to be fixed with interest rate swaps was approximately $205.0 million and approximately $175.0 million at December 31, 2005 and 2004, respectively. The remaining variable rate liabilities at December 31, 2005 and 2004 of $0 and approximately $19.4 million, respectively, are based upon prime rate, rather than LIBOR. The fair value of the derivatives at December 31, 2005 and 2004 was an asset of approximately $2.7 million and $981,000, respectively. We do not expect a gain to be realized from the $2.7 million asset because we expect to retain the swap contracts to maturity. All dollar amounts in the following table are in thousands.

					TOTAL
	2006	2007	2008	2009	2005	2004
Liabilities
Variable rate		$205,240			$205,240	$194,378
Average interest rate*					5.29%	4.73%

Interest Rate Derivatives
Notional amount	$120,000	$110,000	$60,000	$20,000	$120,000	$130,000
Average annual pay rate	3.21%	3.24%	3.60%	4.45%	3.21%	3.30%
Average annual receive rate	3.34%	3.34%	3.38%	3.57%	3.34%	1.59%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we undertook an assessment of our internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Dominion Homes, Inc.:

We have completed integrated audits of Dominion Homes, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dominion Homes, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 30, 2006

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues	$415,700	$541,970	$563,464
Cost of real estate sold	336,007	426,531	433,841

Gross profit	79,693	115,439	129,623
Selling, general and administrative	64,475	77,936	74,006

Income from operations	15,218	37,503	55,617
Interest expense	7,745	4,032	2,570

Income before income taxes	7,473	33,471	53,047
Provision for income taxes	2,147	13,269	21,229

Net income	$5,326	$20,202	$31,818

Earnings per share
Basic	$0.66	$2.53	$4.01

Diluted	$0.65	$2.47	$3.94

Weighted average shares outstanding
Basic	8,065,586	7,993,369	7,931,600

Diluted	8,201,694	8,188,304	8,076,174

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$3,554	$6,710
Accounts receivable
Due from financial institutions for residential closings	3,941	3,441
Other	948	1,080
Real estate inventories
Land and land development costs	323,594	307,682
Homes under construction	86,980	102,224
Land held for sale	12,481	3,726
Other	3,220	2,887

Total real estate inventories	426,275	416,519

Prepaid expenses and other	8,792	6,503
Deferred income taxes	1,485	2,685
Property and equipment, at cost	15,317	19,357
Less accumulated depreciation	(8,755)	(11,815)

Total property and equipment	6,562	7,542

Total assets	$451,557	$444,480

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$11,465	$9,317
Deposits on homes and land under contract	1,483	1,223
Accrued liabilities	28,536	44,846
Note payable, banks	205,240	194,378
Term debt	9,300	5,819

Total liabilities	256,024	255,583

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,565,261 shares issued and 8,244,715 shares outstanding on December 31, 2005 and 8,517,061 shares issued and 8,226,515 shares outstanding on December 31, 2004	63,851	64,875
Deferred compensation	(901)	(2,144)
Retained earnings	133,792	128,466
Accumulated other comprehensive income	1,677	586
Treasury stock, at cost (320,546 and 290,546 shares at December 31, 2005 and 2004, respectively)	(2,886)	(2,886)

Total shareholders’ equity	195,533	188,897

Total liabilities and shareholders’ equity	$451,557	$444,480

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Liability	Trust Shares
Balance, December 31, 2002	$61,799	$(639)	$(1,145)	$76,446	$(2,460)	$(1,020)	$132,981

Net income	—	—	—	31,818	—	—	31,818
Unrealized hedging gain, net of deferred taxes of ($995)	—	—	—	—	1,328	—	1,328

Comprehensive income							33,146

Shares awarded	59	—	—	—	—	—	59
Exercise of stock options	428	—	—	—	—	—	428
Repurchase of common shares	—	—	—	—	—	(1,834)	(1,834)

Issuance of restricted stock awards	2,912	(2,912)	—	—	—	—	—
Change in value and vesting of restricted stock awards	1,692	(516)	—	—	—	—	1,176
Deferred compensation	—	194	(89)	—	—	—	105

Balance, December 31, 2003	66,890	(3,873)	(1,234)	108,264	(1,132)	(2,854)	166,061

Net income	—	—	—	20,202			20,202
Unrealized hedging gain, net of deferred taxes of ($1,165)	—	—	—	—	1,718	—	1,718

Comprehensive income							21,920

Shares awarded	78	—	—	—	—	—	78
Exercises of stock options	442	—	—	—	—	(32)	410
Issuance of restricted stock awards	363	(363)	—	—	—	—	—
Change in value and vesting of restricted stock awards	(1,738)	2,456	—	—	—	—	718
Forfeitures of restricted stock awards	(1,160)	1,160	—	—	—	—	—
Deferred compensation	—	(437)	147	—	—	—	(290)

Balance, December 31, 2004	64,875	(1,057)	(1,087)	128,466	586	(2,886)	188,897

Net income	—	—	—	5,326	—	—	5,326
Unrealized hedging gain, net of deferred taxes of ($625)	—	—	—	—	1,091	—	1,091

Comprehensive income							6,417

Shares awarded	35	—	—	—	—	—	35
Exercises of stock options	199	—	—	—	—	—	199
Issuance of restricted stock awards	46	(46)	—	—	—	—	—
Change in value and vesting of restricted stock awards	(876)	1,233	—	—	—	—	357
Forfeitures of restricted stock awards	(428)	—	—	—	—	—	(428)
Deferred compensation	—	(49)	105				56

Balance, December 31, 2005	$63,851	$81	$(982)	$133,792	$1,677	$(2,886)	$195,533

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$5,326	$20,202	$31,818
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,230	3,043	4,271
Loss on impaired real estate inventories	6,491	4,813	480
Gain on sale of land	(1,923)	—	—
Loss (gain) on fixed assets	315	186	(96)
Issuance of common shares for compensation	35	78	59
Deferred income taxes	575	1,931	125
Changes in assets and liabilities:
Accounts receivable	(368)	(1,988)	464
Real estate inventories	(15,663)	(76,660)	(55,365)
Prepaid expenses and other	(846)	1,419	(3,513)
Accounts payable	2,148	(8,448)	10,534
Deposits on homes under contract	260	(811)	(280)
Accrued liabilities	(5,603)	(240)	2,769

Net cash used in operating activities	(6,023)	(56,475)	(8,734)

Cash flows from investing activities:
Purchase of property and equipment	(3,050)	(1,109)	(8,262)
Proceeds from sale of property and equipment	840	—	4,521

Net cash used in investing activities	(2,210)	(1,109)	(3,741)

Cash flows from financing activities:
Payments on note payable, banks	(112,636)	(159,302)	(82,245)
Proceeds from note payable, banks	123,498	224,460	100,395
Payments on term debt	(4,838)	(4,597)	(1,163)
Payment of deferred financing fees	(165)	(250)	(839)
Payments on capital lease obligations	(981)	(1,452)	(1,363)
Proceeds from issuance of common shares	199	410	428
Common shares repurchased	—	—	(1,834)

Net cash provided by financing activities	5,077	59,269	13,379

Net change in cash and cash equivalents	(3,156)	1,685	904
Cash and cash equivalents, beginning of year	6,710	5,025	4,121

Cash and cash equivalents, end of year	$3,554	$6,710	$5,025

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$7,228	$2,721	$3,034

Income taxes paid	$4,000	$14,760	$21,942

Supplemental disclosures of non-cash activities:
Land acquired with seller financing	$9,300	$910	$9,069

Consolidated real estate inventory not owned	$2,100	$16,953	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1. Business Operations and Basis of Presentation:

Dominion Homes, Inc. (the “Company”) is a homebuilder with operations in Central Ohio and Louisville and Lexington, Kentucky. The Company was incorporated in October 1993 in anticipation of its initial public offering of common shares in March 1994. Prior to the initial public offering, the homebuilding operations were part of BRC Properties Inc. (“BRC”), formerly known as Borror Realty Company. BRC was incorporated in 1946 and started building homes in 1976. BRC owned 3,926,324 common shares of the Company, or approximately 47.6% of its outstanding common shares, at December 31, 2005.

On November 16, 1999, Dominion Homes, Inc. formed Dominion Homes Financial Services, Ltd. (“DHFS”) to provide mortgage-financing services, primarily to its customers. On December 30, 1999, the Company formed Dominion Homes of Kentucky, Ltd. (“DHK”) to own and operate the Company’s homebuilding operations in Kentucky. In 2001, the Company formed Alliance Title Agency of Kentucky, LLC (“Alliance Kentucky”) to provide title insurance and perform closings for its homes sold in Kentucky. In 2002, the Company created Dominion Structural Warranty Company, LLC (“DSWC”) to insure its exposures to structural warranty commitments. DHFS is an Ohio limited liability company, DHK is a Kentucky limited partnership, Alliance Kentucky is a Kentucky limited liability company and DSWC is an Ohio limited liability company. Each of these entities is wholly-owned by the Company except for DHK. DHK is a limited liability partnership whose general partner is Dominion Homes of Kentucky GP, LLC and whose limited partner is the Company. DHK is 99% owned by the Company and 1% owned by Dominion Homes of Kentucky GP, LLC. The Company has evaluated its interests in Alliance Title Agency, Ltd. (“Alliance”) and based on the evaluation, the Company consolidated Alliance effective January 1, 2004. Alliance is an Ohio limited liability company of which the Company owns 49.9%, the maximum allowable under Ohio law, and provides title insurance for most of the Company’s home closings in Ohio. The accompanying consolidated financial statements include the accounts of the Company, DHFS, DHK, Alliance Kentucky, DSWC and Alliance. Inter-company transactions are eliminated in consolidation.

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

Land held for sale includes land that no longer fits into the Company’s development plans and that the Company is currently marketing for sale. Land held for sale is valued at the lower of cost or fair value less costs to sell. Any gain or loss recognized on the sale of land is reflected in the cost of real estate sold. A gain of $1.9 million was recognized in 2005 and no gain was recognized in 2004 or 2003. Other inventories consist primarily of lumber and building supplies.

Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. The Company recognized an impairment loss, primarily related to reserves and write-offs of acquisition costs and deposits for land the Company decided not to purchase, which is included in cost of real estate sold, of approximately $6,491,000, $4,800,000, and $480,000 on real estate inventories for the years ended December 31, 2005, 2004 and 2003, respectively.

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization of property and equipment are recognized on the straight-line method at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of the assets range from three to forty years. Depreciation and amortization expense was approximately $2,875,000, $2,155,000 and $2,522,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

There were no capital lease assets outstanding at December 31, 2005. Property and equipment includes assets subject to capital leases with a cost of approximately $5,430,000 and related accumulated amortization of approximately $4,867,000 at December 31, 2004.

Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized and amortized. The asset cost and accumulated depreciation for assets sold or retired is removed, and any resulting gain or loss is reflected in operations.

The Company assesses the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. In 2005, the Company did not recognize any impairment losses. In 2004, the Company recognized an impairment loss of approximately $186,000.

Fair Value of Financial Instruments: The historical carrying amount of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value due to the short period of time to maturity or settlement. The fair value of the Company’s debt approximates the carrying value due to the interest terms being primarily variable. The fair values of our interest rate swaps, based on current rates, was an asset of approximately $2,696,000 and $981,000 at December 31, 2005 and 2004, respectively (included in prepaid expenses and other assets in the Consolidated Balance Sheets).

Earnings Per Share: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share computations include common share equivalents, when dilutive. Common share equivalents include stock options and restricted common shares. Restricted common shares are included in common share equivalents when performance contingencies, if any, are achieved.

Warranty Costs: The Company provides a two-year warranty covering the roof, windows, doors and all mechanical elements of its homes, including the heating, plumbing, and electrical systems. The Company also offers a 30-year warranty covering all major structural components in its Millennium Series, Independence Series, and Tradition Series homes and a 10-year warranty on its Metropolitan Series and Grand Reserve Series homes. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was approximately $789,000, $1,179,000 and $3,206,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Accrued warranty cost was approximately $2,010,000 and $3,175,000 at December 31, 2005 and 2004, respectively.

A reconciliation of the changes in the warranty liability for the years ended December 31, are as follows:

	2005	2004
Balance at the beginning of the period	$3,175,000	$3,990,000
Accruals for warranties issued during the period	1,281,000	1,707,000
Accruals related to pre-existing warranties (including changes in estimates)	(492,000)	(528,000)
Settlements made (in cash or in kind) during the period	(1,954,000)	(1,994,000)

Balance at the end of the period	$2,010,000	$3,175,000

Income Taxes: The Company records income taxes on the liability method. This method requires the recognition of deferred income taxes for the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations based on enacted tax rates.

Revenue Recognition on Sales of Real Estate: The Company recognizes revenues from the sale of homes, including fees earned for mortgage financing and title services, at the time it conveys title to the buyer. Accounts receivable due from financial institutions for residential closings represent payments to be received on completed closings.

Capitalization of Interest: The Company capitalizes interest costs during the land development and home construction periods. The capitalized interest is included in land and land development costs and homes under construction in the Consolidated Balance Sheets. Capitalized interest related to the costs of land development and home construction is included in cost of real estate sold in the period for which the home is closed.

The summary of total interest expense and capitalized interest is as follows:

	Year Ended December 31,
	2005	2004	2003
Interest incurred	$12,477,000	$9,726,000	$7,536,000
Interest capitalized	(4,732,000)	(5,694,000)	(4,966,000)

Interest expensed directly	$7,745,000	$4,032,000	$2,570,000

Capitalized interest, beginning of year	$4,598,000	$3,108,000	$3,475,000
Interest capitalized	4,732,000	5,694,000	4,966,000
Capitalized interest charged to cost of real estate sold	(4,323,000)	(4,204,000)	(5,333,000)

Capitalized interest, end of year	$5,007,000	$4,598,000	$3,108,000

Derivative Instrument and Hedging Activities: Effective January 1, 2001, the Company adopted Financial Accounting Standards Board (the “FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), as amended. FAS 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment, gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and then recognized in earnings when the hedged item matures or is deemed ineffective.

The Company’s policy is to formally document, at the inception of the derivative instrument, the relationship between the derivative instrument and the specific assets, liabilities, or future commitment being hedged, as well as its risk management objectives and strategies for undertaking the hedging transaction. The Company does not enter into derivatives for trading or speculative purposes. During the three years ended December 31, 2005, the Company’s only hedging activity has been the execution of cash flow hedges through the use of various interest rate swap agreements, effectively converting the variable interest rates to fixed interest rates on a portion of its outstanding debt.

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

Deferred Financing Costs: Fees and costs incurred in connection with financing agreements are capitalized as other assets and amortized over the terms of the respective agreements. As of December 31, 2005 and 2004, these capitalized fees, presented in prepaid expenses and other in the Consolidated Balance Sheets, were approximately $391,000 and $672,000, respectively. Amortization expense was approximately $446,000, $528,000 and $536,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising Costs: The Company expenses advertising costs when incurred. Advertising expense was $6,259,000, $6,360,000 and $5,809,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation: The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income since all stock option awards granted under the plans have an exercise price equal to the market value of the underlying common shares of the Company on the grant date.

Compensation expense related to restricted share awards is determined at the date of grant and adjusted for changes in the fair value of the restricted shares until the performance criteria, if applicable, are met. The fair value of restricted share awards is initially recorded as unearned compensation expense and is then amortized on a straight line basis over the vesting period. The unearned compensation expense related to such restricted share awards was approximately $868,000 and $2,055,000 at December 31, 2005 and 2004, respectively, and is reflected as a reduction of shareholders’ equity.

Pro forma information regarding net income and earnings per share is required under FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This information is required to be determined as if the Company had accounted for its stock options granted after December 31, 1994, under the fair value method prescribed by that statement. The following table illustrates the effects on net income and earnings per share if the Company had accounted for stock option and restricted share awards using the fair value method, as required by FAS 123, for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$5,326,000	$20,202,000	$31,818,000
Add (deduct) stock based compensation expense (income) included in reported net income, net of related tax effects	(50,000)	429,000	703,000
Deduct stock based compensation expense determined using the fair value method, net of related tax effects	(932,000)	(874,000)	(839,000)

Pro forma net income	$4,344,000	$19,757,000	$31,682,000

Earnings per share:
Basic as reported	$0.66	$2.53	$4.01
Basic pro forma	$0.54	$2.47	$3.99
Diluted as reported	$0.65	$2.47	$3.94
Diluted pro forma	$0.53	$2.41	$3.92

The weighted average fair value of options granted during 2005, 2004 and 2003 was $14.26, $14.51 and $14.36, respectively. In determining the pro forma amount of stock-based compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 168% in 2005, 70% in 2004 and 60% in 2003; risk-free interest rates of 4.2%, 3.5% and 4.8% for 2005, 2004 and 2003, respectively; and an expected life ranging from 5 to 8 years.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (“FAS 123R”). FAS 123R is a revision of FAS 123 and it supersedes APB No. 25. FAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will not be an alternative. FAS 123R is effective for all annual periods beginning after June 15, 2005, and thus became effective for the Company beginning January 1, 2006.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of FAS 123R’s conclusions or requirements. The Company has performed an assessment of the impact of adopting FAS 123R and the guidance provided by SAB 107. Based on this assessment, the Company expects to adopt FAS 123R using the modified prospective approach. Under the modified prospective approach, share-based compensation is recognized for 1) new share-based payment awards granted, 2) awards modified, repurchased, or cancelled after the required effective date, and 3) the remaining unvested portion of the requisite service under previously granted unvested awards outstanding as of the required effective date. In addition, the Company expects to utilize the “short-cut” method promulgated by FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the historical pool of windfall tax benefits upon adoption of FAS 123R.

The Company expects to record an approximately $569,000 pre-tax cumulative effect adjustment to its consolidated results of operations upon the adoption of FAS 123R. In addition, the Company expects to record compensation expense of approximately $856,000 during 2006 relating to share-based payment awards outstanding at December 31, 2005.

On December 22, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of certain employee stock options that: were granted under the Dominion Homes, Inc. 2003 Stock Option and Incentive Equity Plan; would have been unvested as of December 31, 2005; and have exercise prices greater than the closing price per share at December 21, 2005. As a result of this acceleration of the vesting, options to purchase 11,667 of the Company’s common shares became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remained unchanged. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in the Company’s consolidated statements of operations in future periods. The Company estimates that, as a result of this action, it will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, of approximately $48,000 in 2006.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2005 presentation. During 2005, the Company reclassified the recognition of previously capitalized interest related to land development and home construction costs from interest expense to cost of real estate sold. This reclassification increased cost of real estate sold and decreased interest expense by $4,204,000 and $5,333,000 in 2004 and 2003, respectively. This reclassification had no effect on net income and was made to reflect recent reporting changes made within the home building industry.

In addition, the Company reclassified payments on and proceeds from note payable, banks on the 2004 and 2003 Consolidated Statements of Cash Flows. The net proceeds from note payable, banks did not change.

Recently Issued Accounting Pronouncement: In May 2005, the FASB issued FAS No. 154, “Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3. Earnings Per Share:

A reconciliation of weighted average common shares used in basic and diluted earnings per share calculations is as follows:

	2005	2004	2003
Weighted average shares – basic	8,065,586	7,993,369	7,931,600
Common share equivalents	136,108	194,935	144,574

Weighted average shares – diluted	8,201,694	8,188,304	8,076,174

Common share equivalents include stock options and restricted common shares. Restricted common shares are included in common share equivalents when performance contingencies are achieved. As of December 31, 2005, 2004 and 2003 there were 183,000, 15,000 and 13,484 stock options, respectively, which were antidilutive and excluded from the diluted earnings per share calculations for these periods. As of December 31, 2005, 2004 and 2003, there were 60,000, 60,000 and 195,000 respectively, of restricted shares for which the performance contingencies had not been achieved and were excluded from the diluted earnings per share calculations.

4. Land Purchase Commitments:

Purchase contracts for residential lots and unimproved land in Central Ohio and Kentucky at December 31, 2005 and 2004 were as follows:

	2005	2004
Number of expected lots	270	24

Purchase price	$6,152,000	$792,000
Less deposits or guarantees	(25,000)	—

Net land purchase commitments	$6,127,000	$792,000

At December 31, 2005, the Company had non-cancelable obligations to purchase residential lots and unimproved land at an aggregate cost of approximately $6,152,000. The Company intends to purchase this land during 2006.

At December 31, 2005, the Company also had cancelable contractual obligations to purchase residential lots and unimproved land. Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which its obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. At December 31, 2005, the Company had approximately $15,382,000 of cancelable contractual obligations for which the Company determined it is reasonably likely that it will complete the land or lot purchase. Of this amount, approximately $1,138,000 relates to good faith deposits on these contracts that are recorded in land and land development costs in the Consolidated Balance Sheet at December 31, 2005. An additional approximately $935,000 of related pre-acquisition and due diligence costs are recorded in land and land development costs related to the cancelable contractual obligations. In addition, approximately $2,650,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these cancelable contractual obligations at December 31, 2005.

Cancelable contractual obligations for which the Company has determined that it is reasonably likely that it will complete the land or lot purchase in the following years are as follows:

Year	Cancelable Contracts
2006	$6,504,000
2007	3,019,000
2008	2,559,000
2009	3,300,000
2010 and thereafter	—

Total	$15,382,000

At December 31, 2005, the Company was in the process of evaluating approximately $36,729,000 of additional cancelable contractual obligations for which it has not yet determined whether it is reasonably likely that it will complete the land or lot purchase. Of this amount, approximately $1,470,000 relates to good faith deposits on these contracts that are recorded in land and land development costs in the Consolidated Balance Sheet at December 31, 2005. In addition, approximately $1,223,000 of related pre-acquisition and due diligence costs are recorded in land and land development costs related to these contractual obligations. However, as of December 31, 2005, we have reserved for approximately $2,253,000 of the $2,693,000 related pre-acquisition and due diligence costs based on management’s assessment of the likelihood of completing the land or lot purchase.

In addition, as a result of the application of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46R”), the Company consolidated approximately $6,314,000 of land subject to option contracts for which the Company is the primary beneficiary at December 31, 2005. At December 31, 2005, good faith deposits and related due diligence costs on these cancelable contractual obligations were approximately $946,000.

5. Land Development Joint Ventures:

The Company has equity interests, generally ranging from 33% to 50%, in joint venture partnerships and limited liability companies that are engaged in land development activities. The Company accounts for these investments using the equity method. Development costs of the joint ventures generally are funded by the participants. The participants in the joint ventures acquire substantially all of the developed lots and fund the development costs in proportion to their equity interests. The Company evaluates the recoverability of its investments in joint ventures using the same criteria as for other real estate inventories. The Company’s investment in joint ventures, which is included in land and land development costs, was approximately $12,459,000 and $12,368,000 at December 31, 2005 and 2004, respectively.

Summary financial information representing 100% of joint venture assets, liabilities and equity as of December 31, 2005 and 2004, are set forth below:

	2005	2004
Land and land under development	$24,105,000	$25,541,000
Other assets	1,830,000	815,000

Total assets	$25,935,000	$26,356,000

Liabilities	$576,000	$1,150,000
Partners’ equity	25,359,000	25,206,000

Total liabilities and partners’ equity	$25,935,000	$26,356,000

The revenues, expenses and net income or loss from joint ventures are not material to the Company’s results of operations.

6. Note Payable, Banks:

On December 3, 2003, the Company entered into a Second Amended and Restated $250,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”). The Facility terminates on May 31, 2007, unless extended by mutual agreement.

As of December 31, 2005 the Facility, as amended, contained the following significant provisions:

•	a limit on aggregate borrowings and letters of credit to the lesser of $300,000,000 or the availability under the borrowing base;

•	the Company has the option to use a combination of either of the following methods to price the revolving line of credit: (a) the bank’s prime rate of interest or (b) a Eurodollar rate of interest plus a variable margin that ranges from 1.75% to 2.75%;

•	with certain exceptions, other borrowings may not exceed the aggregate principal sum of $25,000,000 plus up to $25,000,000 mortgage warehouse financing;

•	the Company may not become liable for contingent liabilities, with certain exceptions;

•	the Company may not exceed $10,000,000 of annual operating lease rentals;

•	the Company may not acquire in excess of $10,000,000 of its own shares;

•	the Company may not pay dividends during any calendar year in excess of fifty percent of its consolidated net income after taxes for such year;

•	the Company may not change its chief executive officer or chief operating officer;

•	the Company is restricted from making certain investments, loans or advances, including more than an aggregate of $2,000,000 to its mortgage financing services subsidiary, an aggregate of $2,000,000 to purchasers of land owned by the Company and an aggregate of $2,000,000 to its insurance subsidiaries;

•	the Company must maintain a tangible net worth of not less than $110,000,000 plus 50% percent of annual net income after taxes;

•	the Company has agreed to maintain the following ratios: total liabilities to tangible net worth (leverage ratio) of not greater than 2.25 to 1.00 at all times; a ratio of uncommitted land holdings to tangible net worth not greater than 1.90 to 1.00 through

March 30, 2006 and 1.75 to 1.00 at March 31, 2006 and thereafter; and interest coverage ratio determined quarterly and based upon the preceding twelve months of not less than 1.90 to 1.00 through December 31, 2005 and 2.00 to 1.00 thereafter;

•	the Company may not purchase land not zoned for residential development in excess of $20,000,000;

•	the Company may not permit: the value of its speculative inventory homes to exceed $30,000,000; its foundation inventories to exceed 275 homes or $12,000,000; and its model homes to exceed $8,500,000;

•	the Company may not incur a loss in any five consecutive quarters;

•	the Company may not, without lender approval, exceed the aggregate sum of $25,000,000 for investments outside of its existing markets, and the Company may not invest more than $15,000,000 in any “start up market” outside of its existing markets;

•	the Company has agreed to enter into interest rate contracts in the notional amount of fifty percent of the outstanding borrowings in the event the Eurodollar rate (without regard to the variable margin) becomes 8.50% per annum or greater.

The Facility provides for a variable rate of interest on its borrowings. In order to reduce the risks caused by interest rate fluctuations, the Company has entered into interest rate swap contracts that fix the interest rate on a portion of its borrowings under the Facility. As of December 31, 2005, the Company had fixed the interest rate on approximately 59%, or $120,000,000, of bank borrowings using interest rate swap contracts. See Note 9 Derivative Instruments and Hedging Activities to the Consolidated Financial Statements for further information regarding interest rate swap contracts.

As of December 31, 2005, the Company was in compliance with the Facility covenants and had approximately $16,663,000 available to borrow under the Facility, after adjustment for borrowing base limitations.

On March 30, 2006, the Company and the participant banks in the Facility amended the Facility to, among other things, decrease the amount of the Facility, change the borrowing base limitations, revise various financial covenants, impose additional business restrictions and secure borrowings under the Facility by liens on substantially all of the Company’s assets, including real estate. The amount of the Facility was reduced from $300,000,000 to $240,000,000 at the closing of the amendment and will subsequently be reduced to $225,000,000 as of September 30, 2006 and to $200,000,000 as of December 31, 2006 and thereafter.

The Facility amendment included the revision of certain financial covenants. The tangible net worth requirement will be increased to $175,000,000 as of March 31, 2006. The maximum allowable leverage ratio will be reduced from 2.25 to 2.00 at June 30, 2006 and to 1.75 at December 31, 2006. The ratio of uncommitted land to consolidated tangible net worth will be reduced from a maximum of 1.90 at December 31, 2005 to 1.75 at March 31, 2006, 1.70 at September 30, 2006 and 1.55 at December 31, 2006. The minimum interest coverage ratio will be decreased from 1.90 at December 31, 2005 to 1.30 at March 31, 2006, 0.80 at June 30, 2006, 0.60 at September 30, 2006 and December 31, 2006 and 1.00 at March 31, 2007. Additional fee tiers are also included that are applicable when interest coverage is less than 1.75. The amendment includes a limitation on the total value of developed unsold lots and lots under development of $160,000,000 at March 31, 2006, $155,000,000 at June 30, 2006, $150,000,000 at September 30, 2006 and $145,000,000 at December 31, 2006 and thereafter.

Amounts outstanding under the Facility were approximately $205,240,000 and $194,378,000 as of December 31, 2005 and 2004, respectively. Information regarding the borrowings is summarized as follows:

	2005	2004	2003
Borrowings outstanding:
Maximum amount	$230,286,000	$220,556,000	$131,851,000
Average amount	$210,749,000	$186,457,000	$112,456,000
Weighted average daily interest rate during the year*	5.3%	4.7%	5.9%
Interest rate at December 31*	5.9%	4.7%	5.2%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

The Company had approximately $7,392,000 in irrevocable letters of credit and approximately $51,797,000 of performance bonds outstanding at December 31, 2005. The letters of credit and performance bonds were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for land purchase commitments. The Company does not anticipate incurring any liabilities with respect to the letters of credit and performance bonds.

7. Term Debt:

Term debt consisted of the following as of December 31:

	2005	2004
Mortgage note due in February 2010 at an interest rate of 5.50%, secured by letters of credit totaling approximately $4,615,000 at December 31, 2005.	$3,620,000	$—
Mortgage note due in August 2012 at an interest rate of 5.0%, secured by land with a book value of approximately $6,641,000 at December 31, 2005.	5,680,000	—
Mortgage notes due at various dates through December 2007 at interest rates ranging from 1.50% to 10.75%, collateralized by land with a book value of approximately $7,000,000 at December 31, 2004.	—	4,838,000
Capital lease obligations due in installments	—	981,000

Total term debt	$9,300,000	$5,819,000

Term debt matures in years subsequent to December 31, 2005 as follows:

Term Debt
2006	$811,000
2007	811,000
2008	811,000
2009	811,000
2010	4,431,000
Thereafter	1,625,000

Total	$9,300,000

8. Operating Lease Commitments:

Rent expense charged to operations is primarily for office facilities, vehicles, model homes and model furniture and computer and office equipment, including month-to-month leases and non-cancelable commitments. Rent expense amounted to approximately $4,506,000, $4,297,000 and $3,135,000 for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 11 Related Party Transactions to the Consolidated Financial Statements for additional information related to office facility leases.

Minimum rental commitments due under non-cancelable operating leases are as follows:

Year	Minimum Rentals
2006	$3,227,000
2007	1,922,000
2008	1,478,000
2009	1,197,000
2010	480,000
Thereafter	3,278,000

Total	$11,582,000

9. Derivative Instruments and Hedging Activities:

The Company has entered into various interest rate swap agreements which effectively convert variable interest rates to fixed interest rates on approximately $120 million of outstanding debt at December 31, 2005. The interest rate swap agreements have been designated as cash flow hedges and, accordingly, are recorded at their fair value and included in prepaid expenses and other or accrued liabilities in the Consolidated Balance Sheets. The related gain or loss is deferred, net of tax, in shareholders’ equity as accumulated other comprehensive income (loss). Changes in the fair value of the interest rate swaps are recognized as a change in accumulated other comprehensive income (loss) until such time as the interest rate swaps mature or are terminated. Accumulated other comprehensive income (loss) is reflected as a component of shareholders’ equity in the Consolidated Balance Sheets. At December 31, 2005 and 2004, the Company recorded assets of approximately $2,696,000 and $981,000, respectively, related to interest rate swaps. During 2005, the Company recorded approximately $1,091,000, net of tax, of other comprehensive income related to the increase in value of interest rate swaps.

Interest rate swaps outstanding at December 31, 2005 consisted of the following:

Notional Amount	Start Date	Maturity Date	Fixed Rate
$10,000,000	Oct. 24, 2003	Oct. 2, 2006	2.85%
$10,000,000	Oct. 24, 2003	Jan. 2, 2007	2.87%
$10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.47%
$10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.51%
$10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
$10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
$10,000,000	May 9, 2003	Apr. 3, 2008	3.01%
$10,000,000	May 9, 2003	May 3, 2008	3.04%
$10,000,000	Sept. 8, 2004	Aug. 31, 2008	3.74%
$10,000,000	Sept. 8, 2004	Sept. 9, 2008	3.74%
$20,000,000	April 15, 2005	June 30, 2009	4.45%

$120,000,000

The fixed interest rates noted for the above interest rate swaps do not reflect a variable margin that the Company pays to the lender based on the Company’s interest coverage ratio, as defined in the Facility. The variable margin ranges from 1.75% to 2.75% and is determined quarterly. The variable margin was 1.75% throughout the first three quarters for 2005 and 2.0% for the fourth quarter of 2005.

10. Income Taxes:

The provision for income taxes consists of the following for the years ended December 31:

	2005	2004	2003
Current:
Federal	$1,059,000	$9,284,000	$17,136,000
State and local	513,000	2,054,000	3,968,000

	1,572,000	11,338,000	21,104,000

Deferred:
Federal	367,000	1,371,000	101,000
State	208,000	560,000	24,000

	575,000	1,931,000	125,000

Provision for income taxes	$2,147,000	$13,269,000	$21,229,000

The components of the net deferred tax asset at December 31 are as follows:

	2005	2004
Assets:
Accrued expenses	$1,110,000	$2,739,000
Deferred gain	102,000	139,000
Valuation reserves	1,491,000	675,000

Gross deferred tax assets	2,703,000	3,553,000

Liabilities:
Property and equipment	(199,000)	(474,000)
Unrealized hedging gain	(1,019,000)	(394,000)

Gross deferred tax liabilities	(1,218,000)	(868,000)

Net deferred income taxes as recorded on the balance sheet	$1,485,000	$2,685,000

A reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is summarized below for the years ended December 31:

	2005	2004	2003
Statutory income tax rate	34.0%	35.0%	35.0%
Permanent differences	(2.4)%	0.7%	0.3%
State and local taxes, net of federal benefit	11.0%	5.1%	5.0%
Tax examination settlements, net of contingencies	(7.2)%	—	—
Charitable contribution of appreciated property	(3.9)%	—	—
Other	(2.8)%	(1.2)%	(0.3)%

Effective income tax rate	28.7%	39.6%	40.0%

11. Related Party Transactions:

The Company leases two office buildings in Central Ohio from BRC. The first office lease commenced January 1, 1998 and has a lease term of twelve years and a triple net rental rate of $12.00 per square foot. On December 1, 2005, the rental rate was increased to $12.60 per square foot due to building improvements that were paid for by BRC. The lease provides two options for the Company to renew for periods of five years each at then-current market rates. The rental rate for the building was established by an MAI appraiser commissioned by a committee comprised solely of independent members of the Company’s Board of Directors and confirmed in a review by a second MAI appraiser. Lease expense was approximately $454,000, $451,000 and $451,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The second office lease commenced November 1, 2003, has a lease term of fifteen years and a triple net rental rate per square foot of $12.58 for the first five years, $13.18 for the second five years and $13.83 for the last five years. The lease also provides for two options for the Company to renew for periods of five years each at then-current market rates. During 2002, the Company purchased land and contracted to build this second corporate office building. On October 31, 2003, the Company sold the corporate office building to BRC for approximately $4.5 million and leased it back. The sales price approximated the cost of the land and building.

The terms of the sale and leaseback were negotiated based on bids from multiple third parties, reviewed by an MAI appraiser and approved by a committee comprised solely of independent members of the Company’s Board of Directors. Lease expense was approximately $419,000 for 2005 and 2004, and approximately $70,000 for the two months the building was in service during 2003.

During the year ended December 31, 2003, the Company leased commercial space from BRC amounting to approximately $230,000. BRC sold the commercial space to a third party on November 3, 2003. Prior to January 1, 2004, the Company moved its operations from this space and consolidated the operations in its second office building.

BRC reimbursed the Company approximately $4,800 in 2005, $9,000 in 2004 and $8,000 in 2003 for miscellaneous services performed by Company personnel.

During 2005 and 2004, the Company purchased approximately $14,640 and $152,000, respectively, of merchandise from a vendor, of which a member of the Company’s Board of Directors is an executive officer and shareholder.

For the year ending December 31, 2003, the Company acquired printing services from a company principally owned by members of the Borror family amounting to approximately $115,000. After December 31, 2003, the Borror family no longer retained an ownership interest in that company.

12. Retirement Plans:

The Company offers a retirement plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code, which covers substantially all of its employees. Full-time employees are eligible to become a participant in the retirement plan on the first day of a calendar quarter, following at least 30 days of service. Part-time employees are generally eligible to become a participant in the retirement plan on the first day of a calendar quarter after the 12 month period beginning on the date of hire. The Company matches 100% of the first 3% and 50% of the next 2% of employee voluntary deferrals of compensation. The Company’s contributions to the plan amounted to approximately $1,138,000, $1,258,000, and $988,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Alliance also offers a retirement plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code, which covers substantially all of its employees after one year of service. Alliance matches 100% of the first 6% of employee voluntary deferrals of compensation. Alliance also contributes 2% of employee compensation, regardless of the level of employee voluntary deferrals, for all participants employed as of December 31 of each year. Alliance’s contributions to the plan amounted to approximately $28,000 and $71,000 for the years ended December 31, 2005 and 2004, respectively. The results of operations and balance sheet of Alliance are consolidated with the Company effective January 1, 2004.

13. Compensation Plans:

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

In May 2003, the Company adopted the Dominion Homes, Inc. 2003 Stock Option and Incentive Equity Plan (“the 2003 Plan”). The 2003 Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of performance awards of common shares, restricted common shares, incentive stock options, non-qualified stock options and stock appreciation rights for the purpose of attracting, motivating and retaining employees and eligible directors. The 2003 Plan provides for discretionary grants to employees of the Company and annual non-discretionary stock option grants to purchase 2,500 shares of stock to each non-employee director. A maximum of 500,000 common shares have been reserved for issuance under the 2003 Plan and, as of December 31, 2005, the Plan had 279,767 common shares available to be issued. During any single plan year, a plan participant may not be granted stock options and stock appreciation rights affecting more than 50,000 shares allocated to the 2003 Plan. The 2003 Plan provides that grants shall include certain terms and conditions and be subject to certain restrictions as provided for under applicable provisions of the Internal Revenue Code and federal securities laws.

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

A summary of the Company’s stock options as of December 31, 2005, 2004 and 2003, respectively, and changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	232,100	$19.26	229,100	$14.52	170,100	$5.83
Granted	15,000	$14.48	88,000	$22.37	117,500	$23.51
Cancelled or forfeited	(66,667)	$22.65	(16,000)	$23.01	—	—
Exercised	(44,100)	$4.50	(69,000)	$6.60	(58,500)	$7.26

Outstanding at end of year	136,333	$21.85	232,100	$19.26	229,100	$14.52

Options exercisable at end of year	92,933	$21.98	99,098	$14.84	118,100	$6.21

The following table summarizes information about stock options outstanding at December 31, 2005:

Year Issued	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
1997	$4.75	5,000	1 Years	5,000
2002	$22.05	2,500	7 Years	2,500
2003	$17.34-$24.24	50,833	6 Years	50,833
2004	$20.00-$28.20	63,000	9 Years	19,600
2005	$14.48	15,000	10 Years	15,000

		136,333		92,933

Restricted common shares issued pursuant to the 1994 Plan and the 2003 Plan are not fully vested until any relevant performance and/or employment criteria are met. Holders of restricted common shares are entitled to vote and receive dividends.

The following table summarizes information about restricted common shares outstanding at December 31, 2005:

Year Issued	Number Outstanding	Vesting Period	Performance Criteria
2001	30,000	5 years	Company net worth (as defined) exceeds $100 million
2002	50,000	5 years	Company net worth (as defined) exceeds $175 million
2003	60,000	3 years	Company book value per share (as defined) exceeds $30
2004	12,000	5 years	None

	152,000

The following table presents changes in the Company’s restricted common shares for the years ended December 31, 2005, 2004 and 2003:

	2005	2004		2003
Outstanding at beginning of year	185,000	255,000		160,000
Granted	2,500	15,000		95,000
Cancelled or forfeited	(30,000)	(70,000)		—
Redeemed	(5,500)	(15,000	)(a)	—

Outstanding at end of year	152,000	185,000		255,000

(a)	During 2004, the Company accelerated the vesting period of 15,000 restricted common shares issued to a former executive as part of his separation agreement with the Company.

The Company recognized compensation (income) expense related to restricted common shares of approximately ($71,000), $718,000 and $1,176,000 for the years ending December 31, 2005, 2004 and 2003, respectively. The unearned compensation related to restricted common shares was approximately $868,000 and $2,055,000 at December 31, 2005 and 2004, respectively, and is reflected as a reduction of shareholders’ equity.

Executive Deferred Compensation

On October 29, 1997, the Board of Directors approved an Amended and Restated Executive Deferred Compensation Plan for directors and certain executives. Under this plan, participants may elect to defer a portion of their compensation (up to 20% of total base and bonus for employees and 100% of director fees). On or around December 31 of each year, the Company provides a matching contribution of 25% of the amount deferred in a given year by a participant, provided that the Company’s matching contribution will not exceed $2,500 per participant in any year. The Company’s matching contribution vests in 20% increments over a five-year period, subject to accelerated vesting upon a change in control as defined in the Executive Deferred Compensation Plan. The Company’s matching contribution becomes 100% vested as of the date on which the sum of participant age and years of service with the Company equals 65. Under the plan, participant and Company matching contributions are used to acquire actual common shares of Company stock in the open market. These common shares of Company stock are held and voted by the trustee pursuant to a Rabbi Trust Agreement.

The Company recognized compensation expense related to the Amended and Restated Executive Deferred Compensation Plan of approximately $71,000, $184,000 and $140,000 for the years ending December 31, 2005, 2004 and 2003, respectively. The deferred compensation liability related to the Amended and Restated Executive Deferred Compensation Plan was approximately $949,000 and $998,000 at December 31, 2005 and 2004, respectively, and is reflected as a component of shareholders’ equity.

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

Upon a participant satisfying the qualification requirements, the Company is required to make a lump sum distribution to the participant equal to the value of the participants’ account. If for any reason the above criteria are not met, any accrued benefits will be recognized as income at that time. The Company expensed approximately $140,000, $185,000 and $329,000 related to the SERP for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, approximately $1,425,000 and $1,191,000, respectively, were accrued under the SERP.

The Company purchased cost recovery life insurance on the lives of the participants in the SERP. The Company is the sole owner and beneficiary of such policies. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the SERP if assumptions made as to policy earnings are realized. As of December 31, 2005 and 2004, the cash surrender value of these policies was approximately $2,450,000 and $2,075,000, respectively.

14. Contingencies:

On February 21, 2006, a purported class action lawsuit was filed against DHFS. The complaint includes claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where the Company has been unable to obtain final HUD approval for FHA-insured mortgages. The complaint seeks damages, including actual damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability, and for the defendants’ failure to notify plaintiffs of the status of their mortgages.

On February 21, 2006, a purported class action lawsuit was filed against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations who have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds. The complaint also alleges that the defendants extended credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On February 23, 2006, a similar lawsuit was filed against the Company. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ participation in fraudulent conduct by DHFS related to down payment assistance programs in violation of federal statutes and Ohio law. The complaint seeks monetary damages and attorneys’ fees and costs.

All of the above lawsuits are in the preliminary phases. The time for the defendants to respond to the complaints described above has not yet expired, and no determination has been made that any of these cases can be maintained as a class action. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints.

In addition to the foregoing actions, the Company’s mortgage operations are currently under audit by the U.S. Department of Housing and Urban Development (“HUD”). The Company is expecting the results of the HUD audit to be communicated sometime late in the first quarter of 2006, at the earliest. In the event that there are audit findings that HUD determines to be significant deficiencies, HUD could request that DHFS provide indemnifications with respect to losses resulting from any loans associated with the findings. In addition, HUD could levy fines on DHFS or impose sanctions which could limit the ability of DHFS to originate federally insured loans. The Company has also received requests for documents and files related to the financing of the Company’s homes at VPP from the Ohio Attorney General. The Company will continue to comply with any additional requests from these and other regulatory agencies. Due to the uncertainty as to the outcome of these regulatory matters, management cannot make an estimate of exposure, if any, at this time.

The Company is involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such other legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

15. Subsequent Event:

On February 27, 2006, the Company, DHFS, Wells Fargo Bank, N.A., and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”), entered into a non-binding letter of intent (the “Letter of Intent”) regarding the formation of a joint venture that will operate as a full-service mortgage bank to the Company’s customers and the general public. Pursuant to the Letter of Intent, certain assets of DHFS, including floating pipeline loans and tangible and intangible assets, will be transferred to the new joint venture. It is anticipated, subject to due diligence review, that Wells Fargo will pay approximately $1.8 million for its controlling interest in the joint venture. The joint venture will be an operating subsidiary of Wells Fargo Bank, N.A., and will conduct business in Ohio, Kentucky and Indiana.

16. Quarterly Financial Data (Unaudited): (in thousands except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues:
2005	$92,643	$105,207	$106,330	$111,520
2004	$115,672	$148,181	$162,623	$115,494
Gross profit (a):
2005	$18,694	$22,377	$20,325	$18,297
2004	$27,400	$31,640	$34,959	$21,440
Income before income taxes:
2005	$955	$3,260	$2,233	$1,025
2004	$7,925	$10,491	$12,879	$2,176
Net income:
2005	$642	$2,519	$1,174	$991
2004	$5,038	$6,639	$7,502	$1,023
Basic earnings per share:
2005	$0.08	$0.31	$0.15	$0.12
2004	$0.63	$0.83	$0.94	$0.13
Diluted earnings per share:
2005	$0.08	$0.31	$0.14	$0.12
2004	$0.62	$0.81	$0.91	$0.12

(a)	During the fourth quarter of 2005, the Company reclassified the recognition of previously capitalized interest related to land development and home construction costs from interest expense to cost of real estate sold. This reclassification decreased gross profit by $865, $1,054, $1,285 and $1,119 in the quarters ended March 31, June 30, September 30 and December 31, 2005. It decreased gross profit by $848, $1,116, $1,281 and $959 in the quarters ended March 31, June 30, September 30 and December 31, 2004.

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “Proposal 1 - Election Of Directors”, “Information About Our Executive Officers and Compensation Matters”, “Report of the Audit Committee”, Information Concerning Our Board of Directors and Corporate Governance Matters”, and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information contained under the caption “Information About Our Executive Officers and Compensation Matters” and “Information Concerning Our Board of Directors and Corporate Governance Matters - Compensation of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the Report of the Compensation Committee of the Company’s Board of Directors on executive compensation nor the share price performance graph included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2006 shall be deemed to be incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “Voting Rights and Principal Shareholders”, and “Information About Our Executive Officers and Compensation Matters - Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of Form 10-K, the information contained under the caption “Certain Relationships And Related Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) of Form 10-K, the information contained under the caption “Selection of Independent Auditors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, is incorporated herein by reference.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements.

	The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, together with the notes thereto.

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

Date: March 30, 2006	Dominion Homes, Inc.

	By:	/s/ Douglas G. Borror
Douglas G. Borror,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Donald A. Borror* Donald A. Borror	Chairman Emeritus	March 30, 2006

/s/ Douglas G. Borror Douglas G. Borror	Chairman and Chief Executive Officer and President (Principal Executive Officer)	March 30, 2006

/s/ William G. Cornely William G. Cornely	Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006

David S. Borror* David S. Borror	Corporate Executive Vice President and Director	March 30, 2006

David P. Blom* David P. Blom	Director	March 30, 2006

R. Andrew Johnson* R. Andrew Johnson	Director	March 30, 2006

Gerald E. Mayo* Gerald E. Mayo	Director	March 30, 2006

Carl A. Nelson, Jr.* Carl A. Nelson, Jr.	Director	March 30, 2006

Zuheir Sofia* Zuheir Sofia	Director	March 30, 2006

C. Ronald Tilley* C. Ronald Tilley	Director	March 30, 2006

* By:	/s/ Douglas G. Borror
Douglas G. Borror, Attorney-in-fact

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Corporate Exchange and Subscription Agreement dated January 20, 1994, between Borror Corporation and Borror Realty Company.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 33-74298) as filed with the Commission on January 21, 1994 and as amended on March 2, 1994 (The “Form S-1”).

2.2	Form of First Amendment to Corporate Exchange and Subscription Agreement.	Incorporated by reference to Exhibit 2.2 to Form S-1.

3.1(a)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc. as filed with the Ohio Secretary of State on March 4, 1994.	Incorporated by reference to Exhibit 4(a)(1) to the Company’s Registration Statement on Form S-8 (File No. 333-26817) as filed with the Commission on May 9, 1997 (the “1997 Form S-8”).

3.1(b)	Certificate of Amendment to Amended and Restated Articles of Incorporation of Dominion Homes, Inc. as filed with the Ohio Secretary of State on May 7, 1997.	Incorporated by reference to Exhibit 4(a)(2) of the 1997 Form S-8.

3.1(c)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc. reflecting amendments through May 7, 1997 (for purposes of Commission reporting compliance only)	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A as filed with the Commission on April 30, 2003 (File No. 0-23270)

10.1	Shareholder Agreement dated January 20, 1994 between Borror Corporation and Borror Realty Company.	Incorporated by reference to Exhibit 10.4 to Form S-1.

10.2*	Dominion Homes, Inc. Incentive Stock Plan as amended December 5, 1995 and May 7, 1997.	Incorporated by reference to Exhibit 4(c) of the 1997 Form S-8.

10.3*	Amendment to Dominion Homes, Inc. Incentive Stock Plan dated July 29, 1998.	Incorporated by reference to Exhibit 10.29 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.4*	Dominion Homes, Inc. 2003 Stock Option and Incentive Equity Plan effective as of May 7, 2003.	Incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.5*	Dominion Homes, Inc. Amended and Restated 2003 Stock Option and Incentive Equity Plan effective as of June 8, 2004.	Incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.6*	Stock Option Agreement dated May 7, 2003 between Dominion Homes, Inc. and Pete A. Klisares (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, Gerald E. Mayo, Carl A. Nelson, Jr., Zuheir Sofia and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.7*	Stock Option Agreement dated May 13, 2004 between Dominion Homes, Inc. and Zuheir Sofia (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, David P. Blom, R. Andrew Johnson, Gerald E. Mayo, Carl A. Nelson, Jr., and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.8*	Stock Option Agreement dated May 12, 2005 between Dominion Homes, Inc. and Zuheir Sofia (which Agreement is substantially the same as Stock Option Agreements entered into between the Company and its other outside, independent directors, David P. Blom, R. Andrew Johnson, Gerald E. Mayo, Carl A. Nelson, Jr., and C. Ronald Tilley).	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2005 Form 10-Q (File No. 0-23270).

10.9*	Stock Option Agreement dated June 25, 2004 between Dominion Homes, Inc. and Terrence R. Thomas.	Incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.10*	Restricted Stock Agreement dated October 22, 2002 between Dominion Homes, Inc. and Douglas G. Borror.	Incorporated by reference to Exhibit 10.15 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.11*	Restricted Stock Agreement dated October 22, 2003 between Dominion Homes, Inc. and Douglas G. Borror.	Incorporated by reference to Exhibit 10.25 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.12*	Restricted Stock Agreement dated October 22, 2003 between Dominion Homes, Inc. and David S. Borror.	Incorporated by reference to Exhibit 10.26 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.13*	Restricted Stock Agreement dated June 25, 2004 between Dominion Homes, Inc. and Terrence R. Thomas.	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.14*	Restricted Stock Agreement dated February 7, 2006 between Dominion Homes, Inc. and William G. Cornely.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 7, 2006 (File No. 0-23270).

10.15*	Dominion Homes, Inc. Amended and Restated Executive Deferred Compensation Plan dated December 20, 2002.	Incorporated by reference to Exhibit 4(a) to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 as filed with the Commission on May 6, 2003 (file No. 333-40051)

10.16*	Split Dollar Life Insurance Agreement dated July 11, 1999 between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Split Dollar Life Insurance Agreements entered into between the Company and other executive officers of the Company except for life insurance values).	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.17*	Dominion Homes, Inc. Endorsement Split Dollar Agreement dated December 20, 2002 between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Endorsement Split Dollar Agreements entered into between the Company and other executive officers of the Company except as to each executive officer’s death benefit and cash consideration received).	Incorporated by reference to Exhibit 10.27 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.18*	Dominion Homes, Inc. Amended and Restated Supplemental Executive Retirement Plan (with Form of Notice of Participation).	Incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.19*	Dominion Homes, Inc. Amended and Restated Incentive Growth Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.20*	Employment Agreement dated July 1, 2004 between Dominion Homes, Inc. and Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2004 Form 10-Q (File No. 0-23270).

10.21*	Employment Agreement dated July 1, 2004 between Dominion Homes, Inc. and David S. Borror.	Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 2004 Form 10-Q (File No. 0-23270).

10.22*	Employment Agreement dated January 1, 2005 between Dominion Homes, Inc. and Terrence R. Thomas.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 1, 2005 (File No. 0-23270).

10.23*	Separation Agreement and General Release dated October 14, 2004 between Dominion Homes, Inc. and Jon M. Donnell.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 14, 2004 (File No. 0-23270).

10.24*	Employment Agreement dated January 17, 2006 between Dominion Homes, Inc. and William G. Cornely.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2006 (File No. 0-23270).

10.25*	Summary of Employment Terms for Jeffrey Croft	Filed herewith.

10.26*	Dominion Homes, Inc. 2006 Director Compensation Plan.	Filed herewith.

10.27*	2005 Incentive Compensation Program for Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 21, 2005 (File No. 0-23270).

10.28*	2005 Incentive Compensation Program for CFO and Corporate Executive Vice Presidents.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 21, 2005 (File No. 0-23270).

10.29	Lease dated December 29, 1997 as amended by Addendum dated February 2, 1998, between Borror Realty Company and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s December 31, 1997 Form 10-K (File No. 0-23270).

10.30	Lease dated April 30, 2001 between FGSC, LLC and Dominion Homes of Kentucky, LTD. for office space in Louisville, Kentucky.	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2001 Form 10-Q (File No. 0-23270).

10.31	Real Estate Purchase Contract dated July 21, 2003 between Dominion Homes and BRC Properties Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.32	Lease Agreement dated July 21, 2003 between Dominion Homes, Inc. and BRC Properties Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.33	First Modification of Lease dated October 31, 2003 between Dominion Homes, Inc and BRC Properties Inc.	Incorporated by reference to Exhibit 10.8 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.34	Lease Agreement dated September 26, 2003 between RML Construction, LLP and Dominion Homes of Kentucky, LTD for office space in Lexington, Kentucky	Incorporated by reference to Exhibit 10.7 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.35	Sublease Agreement dated September 22, 2003 between Dominion Homes, Inc. and Dominion Homes Financial Services, LTD.	Incorporated by reference to Exhibit 10.60 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.36	Sublease Agreement dated November 22, 2003 between Dominion Homes, Inc. and Alliance Title Agency, LTD.	Incorporated by reference to Exhibit 10.61 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.37	Contribution and Call Agreement dated December 26, 2003 by and among Dominion Homes, Inc., CCI, LTD, and Dominion Homes-Borror Family Foundation.	Incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2004 Form 10-Q (File No. 0-23270).

10.38	Consent Agreement dated August 20, 2002 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent and Issuing Bank, and the Lenders listed therein modifying the operating lease covenants contained in the Amended and Restated Credit Agreement.	Incorporated by reference to Exhibit 10.3 to the Company’s September 30, 2002 Form 10-Q (File No. 0-23270).

10.39	Second Amended and Restated Credit Agreement dated December 3, 2003 among The Huntington National Bank, as Administrative Agent and Issuing Bank, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.68 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.40	Amendment No. 1 to Second Amended and Restated Credit Agreement dated June 30, 2004 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.7 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.41	Amendment No. 2 to Second Amended and Restated Credit Agreement dated February 1, 2005 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 1, 2005 (File No. 0-23270).

10.42	Amendment No. 3 to Second Amended and Restated Credit Agreement dated September 26, 2005 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2005 (File No. 0-23270).

10.43	Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 30, 2006 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 30, 2006 (File No. 0-23270).

10.44	Security Agreement dated March 30, 2006 among Dominion Homes, Inc., The Other Grantors named therein, and The Huntington National Bank as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 30, 2006 (File No. 0-23270).

14	Code of Business Conduct and Ethics.	Filed herewith.

21	Subsidiaries.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Indicates management contracts, compensatory plans or other arrangements.