Form 10-Q
period 2006-03-31
DOMINION HOMES INC
filed 2006-05-09
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Number of common shares outstanding as of April 30, 2006: 8,419,765

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	March 31, 2006 (unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$2,442	$3,554
Accounts receivable:
Due from financial institutions for residential closings	1,949	3,941
Other	2,039	948
Real estate inventories:
Land and land development costs	309,034	323,594
Homes under construction	94,057	86,980
Land held for sale	15,601	12,481
Other	3,131	3,220

Total real estate inventories	421,823	426,275

Prepaid expenses and other	8,827	8,792
Deferred income taxes	1,258	1,485
Property and equipment, at cost	15,204	15,317
Less accumulated depreciation	(9,006)	(8,755)

Total property and equipment	6,198	6,562

Total assets	$444,536	$451,557

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$7,249	$11,465
Deposits on homes and land under contract	1,630	1,483
Accrued liabilities	18,747	28,536
Note payable, banks	215,424	205,240
Term debt	9,300	9,300

Total liabilities	252,350	256,024

Commitments and contingencies

Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,752,186 shares issued and 8,419,640 shares outstanding on March 31, 2006 and 8,565,261 shares issued and 8,244,715 shares outstanding on December 31, 2005	63,300	63,851
Deferred compensation	(32)	(901)
Retained earnings	129,846	133,792
Accumulated other comprehensive income	1,958	1,677
Treasury stock, at cost (332,546 shares at March 31, 2006 and 320,546 shares at December 31, 2005)	(2,886)	(2,886)

Total shareholders’ equity	192,186	195,533

Total liabilities and shareholders’ equity	$444,536	$451,557

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$61,785	$92,643
Cost of real estate sold	52,711	73,949

Gross profit	9,074	18,694
Selling, general and administrative	14,773	16,048

Income (loss) from operations	(5,699)	2,646
Gain on sale of investment in Centennial Home Mortgage, LLC	1,800	—
Interest expense	(2,308)	(1,691)

Income (loss) before income taxes	(6,207)	955

Provision for income taxes	(2,261)	313

Net income (loss)	$(3,946)	$642

Earnings (loss) per share
Basic	$(0.49)	$0.08

Diluted	$(0.49)	$0.08

Weighted average shares outstanding
Basic	8,094,705	8,044,986

Diluted	8,094,705	8,207,768

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Liability	Trust Shares
Balance, December 31, 2005	$63,851	$81	$(982)	$133,792	$1,677	$(2,886)	$195,533
Net loss	—	—	—	(3,946)	—	—	(3,946)
Unrealized hedging gain, net of deferred taxes of ($115)	—	—	—	—	281	—	281

Comprehensive income							(3,665)
Shares awarded	19	—	—	—	—	—	19
Exercise of stock options	24	—	—	—	—	—	24
Stock based compensation cost	274	—	—	—	—	—	274
Unearned compensation as of FAS 123R adoption date	(868)	868	—	—	—	—	—
Deferred compensation	—	(107)	108	—	—	—	1

Balance, March 31, 2006	$63,300	$842	$(874)	$129,846	$1,958	$(2,886)	$192,186

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2006
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,946)	$642
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	725	842
Amortization of unearned compensation	274	27
Net loss on impaired real estate inventories	550	956
Gain on sale of investment in Centennial Home Mortgage, LLC	(1,800)	—
Loss on disposal of fixed assets	83	37
Issuance of common shares for compensation	19	35
Deferred income taxes	111	992
Changes in assets and liabilities:
Accounts receivable	1,801	(1,543)
Real estate inventories	77	2,442
Prepaid expenses and other	2,422	(144)
Accounts payable	(4,216)	5,065
Deposits on homes and land under contract	147	111
Accrued liabilities	(5,947)	(7,757)

Net cash provided by (used in) operating activities	(9,700)	1,705

Cash flows from investing activities:
Purchase of property and equipment	(366)	(253)
Proceeds from sale of property	—	840
Proceeds from sale of investment in Centennial Home Mortgage, LLC	938	—
Investment in Centennial Home Mortgage, LLC	(75)	—

Net cash provided by (used in) investing activities	(497)	587

Cash flows from financing activities:
Payments on note payable banks	(27,200)	(21,842)
Proceeds from note payable banks	37,384	24,300
Payments on term debt	—	(227)
Payments of financing fees	(317)	(100)
Payments on capital lease obligations	—	(377)
Proceeds from issuance of common shares	24	32

Net cash provided by financing activities	9,891	1,786

Net change in cash and cash equivalents	(1,112)	4,078
Cash and cash equivalents, beginning of period	3,554	6,710

Cash and cash equivalents, end of period	$2,442	$10,788

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$3,121	$1,862

Income taxes paid	$120	$1,418

Land acquired by seller financing	$—	$3,619

The accompanying notes are an integral part of the consolidated financial statements.

DOMINION HOMES, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dominion Homes, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2005 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

The Company reclassified the recognition of previously capitalized interest related to land development and home construction costs from interest expense to cost of real estate sold. This reclassification increased cost of real estate sold and decreased interest expense by $865,000 in 2005. This reclassification had no effect on net income and was made to reflect recent reporting changes made within the homebuilding industry.

2. Share-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock option and restricted share awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As a result, no compensation cost was previously recognized for stock option awards granted to employees because all stock option awards granted had exercise prices equal to the market value of the underlying common shares of the Company on the grant date. Compensation cost related to restricted share awards was determined at the date of grant and adjusted for changes in the fair value of the restricted shares until the performance criteria, if applicable, was met. The fair value of the restricted share awards was recorded as unearned compensation expense, a reduction of shareholders’ equity, and amortized on a straight-line basis over the vesting period.

As of January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment (“FAS 123R”), which revises FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123R applies to all new awards granted, all awards modified, repurchased, or cancelled after the required effective date, and to the unvested portion of previously granted awards outstanding as of the required effective date. FAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company has elected to apply the modified prospective approach for existing share-based payment awards outstanding at the date of adoption. This method requires the Company to value stock option and non-vested share awards granted prior to the adoption of FAS 123R under the fair value method and recognize expense for the unvested portion of awards over the remaining vesting period.

The following table illustrates the effects on net income and earnings per share as if the Company had accounted for share-based compensation using the fair value method, as required by FAS 123R, for the three months ended March 31, 2005:

Net income, as reported	$642,000
Add stock based compensation expense included in reported net income, net of related tax effects	1,000
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(81,000)

Pro forma net income	$562,000

Earnings per share
Basic as reported	$0.08
Basic pro forma	$0.07
Diluted as reported	$0.08
Diluted pro forma	$0.07

The Company uses the Black-Scholes model to value its new stock option award grants under FAS 123R. Non-vested share awards granted to employees are valued based on the market price of the Company’s common shares on the date of grant. In addition, the Company estimates forfeitures in calculating the compensation expense related to all share-based payment awards. Compensation cost arising from stock option and non-vested share awards granted to employees is recognized as expense using the straight-line method over the vesting period. In addition, FAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. No such benefits were recorded during the first quarter of 2006.

A summary of the Company’s stock options outstanding as of March 31, 2006 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	136,333	$21.85
Granted	—	—
Cancelled or forfeited	(29,333)	$24.25
Exercised	(5,000)	$4.75

Outstanding at March 31, 2006	102,000	$22.00	7.73	$(1,238,000)

Exercisable at March 31, 2006	74,600	$22.74	7.39	$(961,000)

There were no stock options granted during the three months ended March 31, 2006 or 2005. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was approximately $26,000. As of March 31, 2006, there was $266,000 of total unrecognized compensation cost related to 27,400 unvested stock options outstanding.

A summary of the Company’s non-vested restricted share awards outstanding as of March 31, 2006 and changes during the period then ended is presented below:

Non-vested Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	152,000	$21.69
Granted	180,000	$10.42
Forfeited	(12,000)	$24.21
Redeemed	—	—

Outstanding at March 31, 2006	320,000	$15.26

As of March 31, 2006, there was approximately $1,899,000 of total unrecognized compensation cost related to non-vested restricted share awards outstanding. That cost is expected to be recognized over a weighted average period of 3.0 years. Unearned compensation of $868,000 is included in common shares in the Consolidated Balance Sheet as of the FAS 123R adoption date.

For the three months ended March 31, 2006, the Company’s total share-based compensation expense was approximately $274,000, consisting of $18,000 related to the vesting of stock option awards and $310,000 related to the vesting of restricted share awards, offset by $54,000 related to the forfeiture of restricted share awards. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $100,000 for the same period.

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

The summary of the total interest is as follows:

	Three Months Ended March 31,
	2006	2005
Interest incurred	$3,724,000	$2,727,000
Interest capitalized	(1,416,000)	(1,036,000)

Interest expensed directly	$2,308,000	$1,691,000

Capitalized interest, beginning of period	$5,007,000	$4,598,000
Interest capitalized	1,416,000	1,036,000
Capitalized interest charged to cost of real estate sold	(696,000)	(865,000)

Capitalized interest, end of period	$5,727,000	$4,769,000

4. Note Payable, Banks

On December 3, 2003, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”). On March 30, 2006, the Company and the participant banks in the Facility amended the Facility to, among other things, decrease the amount of the Facility, change the borrowing base limitations, revise various financial covenants, impose additional business restrictions and secure borrowings under the Facility by liens on substantially all of the Company’s assets, including real estate. The Facility terminates on May 31, 2007, unless extended by mutual agreement.

As of March 31, 2006, the Company was in compliance with the Facility covenants and had $3,668,000 available to borrow under the Facility, after adjustment for borrowing base limitations. Amounts outstanding under the Facility were $215,424,000 and $205,240,000 at March 31, 2006 and December 31, 2005, respectively.

For a more detailed description of the Facility, see Note 6, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

5. Derivative Instruments and Hedging Activities

The Company has entered into various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on approximately $120,000,000 of outstanding debt at March 31, 2006. The Company has designated and accounted for the interest rate swap agreements as cash flow hedges as described in Note 9, Derivative Instruments and Hedging Activities, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

At March 31, 2006 and December 31, 2005, the Company had assets related to the interest rate swap agreements of $3,093,000 and $2,696,000, respectively. These assets are included in prepaid expenses and other in the Consolidated Balance Sheets. For the three months ended March 31, 2006, the Company recorded other comprehensive income of $281,000, net of tax, related to the increase in the value of the interest rate swap agreements.

During the three month period ended March 31, 2006 and 2005, all interest rate swap agreements were considered effective hedges and there were not any gains or losses recognized in earnings for hedge ineffectiveness.

The weighted average fixed interest rate on interest rate swaps outstanding at March 31, 2006 of 3.3% does not reflect a variable margin that the Company pays to the lender based on the Company’s interest coverage ratio, as defined in the Facility. The variable margin ranges from 1.75% to 3.25% and is determined quarterly. The variable margin was 2.50% for the first quarter of 2006.

6. Earnings (Loss) per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average shares - basic	8,094,705	8,044,986
Common share equivalents	—	162,782

Weighted average shares - diluted	8,094,705	8,207,768

Common share equivalents include stock options and restricted common shares. Restricted common shares are included in common share equivalents when performance contingencies are achieved. As of March 31, 2005, there were 60,000 restricted shares, for which the performance contingencies had not been achieved and there were 127,500 stock options which were antidilutive and which were excluded from the diluted earnings per share calculations for the first quarter of 2005.

The effect of the dilutive restricted shares and stock options is excluded from common share equivalents for the three months ended March 31, 2006 in accordance with FAS 128, based upon the pretax loss for the first quarter 2006.

7. Warranty Costs

The Company provides a two-year warranty covering the roof, windows, doors and all mechanical elements of its homes, including the heating, plumbing and electrical systems. The Company also offers a 30-year warranty covering all major structural components in its Millennium Series, Independence Series and Tradition Series homes and a 10-year warranty on its Metropolitan Series and Grand Reserve Series homes. An estimated amount of warranty cost is provided for each home at the date of closing based on historical warranty experience. Warranty expense was $205,000 and $16,000 for the three month period ending on March 31, 2006 and 2005, respectively. Accrued warranty cost was $1,937,000 and $2,864,000 at March 31, 2006 and 2005, respectively.

A reconciliation of the changes in the warranty liability for the three months ended March 31, 2006, is as follows:

	Three Months Ended March 31,
	2006	2005
Balance at the beginning of the period	$2,010,000	$3,175,000
Accruals for warranties issued during the period	307,000	288,000
Changes in accrued warranty estimate	(102,000)	(272,000)
Settlements made (in cash or in kind) during the period	(278,000)	(327,000)

Balance at the end of the period	$1,937,000	$2,864,000

8. Contingencies

On February 21, 2006, a purported class action lawsuit was filed against Dominion Homes Financial Services (“DHFS”). The complaint includes claims breach for contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village of Polaris Park (“VPP”), where the Company has been unable to obtain final U.S. Department of Housing and Urban Development (“HUD”) approval for FHA-insured mortgages. The complaint seeks damages, including actual damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability, and for the defendants’ failure to notify plaintiffs of the status of their mortgages.

On February 21, 2006, a purported class action lawsuit was filed against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations who have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds. The complaint also alleges that the defendants extended credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On February 23, 2006, a similar lawsuit was filed against the Company. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ participation in fraudulent conduct by DHFS related to down payment assistance programs in violation of federal and Ohio law. The complaint seeks monetary damages and attorneys’ fees and costs.

All of the above lawsuits are in the preliminary phase. No determination has been made that any of these cases can be maintained as a class action. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints.

In addition to the foregoing actions, the Company’s mortgage operations are currently under audit by the HUD. On April 27, 2006, the Company received a letter from HUD summarizing the audit findings and providing the Company 60 days to respond to the various matters raised in the letter. The Company believes that the matters raised in the letter represent documentation and underwriting questions with respect to specific loans and that these matters will also be referred to the loan sponsor/underwriter for resolution. In the event that HUD ultimately determines that any of the issues represent significant deficiencies, HUD could request that DHFS or the sponsors provide indemnifications with respect to losses resulting from any loans associated with the findings. In addition, HUD could levy fines on DHFS or impose sanctions which could limit the ability of DHFS to originate federally insured loans. The Company has also received requests for documents and files related to the financing of the Company’s homes at VPP from the Ohio Attorney General. The Company will continue to comply with any additional requests from these and other regulatory agencies.

Due to the uncertainty as to the outcome of the foregoing regulatory matters, management cannot make an estimate of exposure, if any, at this time.

The Company is involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such other legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

9. Land Purchase Commitments

Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which the Company’s obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. At March 31, 2006, the Company had $16,520,000 of cancelable contractual obligations for which the Company had determined that it was reasonably likely that it will complete the land or lot purchase. Of this amount, $1,138,000 relates to good faith deposits on these contracts that are recorded in land and land development costs in the Consolidated Balance Sheet at March 31, 2006. An additional $2,669,000 of related pre-acquisition and due diligence costs are recorded in land and land development costs related to these cancelable contractual obligations. In addition, $1,150,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these cancelable contractual obligations at March 31, 2006.

At March 31, 2006, the Company was in the process of evaluating $10,022,000 of additional cancelable contractual obligations for which it had not yet determined whether it is reasonably likely that it will complete the land or lot purchase. Of this amount, $638,000 relates to good faith deposits on these contracts that are recorded in land and land development costs in the Consolidated Balance Sheet at March 31, 2006. In addition, $707,000 of related pre-acquisition and due diligence costs is recorded in land and land development costs related to these contractual obligations. However, as of March 31, 2006, we have reserved for $901,000 of the $1,345,000 related pre-acquisition costs, due diligence costs and deposits based on management’s assessment of the likelihood of completing the land or lot purchase.

In addition, as a result of the application of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), the Company consolidated $2,489,000 of land subject to option contracts for which the Company is the primary beneficiary at March 31, 2006. Good faith deposits and related due diligence costs on these cancelable contractual obligations were $307,000.

10. Income Taxes

The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. For the quarter ended March 31, 2006, the Company computed its effective tax rate based on the actual results which provides a more accurate provision during periods in which it is likely there will be a significant variability of quarterly earnings. The effective tax rate was 36.4% and 32.8% for the first quarter 2006 and 2005, respectively.

11. Joint Venture Arrangement

On March 31, 2006, the Company, the Company’s mortgage financing services subsidiary (DHFS), Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively “Wells Fargo”) formed a new joint venture, Centennial Home Mortgage, LLC (“Centennial”). DHFS contributed $75,000 in cash and various assets to establish Centennial. Then, pursuant to the Assignment of Interest Agreement between the parties, Wells Fargo paid DHFS $1,838,000 for a 50.1% controlling interest in the joint venture and DHFS retained ownership of the remaining 49.9% of Centennial. A gain of $1,800,000 is recorded on the sale of the investment in Centennial Home Mortgage, LLC in the Consolidated Statement of Operations for the first quarter 2006. DHFS received $938,000 on March 31, 2006 and the remaining $900,000 was received on April 3, 2006. Centennial will operate as a full-service mortgage bank to the Company’s customers and the general public and will be an operating subsidiary of Wells Fargo Bank, N.A. The Company is in the process of exiting the operations of DHFS and expects to have completed the processing of the current pipeline of loan activity by the third quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading builder of high-quality homes in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville and Lexington, Kentucky. Our customer-driven focus targets entry-level and move-up home buyers. We offer a variety of homes that are differentiated by price, size, standard features and available options. Our homes range in price from approximately $100,000 to more than $360,000 and in size from approximately 1,000 to 3,500 square feet.

The Company’s geographic markets have historically been relatively stable markets for new home sales. During 2001 through 2003, new home sales in the Company’s markets were particularly strong and resulted in record sales levels for the Company. Then, during mid-2004, new home sales in our markets began to slow and that trend has continued through March 31, 2006. We believe the primary reasons for this slowdown include a decline in the overall demand for moderately priced homes, a lower level of consumer confidence and slower economic activity in our markets.

First quarter 2006 revenues declined by 33.3% to $61.8 million from the delivery of 315 homes, compared to $92.6 million from the delivery of 478 homes during the same period the previous year. This reduction in revenues directly impacted financial results for the three months ended March 31, 2006, which resulted in a net loss of $3.9 million, or $0.49 per diluted share, compared to net income of $642,000, or $0.08 per diluted share, for the three months ended March 31, 2005.

The decrease in the number of homes delivered impacted our gross profit, which declined by $9.6 million during the first quarter of 2006 compared to the first quarter of 2005. In addition, we faced pricing pressure in our markets, particularly in Columbus, where most homebuilders were offering significant discounts in late 2005 that continued during the first quarter of 2006. Gross profit for the first quarter of 2006 and 2005 was also reduced by $550,000 and $956,000, respectively, for write-offs primarily related to deposits and due-diligence costs incurred for land that we decided not to purchase and net realizable value reserves for land held for sale.

Selling, general and administrative expenses declined by $1.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of reduced headcount and cost savings initiated during late 2005 and early 2006. Interest expense increased by $617,000, principally as a result of higher average borrowings and a higher average interest rate offset by a $380,000 increase in the amount of interest capitalized during the quarter. The increase in average borrowings is attributable to additional land purchases and land development costs primarily incurred during 2005 to develop new phases of existing communities and new communities. The first quarter of 2006 results include a gain of $1.8 million resulting from the sale of a majority interest in a joint venture created by our mortgage financing subsidiary. Our effective tax rate increased to 36.4% for the first quarter of 2006 compared to 32.8% for the first quarter of 2005 primarily due to differences in pretax earnings (loss) for 2006 compared to 2005 and the permanent tax difference in 2005 related to charitable contributions of appreciated property.

During the three months ended March 31, 2006, we sold 475 homes, with a sales value of $89.3 million, compared to 626 homes, with a sales value of $120.8 million, during the three months ended March 31, 2005. Our backlog at March 31, 2006 was 590 sales contracts, with a sales value of $118.2 million, compared to a backlog of 780 sales contracts, with a sales value of $157.8 million, at March 31, 2005. There were 67 active sales communities at March 31, 2006 compared to 62 at March 31, 2005.

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

On March 31, 2006, DHFS, Wells Fargo Bank, N.A., and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”) formed a new joint venture, Centennial Home Mortgage, LLC (“Centennial”). Centennial will operate as a full-service mortgage bank to our customers and the general public. The joint venture, of which Wells Fargo owns 50.1% and we own the remaining 49.9%, will utilize Wells Fargo’s underwriting expertise, quality control practices, software systems, operating policies and training programs. It is intended to give our customers access to a full range of competitively priced products from a nationally recognized and AAA rated mortgage lender and loan servicer. The joint venture will operate as a mortgage bank with its own warehouse credit line to allow more control over the funding and closing process. We expect DHFS to remain in operation at a reduced level for four to six months in order to fully satisfy all commitments to borrowers for loans that have been approved but not funded. We anticipate our share of stabilized joint venture income will be comparable to the contribution that is currently being provided by DHFS.

We do not expect that 2006 will be a profitable year, but we are undertaking numerous initiatives to reduce the expected loss and to position ourselves for future success. During the fourth quarter of 2005, we introduced our new Millennium series of homes that is more upscale, has more options and will appeal to a more affluent home buyer. During the first quarter of 2006, we began selling homes in two new active-adult communities and introduced a modified Independence Series of homes. We continue to remain focused on reducing overhead expenses and land development and land acquisition costs. In the short-term, we remain focused on improving our sales and managing our business operations and inventories to a level consistent with our reduced sales levels.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2006 and beyond to differ materially from those expressed in the forward-looking statements. Certain of these important factors are described in our Annual Report on Form 10-K for the year ended December 31, 2005, and include the following risks and uncertainties:

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

Seasonality and Variability in Quarterly Results

We experience significant seasonality and quarter-to-quarter variability in our homebuilding activity. With the exception of 2004, closings and related revenues have typically increased in the second half of the year. We believe this seasonality reflects the tendency of home buyers to shop for a new home in the spring with the goal of closing in the fall or winter. Weather conditions can also accelerate or delay the scheduling of closings.

The following table sets forth certain data for each of our last eight quarters:

Three Months Ended	Revenues	Closings	Sales Contracts*	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Mar. 31, 2004	$115,672	634	950	1,335
June 30, 2004	$148,181	778	510	1,067
Sept. 30, 2004	$162,623	820	598	845
Dec. 31, 2004	$115,494	605	392	632
Mar. 31, 2005	$92,643	478	626	780
June 30, 2005	$105,207	548	655	887
Sept. 30, 2005	$106,330	549	433	771
Dec. 31, 2005	$111,520	571	230	430
Mar. 31, 2006	$61,785	315	475	590

*	Net of cancellations.

We recognize revenues and cost of real estate sold at the time of closing. “Closings” or “deliveries” occur when ownership has transferred to the home buyer. We include a home in “sales contracts” when a home buyer signs our standard sales contract which requires a deposit and generally has no contingencies other than for purchaser financing or for the sale of an existing home, or both. We include a home in “backlog” when a home buyer signs our standard sales contract, but the closing has not occurred as of the end of the period.

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing; however some cancellations may occur prior to or during the construction process.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended March 31,
	2006		2005
Consolidated Statements of Operations Data (unaudited)
Revenues	100.0%		100.0%
Cost of real estate sold	85.3		79.8

Gross profit	14.7		20.2
Selling, general and administrative	23.9		17.3

Income (loss) from operations	(9.2)		2.9
Gain on sale of investment in Centennial Home Mortgage, LLC	2.9		—
Interest expense	(3.7)		(1.9)

Income (loss) before income taxes	(10.0)		1.0
Provision for income taxes	(3.6)		0.3

Net income (loss)	(6.4	) %	0.7%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	475		626
Closings	315		478
Backlog at period end	590		780
Average sales price of homes closed during the period (in thousands)	$194		$191
Average sales value of homes in backlog at period end (in thousands)	$200		$202
Aggregate sales value of homes in backlog at period end (in thousands)	$118,212		$157,802

First Quarter 2006 Compared to First Quarter 2005

Revenues. Our revenues for the first quarter of 2006 were $61.8 million from the delivery of 315 homes, compared to $92.6 million from the delivery of 478 homes during the same period the previous year. The average delivery price of homes during the first quarter of 2006 increased slightly to $193,800 compared to $191,500 for the first quarter of 2005. Sales price increases were partially offset by an increase in the use of sales discounts on inventory homes and in certain subdivisions.

First quarter 2006 revenues include fee revenue from our mortgage financing services subsidiary of $724,000 compared to $1.1 million for the first quarter of 2005. This decrease in fee revenue is principally due to lower first quarter 2006 closings. We provided mortgage financing services to 208, or approximately 66%, of our home buyers during the first quarter of 2006 compared to 330, or approximately 69%, of our home buyers during the first quarter of 2005.

Gross Profit. Our gross profit margin for the first quarter of 2006 was 14.7% compared to 20.2% for the first quarter of 2005. The decrease was partially a result of selective discounts to selling prices in response to slowing demand. In comparison to the first quarter of 2005, during the first quarter of 2006, lot costs increased by 0.8%, direct house costs increased by 3.4% and other components of cost of real estate sold increased by 1.3%. The other components of cost of real estate sold for the first quarter of 2006 and 2005 include write-offs primarily related to deposits and due-diligence costs incurred for land that we decided not to purchase and net realizable value reserves for land held for sale of $550,000 and $956,000, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $14.8 million for the three months ended March 31, 2006 compared to $16.0 million for the three months ended March 31, 2005, principally as a result of continued attention to decreasing all overhead components, including headcount, to better align our operations with the current sales pace. As a percentage of revenues, selling general and administrative expenses were 23.9% and 17.3% for the first quarter 2006 and 2005, respectively.

Interest Expense. Our interest expense was $2.3 million for the first quarter of 2006 compared to $1.7 million for the first quarter of 2005. The increase is due to having higher average borrowings outstanding and a higher average borrowing interest rate, offset by $380,000 more interest capitalized during the first quarter of 2006 than the first quarter of 2005. Our average revolving line of credit borrowings outstanding increased to $212.7 million for the first quarter of 2006 compared to $200.0 million for the first quarter of 2005 due to increased investment in land and land development. In addition, the weighted average borrowing rate for 2006, excluding amortization of bank fees, increased to 6.5% from 4.8% for the first quarter of 2005.

Gain on Sale of Investment. In connection with our formation of a joint venture with Wells Fargo Bank, N.A., that would operate as a mortgage bank for our customers and the general public, we transferred the assets of DHFS to Centennial Home Mortgage, LLC and then sold a 50.1% interest in Centennial Home Mortgage, LLC to an affiliate of Wells Fargo, which sale generated a gain of $1.8 million during the first quarter of 2006.

Provision (Benefit) for Income Taxes. Our income tax benefit for the first quarter of 2006 was $2.2 million compared to income tax expense of $313,000 for the first quarter of 2005. The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. For the quarter ended March 31, 2006, the Company computed its effective tax rate based on actual results, which provides a more accurate provision during periods in which it is likely there will be a significant variability of quarterly earnings. The provision for income taxes for the three months ended March 31, 2006 and 2005 reflects an effective income tax rate of 36.4% and 32.8%, respectively. The increase is primarily due to differences in pre-tax earnings (loss) for 2006 compared to 2005 and the permanent tax difference in 2005 related to charitable contribution of appreciated property.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and our investment in land. We expect the cash flow from our sales in backlog, proceeds from the sale of land and developed lots and funds from our Senior Unsecured Revolving Credit Facility (the “Facility”) to allow us to meet our short-term cash obligations. The primary reason that we could require additional capital are operating deficits, expansion in our existing markets, expansion into new markets or purchase of a home building company.

On March 30, 2006, the Company and the participant banks in our Facility amended the Facility to, among other things, decrease the amount of the Facility, change the borrowing base limitations, revise various financial covenants, impose additional business restrictions and secure borrowings under the Facility by liens on substantially all of the Company’s assets, including real estate. The amount of the Facility was reduced from $300 million to $240 million at the closing of the amendment and will subsequently be reduced to $225 million as of September 30, 2006 and to $200 million as of December 31, 2006 and thereafter. Our outstanding borrowings under the Facility were approximately $215 million at March 31, 2006.

We have slowed the acquisition of additional land and delayed the commencement of construction activities for land not already in the development process. We have also identified various land parcels and developed lots that are being offered for sale and these are classified as land held for sale at March 31, 2006. We will continue to evaluate our land holdings and expect that we will identify additional excess inventory that will be offered for sale. We believe that by limiting our land acquisition and development activities, selling raw land and developed lots and reducing our developed lot inventories through the sale of new homes, we will be able to significantly reduce our total investment in land inventories during 2006 and apply a significant portion of the proceeds toward reducing outstanding borrowings under the Facility. The terms of the Facility require us to pay an unused commitment fee on the difference between the total amount of the Facility and the outstanding obligations under the Facility. In order to minimize the amount of the unused commitment fee, we elected to reduce the total amount of the Facility during 2006 in accordance with our planned reduction in outstanding borrowings.

The Facility amendment includes the revision of certain financial covenants. The tangible net worth requirement has been increased to $175 million as of March 31, 2006. The maximum allowable leverage ratio has been reduced from 2.25 to 2.00 at June 30, 2006 and to 1.75 at December 31, 2006. The ratio of uncommitted land to consolidated tangible net worth has been reduced from a maximum of 1.90 at December 31, 2005 to 1.75 at March 31, 2006, 1.70 at September 30, 2006 and 1.55 at December 31, 2006. The minimum interest coverage ratio has been decreased from 1.90 at December 31, 2005 to 1.30 at March 31, 2006, 0.80 at

June 30, 2006, 0.60 at September 30, 2006 and December 31, 2006 and 1.00 at March 31, 2007. Additional fee tiers have also been included that will be applicable when interest coverage is less than 1.75. The amendment includes a limitation on the total value of developed unsold lots and lots under development of $160 million at March 31, 2006, $155 million at June 30, 2006, $150 million at September 30, 2006 and $145 million at December 31, 2006 and thereafter.

The definition of the borrowing base calculation has been revised in the amendment and we have agreed to grant a lien on substantially all of our assets, including our real estate, as collateral for the Facility. We believe that the amendment allows us to execute our 2006 plan to reduce land inventories and reduce outstanding debt. The Facility is currently scheduled to expire in May 2007. We expect to resume negotiations with our lender group in the latter half of 2006 and anticipate that, prior to December 31, 2006, we will execute either an extension of the Facility or put in place a new credit facility.

Sources and Uses of Cash for the First Three Months of 2006 Compared to the First Three Months of 2005

For the three months ended March 31, 2006, we used $9.7 million of cash to fund our operations. Significant items that contributed to this included a decrease of $5.9 million in accrued liabilities due to the payment of bonuses, and other items that were accrued at December 31, 2005 and a decrease of $4.2 million in accounts payable as a result of our reduced land development activities. The net decrease in our real estate inventories provided cash of $77,000 which partially offset the above cash outflows. Our financing activities provided $9.9 million of cash, almost all of which was provided by borrowings under our Facility.

During the first three months of 2005, operations generated cash flow of approximately $1.7 million. Real estate inventories provided cash flows of approximately $2.4 million and the sale of property and equipment provided cash flow from investing activities of $587,000 after the purchase of new property and equipment of $253,000.

Real Estate Inventories

Our real estate inventories at March 31, 2006 decreased $4.5 million to $421.8 million compared to $426.3 million at December 31, 2005. Real estate inventories include land and land development costs, homes under construction, land held for sale and other building materials. As of March 31, 2006, land and land development costs decreased to $309.0 million from $323.6 million as of December 31, 2005, homes under construction increased to $94.1 million from $87.0 million on December 31, 2005 and other building material inventories decreased to $3.1 million from $3.2 million as of December 31, 2005. At March 31, 2006, land held for sale was $15.6 million, compared to $12.5 at December 31, 2005.

We generally do not purchase land for resale. However, when land that we own no longer fits into our development plans, we offer this land for sale, primarily to other homebuilders and commercial developers.

We attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next four to six years. Based on the 2,146 homes delivered in 2005, our land inventories represented an 8.1 year supply at March 31, 2006. At March 31, 2006, we owned lots or land that we estimate could be developed into approximately 15,318 lots, including 1,895 lots in Kentucky. Included in the 15,318 lots are 538 lots that we have determined no longer fit into our sales plans and that we are offering for sale to other homebuilders or commercial developers.

At March 31, 2006, we controlled, through option agreements or contingent contracts, land that we estimate could be developed into approximately 1,993 additional lots, including 200 lots in Kentucky. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we control. The option agreements that we determined were more than likely to have the contingencies satisfied expire at various dates through 2009. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

The following table sets forth an estimate of our land inventory as of March 31, 2006 and includes only land that we control under option agreements and contingent contracts and that has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Total Estimated Lots
Land we own:
Central Ohio	1,685	1,076	10,228	12,989
Kentucky	317	440	1,044	1,801
Land we control:
Central Ohio	—	—	1,793	1,793
Kentucky	—	—	200	200
Held for sale:
Central Ohio	—	—	434	434
Kentucky	—	46	48	94

Total Land Inventory	2,002	1,562	13,747	17,311

Our total estimated lots at March 31, 2006 is a 13.9% decrease from the total estimated lots at March 31, 2005. At March 31, 2006, we had 222 inventory homes, including 32 in Kentucky, in various stages of construction, representing an aggregate investment of $26.8 million, compared to 298 single-family inventory homes, including 28 in Kentucky, in various stages of construction, representing an aggregate investment of $26.7 million, at March 31, 2005. We do not include inventory homes in our number of sales or reported backlog.

Contractual Obligations

Note Payable, Banks. On December 3, 2003, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) that terminates on May 31, 2007.

On March 30, 2006, we entered into an amendment of the Facility with the participating banks that, among other things, reduced the revolving credit limit, changed the borrowing base limitations, revised various financial covenants (including the minimum interest coverage ratio), imposed on us addition business restrictions and secured our borrowings under the Facility by liens on substantially all of our assets, including our real estate.

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

For a more detailed description of the Facility, including restrictions it imposes on our business activities, see Note 6, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio, which ranges from 1.75% to 3.25%, and is determined quarterly. The margin was 2.50% for the three months ended March 31, 2006. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. At March 31, 2006, we had fixed the interest rate on $120.0 million of our outstanding borrowings. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of this Report.

Seller Financing. From time to time, we purchase land with seller financing. As of March 31, 2006, we held land for development that was partially financed with term debt that had an outstanding aggregate balance of approximately $9.3 million at interest rates ranging from 5.0% to 7.5%.

Capital and Operating Leases. We believe the best use of our Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are also financed through operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and related obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. We did not have any capital lease obligations outstanding at March 31, 2006. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was approximately $10.9 million at March 31, 2006. For further information on our leases, see Note 8, Operating Lease Commitments, and Note 11, Related Party Transactions, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Land Purchase Commitments. On March 31, 2006 we did not have any contractual obligations to purchase residential lots or unimproved land, however, we did have cancelable obligations pursuant to option agreements or contingent contracts. The following is a summary of our contractual obligations at March 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Contractual obligations:
Note payable, banks (a)	$215,424	$—	$215,424	$—	$—
Term debt	9,300	811	1,622	5,242	1,625
Operating leases	10,907	2,943	3,331	1,459	3,174

Total contractual cash obligations	$235,631	$3,754	$220,377	$6,701	$4,799

(a)	The interest obligation associated with the note payable, banks will be based upon the outstanding principal of this line of credit and the related variable rate of interest through its maturity date of May 31, 2007 (see Note 4 to the Consolidated Financial Statements for more details).

Off-balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are liable for performance bonds of $47.1 million and irrevocable letters of credit of $7.3 million at March 31, 2006. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. From time to time, we selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of distributing developed lots to the partners in the joint venture. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interest. We receive our percentage interest in the lots developed in the form of capital distributions. At March 31, 2006, we had ownership interests in seven active joint ventures with ownership interests ranging from 33% to 50%. These joint ventures generally do not hold debt securities, except for seller requested financing arrangements upon purchasing the land for the joint ventures. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which may qualify as variable interest entities. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have determined that certain of these contracts are with variable interest entities and that we are the primary beneficiary, as defined in FIN 46R, of $2.5 million and $6.3 million of land subject to option contracts or contingent purchase contracts at March 31, 2006 and December 31, 2005, respectively. These contracts were consolidated in our Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 even though we do not have legal title to the land subject to these contracts. Our exposure to loss on these contracts is limited to non-refundable option deposits, letters of credit and due diligence expenses, which were $300,000 at March 31, 2006.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. At March 31, 2006, we had $16.5 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. Our good faith deposits and related due diligence costs on these contracts were $3.8 million at March 31, 2006. In addition, $1.2 million of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at March 31, 2006. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under the Facility.

We are in the process of evaluating $10.0 million of additional cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. Good faith deposits and related due diligence costs on these contracts were $1.3 million at March 31, 2006. Good faith deposits and related due diligence costs are normally charged to earnings when we determine the purchase of the land or lots will not be completed. However, as of March 31, 2006, we had reserved for $900,000 of the $1.3 million of good faith deposits and related due diligence costs based on management’s assessment of the likelihood of completing the land or lot purchase.

The following is a summary of our commercial commitments under off-balance sheet arrangements at March 31, 2006 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Commercial commitments:
Letters of credit	$7,312	$2,636	$4,676	$—	$—
Performance bonds	47,150	44,112	2,828	210	—
Cancelable land contracts	15,382	6,504	5,578	3,300	—

Total commercial commitments	$69,844	$53,252	$13,082	$3,510	$—

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

Recently Issued Accounting Pronouncements

As of January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment (“FAS 123R”), which revises FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123R applies to all new awards granted, all awards modified, repurchased, or cancelled after the required effective date, and to the unvested portion of previously granted awards outstanding as of the required effective date. FAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company has elected to apply the modified prospective approach for existing share-based payment awards outstanding at the date of adoption. This method requires the Company to value stock option and non-vested share awards granted prior to the adoption of FAS 123R under the fair value method and recognize expense for the unvested portion of awards over the remaining vesting period. The Company recognized compensation expense related to these awards of $274,000 during the first quarter of 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, we were a party to eleven interest rate swap contracts with an aggregate notional amount of $120.0 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate amounts calculated by reference to an agreed notional amount. Our current intention is to maintain a range of approximately 40% to 60% of our debt at a fixed interest rate through the use of interest rate swaps. However, market conditions and timing affect the Company’s ability to maintain this balance between fixed and variable interest rates. Therefore at any time, this percentage may be more or less depending on specific circumstances. At March 31, 2006, our level of fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was approximately 56%. We do not enter into derivative financial instrument transactions for speculative purposes. The swap contracts are more fully described below:

Notional Amount	Start Date	Maturity Date	Fixed Rate*
10,000,000	Oct. 24, 2003	Oct. 2, 2006	2.85%
10,000,000	Oct. 24, 2003	Jan. 2, 2007	2.87%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.47%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.51%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 9, 2003	Apr. 3, 2008	3.01%
10,000,000	May 9, 2003	May 3, 2008	3.04%
10,000,000	Sept. 8, 2004	Aug. 31, 2008	3.74%
10,000,000	Sept. 8, 2004	Sept. 9, 2008	3.74%
20,000,000	Apr. 15, 2005	June 30, 2009	4.45%

$120,000,000

*	Does not reflect a variable rate margin that ranges from 1.75% to 3.25% and was 2.50% at March 31, 2006.

The following table presents descriptions of the financial instruments and derivative instruments that we held at March 31, 2006. For the liabilities, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 3.25%. Cash flows for interest on $120.0 million of variable rate liabilities that are subject to interest rate derivatives are the contractual average fixed pay rate plus the variable margin (2.50% at March 31, 2006 and 2.0% at December 31, 2005). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The notional amount of the variable rate liabilities eligible to be fixed with interest rate swaps was $205.0 million at March 31, 2006 and at December 31, 2005. The remaining variable rate liabilities at March 31, 2006 and December 31, 2005 of $10.0 million and $0, respectively, are based on the prime rate rather than LIBOR. The fair value of the derivatives at March 31, 2006 and December 31, 2005 was an asset of $3.1 million and $2.7 million, respectively. We do not expect a gain to be realized from the $3.1 million asset because we expect to retain the swap contracts to maturity. All dollar amounts in the following table are in thousands.

					TOTAL
	2006	2007	2008	2009	March 31, 2006	Dec. 31, 2005
Liabilities
Variable rate		$215,424			$215,424	$205,240
Average interest rate*					6.93%	5.29%

Interest Rate Derivatives
Notional amount	$120,000	$110,000	$60,000	$20,000	$120,000	$120,000
Average pay rate	3.31%	3.35%	3.74%	4.45%	3.31%	3.21%
Average receive rate	4.57%	4.57%	4.60%	4.53%	4.57%	3.34%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 21, 2006, a purported class action lawsuit was filed against Dominion Homes Financial Services (“DHFS”). The complaint includes claims breach for contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village of Polaris Park (“VPP”), where the Company has been unable to obtain final U.S. Department of Housing and Urban Development (“HUD”) approval for FHA-insured mortgages. The complaint seeks damages, including actual damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability, and for the defendants’ failure to notify plaintiffs of the status of their mortgages.

On February 21, 2006, a purported class action lawsuit was filed against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations who have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds. The complaint also alleges that the defendants extended credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On February 23, 2006, a similar lawsuit was filed against the Company. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ participation in fraudulent conduct by DHFS related to down payment assistance programs in violation of federal and Ohio law. The complaint seeks monetary damages and attorneys’ fees and costs.

All of the above lawsuits are in the preliminary phase. No determination has been made that any of these cases can be maintained as a class action. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints.

In addition to the foregoing actions, the Company’s mortgage operations are currently under audit by the HUD. On April 27, 2006, the Company received a letter from HUD summarizing the audit findings and providing the Company 60 days to respond to the various matters raised in the letter. The Company believes that the matter raised in the letter represent documentation and underwriting questions with respect to specific loans and that these matters will also be referred to the loan sponsor/underwriter for resolution. In the event that HUD ultimately determines that any of the issues represent significant deficiencies, HUD could request that DHFS or the sponsors provide indemnifications with respect to losses resulting from any loans associated with the findings. In addition, HUD could levy fines on DHFS or impose sanctions which could limit the ability of DHFS to originate federally insured loans. The Company has also received requests for documents and files related to the financing of the Company’s homes at VPP from the Ohio Attorney General. The Company will continue to comply with any additional requests from these and other regulatory agencies.

Due to the uncertainty as to the outcome of the foregoing regulatory matters, management cannot make an estimate of exposure, if any, at this time.

We are involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of our management, none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

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

In particular, a substantial number of our home buyers use down payment assistance programs, which allow home buyers to receive gift funds from non-profit corporations to be used as a down payment. At one time, the Department of Housing and Urban Development (“HUD”) proposed rules which would have prohibited the use of gift fund programs in conjunction with government-insured mortgage loans. HUD subsequently withdrew these proposed rules, but has continued to increase its regulation of gift fund programs. Recently, the Internal Revenue Service (“IRS”) issued a ruling challenging the tax exempt status of non-profit corporations that provide down payment assistance which are funded largely by homebuilders and sellers. The ruling may limit the ability of certain non-profit corporations to fund down payment assistance programs for government-insured mortgage loans. If, as a result of the IRS ruling, or regulatory or other action, certain of the gift fund programs that our customers utilize would no longer be available to them, we would expect to work to provide other financing alternatives, and seek out different down payment programs for our customers that meet HUD and IRS guidelines. There can be no assurance, however, that any such alternative programs would be as attractive to our customers as the programs offered today and that our sales would not suffer. We currently are the subject of two purported class action lawsuits that challenge our participation in gift fund programs. See Part II—Item 1, “Legal Proceedings” of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

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

DOMINION HOMES, INC.
(Registrant)

Date: May 9, 2006	By:	/s/ Douglas G. Borror
Douglas G. Borror
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2006	By:	/s/ William G. Cornely
William G. Cornely
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A filed April 30, 2003 (File No. 0-23270).

10.1	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated March 30, 2006, among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed thereon.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 30, 2006 (File No. 0-23270).

10.2	Security Agreement dated March 30, 2006 among Dominion Homes, Inc. the other Grantors named therein, The Huntington National Bank, as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 30, 2006 (File No. 0-23270).

10.3	Employment Agreement with William G. Cornely.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2006 (File No. 0-23270).

10.4	Restricted Share Agreement with William G. Cornely.	Incorporate by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 7, 2006 (File No. 0-23270).

10.5	Form of Notice of Eligibility and Participation Agreement for Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.6	2006 Incentive Compensation Program for Jeffrey Croft	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.7	2006 Incentive Compensation Program for William G. Cornely.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.8	2006 Incentive Compensation Program for David S. Borror.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.9	Limited Liability Company Contribution and Subscription Agreement dated March 31, 2006 between Dominion Homes Financial Services, Ltd. and Centennial Home Mortgage, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 31, 2006 (File No. 0-23270).

10.10	Assignment of Interest dated March 31, 2006 between Dominion Homes Financial Services, Ltd. and Wells Fargo Ventures, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 31, 2006 (File No. 0-23270).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.