Form 10-Q
period 2006-06-30
DOMINION HOMES INC
filed 2006-08-08
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Number of common shares outstanding as of July 31, 2006: 8,498,660

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	June 30, 2006 (unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$705	$3,554
Accounts receivable:
Due from financial institutions for residential closings	1,620	3,941
Other	1,614	948
Real estate inventories:
Land and land development costs	300,592	323,594
Homes under construction	84,135	86,980
Land held for sale	17,567	12,481
Other	3,358	3,220

Total real estate inventories	405,652	426,275

Prepaid expenses and other	14,499	8,792
Deferred income taxes	1,044	1,485
Property and equipment, at cost	14,435	15,317
Less accumulated depreciation	(8,879)	(8,755)

Total property and equipment	5,556	6,562

Total assets	$430,690	$451,557

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$8,222	$11,465
Deposits on homes and land under contract	1,506	1,483
Accrued liabilities	17,962	28,536
Note payable, banks	207,628	205,240
Term debt	9,300	9,300

Total liabilities	244,618	256,024

Commitments and contingencies

Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,827,311 shares issued and 8,494,765 shares outstanding on June 30, 2006 and 8,565,261 shares issued and 8,244,715 shares outstanding on December 31, 2005	62,981	63,851
Deferred compensation	(27)	(901)
Retained earnings	123,919	133,792
Accumulated other comprehensive income	2,085	1,677
Treasury stock, at cost (332,546 shares at June 30, 2006 and 320,546 shares at December 31, 2005)	(2,886)	(2,886)

Total shareholders’ equity	186,072	195,533

Total liabilities and shareholders’ equity	$430,690	$451,557

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$75,835	$105,207	$137,620	$197,850
Cost of real estate sold	68,310	82,830	121,021	156,779

Gross profit	7,525	22,377	16,599	41,071
Selling, general and administrative	13,467	17,244	28,240	33,292

Income (loss) from operations	(5,942)	5,133	(11,641)	7,779
Gain on sale of investment	—	—	1,800	—
Interest expense	(2,568)	(1,873)	(4,876)	(3,564)

Income (loss) before income taxes	(8,510)	3,260	(14,717)	4,215

Provision for income taxes	(2,583)	741	(4,844)	1,054

Net income (loss)	$(5,927)	$2,519	$(9,873)	$3,161

Earnings (loss) per share
Basic	$(0.73)	$0.31	$(1.22)	$0.39

Diluted	$(0.73)	$0.31	$(1.22)	$0.39

Weighted average shares outstanding
Basic	8,114,174	8,054,648	8,104,494	8,049,844

Diluted	8,114,174	8,203,815	8,104,494	8,206,933

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Liability	Trust Shares
Balance, December 31, 2005	$63,851	$81	$(982)	$133,792	$1,677	$(2,886)	$195,533

Net loss	—	—	—	(9,873)	—	—	(9,873)

Unrealized hedging gain, net of deferred taxes of ($184)	—	—	—	—	408	—	408

Comprehensive loss							(9,465)

Shares awarded	21	—	—	—	—	—	21

Exercise of stock options	24	—	—	—	—	—	24

Stock based compensation benefit	(47)	—	—	—	—	—	(47)

Unearned compensation reclass as of FAS 123R adoption date	(868)	868	—	—	—	—	—

Deferred compensation	—	(129)	135	—	—	—	6

Balance, June 30, 2006	$62,981	$820	$(847)	$123,919	$2,085	$(2,886)	$186,072

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(9,873)	$3,161
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,678	1,729
Amortization of unearned compensation	(47)	225
Net loss on impaired real estate inventories	2,695	2,398
Gain on sale of land	(456)	(824)
Gain on sale of investment in Centennial Home Mortgage, LLC	(1,800)	—
Loss on disposal of fixed assets	74	161
Issuance of common shares for compensation	21	35
Deferred income taxes	256	1,052
Changes in assets and liabilities:
Accounts receivable	1,829	(898)
Real estate inventories	11,800	(20,324)
Prepaid expenses and other	(4,418)	(1,412)
Accounts payable	(3,243)	9,957
Deposits on homes and land under contract	23	772
Accrued liabilities	(4,130)	(5,918)

Net cash used in operating activities	(5,591)	(9,886)

Cash flows from investing activities:
Purchase of property and equipment	(948)	(1,189)
Proceeds from sale of property	549	840
Proceeds from sale of investment in Centennial Home Mortgage, LLC	1,838	—
Investment in Centennial Home Mortgage, LLC	(75)	—

Net cash provided by (used in) investing activities	1,364	(349)

Cash flows from financing activities:
Payments on note payable banks	(64,100)	(45,839)
Proceeds from note payable banks	66,488	57,850
Payments on term debt	—	(455)
Payments of financing fees	(1,034)	(100)
Payments on capital lease obligations	—	(471)
Proceeds from issuance of common shares	24	37

Net cash provided by financing activities	1,378	11,022

Net change in cash and cash equivalents	(2,849)	787
Cash and cash equivalents, beginning of period	3,554	6,710

Cash and cash equivalents, end of period	$705	$7,497

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$6,381	$3,411

Income taxes paid	$275	$2,278

Land acquired by seller financing	$—	$3,619

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

The Company reclassified the recognition of previously capitalized interest related to land development and home construction costs from interest expense to cost of real estate sold. The reclassifications increased cost of real estate sold and decreased interest expense by approximately $1,054,000 and $1,919,000 for the three and six months ended June 30, 2005. The reclassifications had no effect on net income and were made to reflect recent reporting changes made within the homebuilding industry.

2.	Share-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock option and restricted share awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As a result, no compensation cost was previously recognized for stock option awards granted to employees because all stock option awards granted have exercise prices equal to the market value of the underlying common shares of the Company on the grant date. Compensation cost related to restricted share awards was determined at the date of grant and adjusted for changes in the fair value of the restricted shares until the performance criteria, if applicable, was met. The fair value of the restricted share awards was recorded as unearned compensation expense, a reduction of shareholders’ equity, and amortized on a straight-line basis over the vesting period.

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

The following table illustrates the pro-forma effects on net income and earnings per share as if the Company had accounted for share-based compensation using the fair value method, as required by FAS 123R, for the three months and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$2,519,000	$3,161,000
Add: stock based compensation expense included in reported net income, net of related tax effects	172,000	169,000
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	(421,000)	(492,000)

Pro forma net income	$2,270,000	$2,838,000

Earnings per share
Basic as reported	$0.31	$0.39
Basic pro forma	$0.28	$0.35
Diluted as reported	$0.31	$0.39
Diluted pro forma	$0.28	$0.35

The Company uses the Black-Scholes model to value its new stock option award grants under FAS 123R. Non-vested share awards granted to employees are valued based on the market price of the Company’s common shares on the date of grant. In addition, the Company estimates forfeitures in calculating the compensation expense related to all share-based payment awards. Compensation cost arising from stock option and non-vested share awards granted to employees is recognized as expense using the straight-line method over the vesting period. In addition, FAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. No such benefits were recorded during the first six months of 2006.

As indicated, the fair value of new stock option award grants is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s shares. The Company uses historical data to estimate stock option exercise and the period of time that stock options are expected to be outstanding. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve at the time of stock option grant.

	2006	2005	2004
Expected volatility	59%	168%	70%
Expected dividends	0%	0%	0%
Expected term (in years)	8	8	5
Risk-free rate	5.02%	4.20%	3.50%

A summary of the Company’s stock options outstanding as of June 30, 2006 and changes during the periods then ended is presented below:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
Options:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	102,000	$22.00	136,333	$21.85
Granted	12,500	$10.57	12,500	$10.57
Cancelled or forfeited	(4,000)	$24.26	(33,333)	$24.25
Exercised	—	$—	(5,000)	$4.75

Outstanding at end of period	110,500	$20.63	110,500	$20.63

Exercisable options	83,100	$20.83	83,100	$20.83
Unvested options	27,400	$20.00	27,400	$20.00

Outstanding at end of period	110,500	$20.63	110,500	$20.63

As of June 30, 2006, there was $248,000 of unrecognized compensation cost related to 27,400 unvested stock options outstanding. Valuations of the options granted and exercised during the three months and six months ended June 30, 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$10.57	$14.48	$10.57	$14.48
Intrinsic value of stock options exercised	—	$11,000	$26,000	$173,000

A summary of the weighted average remaining contractual term and intrinsic value of options outstanding and exercisable as of June 30, 2006 is presented below:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at period end	8.03	$—
Options exercisable at period end	7.90	$—

A summary of the Company’s non-vested restricted share awards outstanding as of June 30, 2006 and changes during the periods then ended is presented below:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
Non-vested Restricted Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	320,000	$15.26	152,000	$21.69
Granted	100,000	$10.57	280,000	$10.47
Forfeited	(25,000)	$10.42	(37,000)	$14.89
Vested	(30,000)	$10.27	(30,000)	$10.27

Outstanding at end of period	365,000	$14.72	365,000	$14.72

As of June 30, 2006, there was approximately $1,054,000 of total unrecognized compensation cost related to non-vested restricted share awards outstanding. That cost is expected to be recognized over a weighted average period of 2.7 years. Unearned compensation is included in common shares in the Consolidated Balance Sheet as of the FAS 123R adoption date. The total fair value of shares vested during 2006 was approximately $315,000.

A summary of the Company’s total share-based compensation expense (benefit) for the three months and six months ended June 30, 2006 is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Vesting of stock option awards	$107,000	$125,000
Vesting of restricted share awards	207,000	517,000
Forfeiture of restricted share awards	(19,000)	(73,000)
Reversal of previously recognized share-based compensation expense	(616,000)	(616,000)

Share-based compensation benefit	(321,000)	(47,000)
Income tax expense related to share-based compensation awards	331,000	231,000

Total share-based compensation expense, net of tax	$10,000	$184,000

During the second quarter 2006, the Company reversed previously recognized share-based compensation expense of $616,000 related to restricted share awards for which the Company determined the restrictions were not probable of achievement.

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

The summary of the total interest is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest incurred	$4,071,000	$2,959,000	$7,795,000	$5,686,000
Interest capitalized	(1,503,000)	(1,086,000)	(2,919,000)	(2,122,000)

Interest expensed directly	$2,568,000	$1,873,000	$4,876,000	$3,564,000

Capitalized interest, beginning of period	$5,727,000	$4,769,000	$5,007,000	$4,598,000
Interest capitalized	1,503,000	1,086,000	2,919,000	2,122,000
Capitalized interest charged to cost of real estate sold	(962,000)	(1,054,000)	(1,658,000)	(1,919,000)

Capitalized interest, end of period	$6,268,000	$4,801,000	$6,268,000	$4,801,000

4.	Note Payable, Banks

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

As of June 30, 2006, the Company was in compliance with all of the financial covenants of the Facility and had $937,000 available to borrow under the Facility, after adjustment for borrowing base limitations. However, as a result of lower than expected sales in the first and second quarter of 2006, the Company believes that it is unlikely that it will be able to satisfy the ratio of uncommitted land to consolidated tangible net worth covenant in the Facility at December 31, 2006, and the minimum interest coverage ratio covenant at September 30, 2006 and December 31, 2006. The failure to satisfy these covenants would constitute a breach of, and potentially a default under, the Facility. The Company is pursuing measures to avoid a default under the Facility and to execute its 2006 plan to reduce land inventories and outstanding debt. These measures include aggressively pursuing land sales, negotiating waivers or amendments with our existing bank group, and exploring alternative sources of financing. The Company is currently in negotiations with its bank group to either execute an extension of the Facility or enter into a new facility by December 31, 2006. Note payable, banks includes outstanding borrowings of $204,100,000 and $205,000,000 at June 30, 2006 and December 31, 2005, respectively.

For a more detailed description of the Facility, see Note 6, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

5.	Derivative Instruments and Hedging Activities

The Company has entered into various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on approximately $120,000,000 of outstanding debt at June 30, 2006. The Company has designated and accounted for the interest rate swap agreements as cash flow hedges as described in Note 9, Derivative Instruments and Hedging Activities, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

At June 30, 2006 and December 31, 2005, the Company had assets related to the interest rate swap agreements of $3,288,000 and $2,696,000, respectively. These assets are included in prepaid expenses and other in the Consolidated Balance Sheets. For the six months ended June 30, 2006, the Company recorded other comprehensive income of $408,000, net of tax, related to the increase in the value of the interest rate swap agreements.

During the three and six month periods ended June 30, 2006 and 2005, all interest rate swap agreements were considered effective hedges and there were not any gains or losses recognized in earnings for hedge ineffectiveness.

The weighted average fixed interest rate on interest rate swaps outstanding at June 30, 2006 of 3.31% does not reflect a variable margin that the Company pays to the lender based on the Company’s interest coverage ratio, as defined in the Facility. The variable margin ranges from 1.75% to 3.25% and is determined quarterly. The variable margin was 2.50% for the first and second quarters of 2006.

6.	Earnings (Loss) per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares - basic	8,114,174	8,054,648	8,104,494	8,049,844
Common share equivalents	—	149,167	—	157,089

Weighted average shares - diluted	8,114,174	8,203,815	8,104,494	8,206,933

Common share equivalents include stock options and restricted common shares. Restricted common shares are included in common share equivalents when performance contingencies are achieved.

The effect of dilutive restricted shares and stock options is excluded from common share equivalents for the three and six months ended June 30, 2006 in accordance with FAS 128, based upon the pretax loss for the three and six month periods then ended. As of June 30, 2005, there were 60,000 restricted shares for which the performance contingencies had not been achieved and which were excluded from each of the three and six months diluted earnings per share calculations. As of June 30, 2005, there were 183,000 and 180,500 stock options which were antidilutive and which were excluded from the three months and six months diluted earnings per share calculations, respectively.

7.	Warranty Costs

The Company provides a two-year warranty covering the roof, windows, doors and all mechanical elements of its homes, including the heating, plumbing and electrical systems. The Company also offers a 30-year warranty covering all major structural components in its Millennium Series, Independence Series and Tradition Series homes and a 10-year structural warranty on its Metropolitan Series and Grand Reserve Series homes. The Company initially provides an estimated amount of warranty cost for each home at the date of closing based on historical warranty experience. Factors that affect the Company’s warranty liability include the number of homes closed, historical warranty claims and cost per claim. Warranty expense (income) was $494,000 and ($103,000) for the three month period ending on June 30, 2006 and 2005, respectively. Accrued warranty cost was $1,942,000 and $2,326,000 at June 30, 2006 and 2005, respectively.

A reconciliation of the changes in the warranty liability for the three months ended June 30, 2006, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at the beginning of the period	$1,937,000	$2,864,000	$2,010,000	$3,175,000
Net change for warranties reserved and changes in estimates during the period	494,000	(103,000)	699,000	(87,000)
Settlements made (in cash or in kind) during the period	(489,000)	(435,000)	(767,000)	(762,000)

Balance at the end of the period	$1,942,000	$2,326,000	$1,942,000	$2,326,000

8.	Contingencies

On February 21, 2006, a purported class action lawsuit was filed against Dominion Homes Financial Services (“DHFS”). The complaint includes claims for breach for contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village of Polaris Park (“VPP”), where the Company has been unable to obtain final U.S. Department of Housing and Urban Development (“HUD”) approval for FHA-insured mortgages. The complaint seeks damages, including actual damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability, and for the defendants’ failure to notify plaintiffs of the status of their mortgages.

On February 21, 2006, a purported class action lawsuit was filed against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations who have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds. The complaint also alleges that the defendants extended credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiff’s claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claims for rescission under the OCSPA.

On February 23, 2006, a similar lawsuit was filed against the Company. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ participation in fraudulent conduct by DHFS related to down payment assistance programs in violation of federal and Ohio law. The complaint seeks monetary damages and attorneys’ fees and costs.

All of the above lawsuits are in the preliminary discovery phase. No determination has been made that any of these cases can be maintained as a class action. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints.

In addition to the foregoing actions, the Company’s mortgage operations were recently subjected to review by HUD. On July 18, 2006, the Company received a letter from HUD stating that HUD accepted DHFS’s revised Quality Control Plan and closed that matter. In addition, HUD accepted the information supplied by DHFS with respect to all remaining open items under review and indicated that a further response by DHFS on these findings was not required. On July 19, 2006, the Company received a letter from HUD indicating that they had completed their review of the Company’s Kentucky operations and closed the review with no issues raised. The Company has also received requests for documents and files related to the financing of the Company’s homes at VPP from the Ohio Attorney General. The Company will continue to comply with any additional requests from these and other regulatory agencies. Due to the uncertainty as to the outcome of the foregoing matters, management cannot make an estimate of exposure, if any, at this time.

The Company is involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such other legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

9.	Land Purchase Commitments

Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which the Company’s obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. At June 30, 2006, the Company had $11,017,000 of cancelable contractual obligations for which the Company had determined that it was reasonably likely that it will complete the land or lot purchase. Good faith deposits on these contracts were $560,000 and are recorded in land and land development costs in the Consolidated Balance Sheet at June 30, 2006. An additional $533,000 of related pre-acquisition and due diligence costs are recorded in land and land development costs related to these cancelable contractual obligations. In addition, $1,150,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these cancelable contractual obligations at June 30, 2006.

At June 30, 2006, the Company was in the process of evaluating $6,214,000 of additional cancelable contractual obligations for which it had not yet determined whether it is reasonably likely that it will complete the land or lot purchase. Good faith deposits on these contracts were $608,000 and are recorded in land and land development costs in the Consolidated Balance Sheet at June 30, 2006. In addition, $688,000 of related pre-acquisition and due diligence costs is recorded in land and land development costs related to these contractual obligations. However, as of June 30, 2006, we have reserved for $872,000 of the $1,296,000 related pre-acquisition costs, due diligence costs and deposits based on management’s assessment of the likelihood of completing the land or lot purchase.

10.	Income Taxes

The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. The Company estimates the annual effective tax rate based upon its forecast of annual pre-tax results. To the extent that actual pre-tax results differ from the forecast estimates applied at the end of the most recent interim period, the actual income tax rate recognized in 2006 could be materially different from the estimated rate as of the end of the second quarter.

Income Tax expense for the second quarter of 2006 and 2005 reflects estimated annual effective income tax rates of 33.1% and 35.4%, respectively. The actual effective income tax rates for the second quarter of 2006 and 2005 were 30.3% and 22.7%, respectively. The actual tax rate for the second quarter of 2005 was below the annual estimated effective tax rate due primarily to a reduction of $820,00 in estimated tax liabilities as a result of favorable tax audit settlements. Income tax expense for the first six months of 2006 and 2005 reflects estimated annual effective income tax rates of 33.1% and 35.4%, respectively. The decrease in estimated annual effective tax rate is primarily due to differences in estimated pre-tax earnings (loss) for 2006 compared to 2005.

11.	Joint Venture Arrangement

On March 31, 2006, the Company, the Company’s mortgage financing services subsidiary (DHFS), Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively “Wells Fargo”) formed a new joint venture, Centennial Home Mortgage, LLC (“Centennial”). DHFS contributed $75,000 in cash and various assets to establish Centennial.

Then, pursuant to the Assignment of Interest Agreement between the parties, Wells Fargo paid DHFS $1,838,000 for a 50.1% controlling interest in the joint venture and DHFS retained ownership of the remaining 49.9% of Centennial. A gain of $1,800,000 is recorded on the sale of the investment in Centennial Home Mortgage, LLC in the Company’s Consolidated Statement of Operations for the first quarter 2006. DHFS received $938,000 on March 31, 2006 and the remaining $900,000 on April 3, 2006. Centennial is currently operating as a full-service mortgage bank to the Company’s customers and the general public and is an operating subsidiary of Wells Fargo Bank, N.A. The Company is in the process of exiting the operations of DHFS and expects to have completed the processing of the current pipeline of loan activity by the end of the third quarter of 2006. The Company accounts for its investment in Centennial Home Mortgage, LLC using the equity method.

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

The Company’s geographic markets were historically relatively stable markets for new home sales. During 2001 through 2003, new home sales in our markets were particularly strong and resulted in record sales levels for the Company. Then, during mid-2004, new home sales in our markets began to slow and that trend has continued through June 30, 2006. We believe the primary reasons for this slowdown include a decline in the overall demand for homes, increased interest rates, a lower level of consumer confidence and slower economic activity in our markets.

This trend of fewer home sales in our markets impacted second quarter 2006 financial results as revenues declined by 27.9% to $75.8 million from the delivery of 398 homes, compared to $105.2 million from the delivery of 548 homes during the same period the previous year. The Company’s average delivered home price for the second quarter of 2006 declined slightly to approximately $188,900 from approximately $189,600 for the second quarter of the previous year, principally due to higher sales discounts. Reduced revenues, combined with a higher cost of sales as a percentage of revenues, resulted in a net loss of $5.9 million, or $0.73 per diluted share, for the second quarter of 2006 compared to net income of $2.5 million, or $0.31 per diluted share, for the three months ended June 30, 2005.

Gross profit for the second quarter of 2006 was $7.5 million compared to $22.4 million for the second quarter of 2005, principally due to the delivery of 150 fewer homes and a decline in the Company’s gross profit margin to 9.9% from 21.3%. Gross profit for the second quarter of 2006 was reduced by a $2.1 million non-cash charge to cost of sales for deposits and pre-acquisition costs incurred for land that the Company decided not to purchase and increased by a $456,000 gain from the sale of land with a cost of $2.5 million. Included in cost of sales for the second quarter of 2005 is a similar charge of $1.4 million and an $824,000 gain from the sale of land with a cost of $718,000. These transactions reduced the reported second quarter 2006 and 2005 gross profit margins by 2.2% and 0.5%, respectively.

Selling, general and administrative expenses declined by $3.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily as a result of a reduction in the number of employees and cost savings initiated late in 2005 and during the first six months of 2006. The cost savings programs implemented during 2006 are expected to reduce the level of selling, general and administrative expense by an additional 10% during the second half of 2006. We expect to continue to reduce our cost structure to generate additional cost savings. Interest expense increased by $695,000, reflecting both higher average borrowings outstanding and a higher average borrowing interest rate.

During the three months ended June 30, 2006, we sold 356 homes, with a sales value of $66.2 million, compared to 655 homes, with a sales value of $123.1 million, during the three months ended June 30, 2005. Our backlog at June 30, 2006 was 548 sales contracts, with a sales value of $109.5 million, compared to a backlog of 887 sales contracts, with a sales value of $177.1 million, at June 30, 2005.

The Company had 55 active sales communities at June 30, 2006 compared to 61 at June 30, 2005. Effective June 30, 2006, the Company began reporting its number of active sales communities by geographic location rather than by series of homes. This change was implemented due to the development of a limited number of master planned communities that contain as many as five different series of homes. In most cases these master planned communities are in a single geographic location and are usually promoted using a similar, common community name. This change reduced the number of active sales communities reported at June 30, 2005 to 61 from 63.

On March 31, 2006, Dominion Homes Financial Services (“DHFS”), Wells Fargo Bank, N.A., and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”) formed a new joint venture, Centennial Home Mortgage, LLC (“Centennial”). Centennial is currently operating as a full-service mortgage bank to our customers and the general public. Centennial provides our customers access to a full range of competitively priced mortgage products from a nationally recognized and AAA rated mortgage lender and loan servicer. We expect DHFS to cease operations in the third quarter of 2006 after it has fully satisfied all commitments to borrowers for loans that have been approved but not yet funded. We anticipate our share of stabilized joint venture income from Centennial will be comparable to the contribution that was provided by DHFS.

DHFS’s mortgage operations have been undergoing a review the U.S. Department of Housing and Urban Development (“HUD”). During July 2006 the Company received letters from HUD indicating that items under review for both Ohio and Kentucky operations were accepted and that no further response from the Company was required, effectively closing the review without further consequence to the Company.

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

•	availability of financing and our ability to refinance our indebtedness;

•	short and long term interest rates;

•	changes in governmental regulations;

•	employment levels and job growth;

•	availability and affordability of mortgage financing for home buyers;

•	availability and cost of building lots;

•	availability of materials (including lumber) and labor;

•	fluctuating costs of materials and labor;

•	adverse weather conditions and natural disasters;

•	consumer confidence and housing demand;

•	competitive overbuilding;

•	changing demographics;

•	cost overruns;

•	changes in tax laws;

•	changes in local government fees;

•	availability and cost of rental property and resale prices of existing homes; and

•	other risks described in our reports and filings with the Securities and Exchange Commission.

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

The following table sets forth certain data for each of our last eight quarters:

Three Months Ended	Revenues	Closings	Sales Contracts*	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
June 30, 2004	$148,181	778	510	1,067
Sept. 30, 2004	$162,623	820	598	845
Dec. 31, 2004	$115,494	605	392	632
Mar. 31, 2005	$92,643	478	626	780
June 30, 2005	$105,207	548	655	887
Sept. 30, 2005	$106,330	549	433	771
Dec. 31, 2005	$111,520	571	230	430
Mar. 31, 2006	$61,785	315	475	590
June 30, 2006	$75,835	398	356	548

*	Net of cancellations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated Statements of Operations Data (unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	90.1	78.7	87.9	79.2

Gross profit	9.9	21.3	12.1	20.8
Selling, general and administrative	17.8	16.4	20.5	16.8

Income (loss) from operations	(7.8)	4.9	(8.4)	4.0
Gain on sale of investment in Centennial Home Mortgage, LLC	—	—	1.3	—
Interest expense	(3.4)	(1.8)	(3.5)	(1.9)

Income (loss) before income taxes	(11.2)	3.1	(10.6)	2.1

Provision for income taxes	(3.4)	0.7	(3.5)	0.5

Net income (loss)	(7.8)%	2.4%	(7.1)%	1.6%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	356	655	831	1,281
Closings	398	548	713	1,026
Backlog at period end	548	887	548	887
Average sales price of homes closed during the period (in thousands)	$189	$190	$191	$190
Average sales value of homes in backlog at period end (in thousands)	$200	$200	$200	$200
Aggregate sales value of homes in backlog at period end (in thousands)	$109,605	$177,121	$109,605	$177,121

Second Quarter 2006 Compared to Second Quarter 2005

Revenues. Our revenues for the second quarter of 2006 were $75.8 million from the delivery of 398 homes, compared to $105.2 million from the delivery of 548 homes during the same period the previous year. There were no sale/lease backs during the second quarter of 2006, but second quarter 2005 revenues included the sale of 20 model homes, with a sales value of $3.2 million, which we leased back for use as sales models. The average delivery price of homes during the second quarter of 2006 decreased to $188,900 compared to $189,600 for the second quarter of 2005 primarily due to larger sales discounts that were offered to our customers. Second quarter 2006 revenues include fee revenue from our mortgage financing services subsidiary of $618,000 compared to $1.3 million for the second quarter of 2005.

Gross Profit. Our gross profit margin for the second quarter of 2006 declined 11.4% to 9.9% from 21.3% for the second quarter of 2005. This decline in the gross profit margin is primarily the result of larger sales discounts, which increased to 8.1% of revenues from 3.4% of revenues quarter to quarter. The gross profit margin for the second quarter of 2006 and 2005 reflects the following changes in major home building costs: land 19.7% versus 18.1%, construction costs 59.5% versus 54.0% and other costs 7.2% versus 6.9%. The other cost item includes a $2.1 million non-cash charge to cost of sales related to deposits and pre-acquisition costs incurred for land that the Company decided not to purchase and a $456,000 gain from the sale of land. Included in cost of sales for the second quarter of 2005 is a similar charge of $1.4 million and an $824,000 gain from the sale of land. These transactions impacted the second quarter 2006 and 2005 gross profit margin by 2.2% and 0.5%, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $13.5 million for the three months ended June 30, 2006 compared to $17.2 million for the three months ended June 30, 2005, principally as a result of delivering fewer homes and our efforts to better align the scale of our operations with the current sales pace. As a percentage of revenues, selling general and administrative expenses were 17.8% and 16.4% for the second quarter 2006 and 2005, respectively. We made significant reductions in our number of employees during the fourth quarter of 2005 and the second quarter of 2006 and are continuing to aggressively pursue additional cost saving measures.

Interest Expense. Our interest expense was $2.6 million for the second quarter of 2006 compared to $1.9 million for the second quarter of 2005. The increase is due to having higher average borrowings outstanding and a higher average borrowing interest rate, offset by $417,000 more interest capitalized during the second quarter of 2006 than the second quarter of 2005. Our average revolving line of credit borrowings outstanding increased to $217.3 million for the second quarter of 2006 compared to $203.8 million for the second quarter of 2005 due to increased investment in land and land development. In addition, the weighted average borrowing rate for the second quarter of 2006, excluding amortization of bank fees, increased to 6.6% from 5.5% for the second quarter of 2005.

Provision (Benefit) for Income Taxes. Our income tax benefit for the second quarter of 2006 was $2.6 million compared to income tax expense of $741,000 for the second quarter of 2005. The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. Income tax expense for the second quarter of 2006 and 2005 reflects estimated annual effective income tax rates of 33.1% and 35.4%, respectively. The actual effective income tax rates for the second quarter of 2006 and 2005 were 30.3% and 22.7%, respectively. The actual tax rate for the second quarter of 2005 was below the annual estimated effective tax rate due primarily to a reduction of $820,000 in estimated tax liabilities as a result of favorable tax audit settlements.

First Six Months 2006 Compared to First Six Months 2005

Revenues. Our revenues for the first six months of 2006 were $137.6 million from the delivery of 713 homes compared to $197.8 million from the delivery of 1,026 homes during the same period in the previous year. There were no sale/lease backs during the first six months of 2006, but the first six months of 2005 revenues included the sale of 20 model homes, with a sales value of $3.2 million, which we leased back for use as sales models. The average delivery price of homes during the first six months of 2006 decreased to $191,100 compared to $191,300 for the first six months of 2005. The first six months of 2006 revenues include fee revenue from our mortgage financing services subsidiary of $1.3 million compared to $2.3 million for the first six months of 2005.

Gross Profit. Our gross profit margin for the first six months of 2006 declined by 8.7% to 12.1% from 20.8% for the first six months of 2005. This decline in the gross profit margin is primarily the result of larger sales discounts, which increased to 6.8% of revenues from 3.0% of revenues period to period. The gross profit margin for the first six months of 2006 and 2005 reflects the following changes in major home building costs: land 19.1% versus 17.9%, construction costs 58.1% versus 53.4% and other costs 7.0% versus 7.1%. The other cost item includes a $2.7 million non-cash charge to cost of sales related to deposits and pre-acquisition costs incurred for land that the Company decided not to purchase and a $456,000 gain from the sale of land. Included in cost of sales for the first six months of 2005 is a similar charge of $2.4 million and an $824,000 gain from the sale of land. These transactions impacted the first six months of 2006 and 2005 gross profit margin by 1.6% and 0.8%, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $28.2 million for the first six months of 2006 compared to $33.3 million for the first six months of 2005, principally as a result of delivering fewer homes and our efforts to better align the scale of our operations with our current sales pace. We made significant reductions in our number of employees during the fourth quarter of 2005 and the second quarter of 2006 and are continuing to aggressively pursue additional cost saving measures. As a percentage of revenues, selling, general and administrative expenses were 20.5% and 16.8% for the first six months of 2006 and 2005, respectively.

Gain on Sale of Investment. In connection with our formation of a joint venture with Wells Fargo Bank for the first six months of 2006 and 2005 that operates as a mortgage bank for our customers and the general public, we transferred the assets of DHFS to Centennial Home Mortgage, LLC and then sold a 50.1% interest in Centennial Home Mortgage, LLC to an affiliate of Wells Fargo, which sale generated a gain of $1.8 million during the first quarter of 2006.

Interest Expense. Our interest expense was $4.9 million for the first six months of 2006 compared to $3.6 million for the first six months of 2005. The increase is due to having higher average borrowings outstanding and a higher average borrowing interest rate, offset by $797,000 more interest capitalized during the first six months of 2006 than the first six months of 2005. Our average revolving line of credit borrowings outstanding increased to $215.0 million for the first six months of 2006 compared to $201.9 million for the first six months of 2005 due to increased investment in land and land development. In addition, the weighted average borrowing rate for the first six months of 2006, excluding amortization of bank fees, increased to 6.5% from 5.3% for the first six months of 2005.

Provision (Benefit) for Income Taxes. Our income tax benefit for the first six months of 2006 was $4.8 million compared to tax expense of $1.1 million for the first six months of 2005. The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. Income tax expense for the first six months of 2006 and 2005 reflects estimated annual effective tax rates of 33.1% and 35.4%, respectively. The actual effective income tax rates for the first six months of 2006 and 2005 were 32.9% and 25.0%, respectively. The actual tax rate for the first six months of 2005 was below the annual estimated effective tax rate due primarily to a reduction of $820,000 in estimated tax liabilities as a result of favorable tax audit settlements.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and our investment in land. We expect the cash flow from our sales in backlog, proceeds from the sale of land and developed lots and funds from our Senior Unsecured Revolving Credit Facility (the “Facility”) to allow us to meet our short-term cash obligations. The primary reason that we could require additional capital are sustained operating deficits, expansion in our existing markets, expansion into new markets or purchase of a home building company.

On March 30, 2006, the Company and the participant banks in our Facility amended the Facility (the “Amendment”) to, among other things, decrease the amount of the Facility, change the borrowing base limitations, revise various financial covenants, impose additional business restrictions and secure borrowings under the Facility by liens on substantially all of the Company’s assets, including real estate. The amount of the Facility was reduced from $300 million to $240 million at the closing of the Amendment and will subsequently be reduced to $225 million as of September 30, 2006 and to $200 million as of December 31, 2006 and thereafter. The note payable banks was approximately $207.6 million at June 30, 2006, which includes outstanding borrowings under the Facility of approximately $204.1 million at June 30, 2006 and disbursements issued, but not yet presented to the bank group of $3.5 million.

We had $937,000 available to borrow under the Facility at June 30, 2006. The amount available to borrow under the Facility is limited based on a calculation that factors in cash, various components of inventory and outstanding borrowings and letters of credit.

We have slowed the acquisition of additional land and delayed the commencement of construction activities for land not already in the development process. We have also identified various land parcels and developed lots that we are offering for sale and have classified these parcels and lots as land held for sale at June 30, 2006. We will continue to evaluate our land holdings and expect that we will identify additional excess inventory that will be offered for sale. We believe that by limiting our land acquisition and development activities, selling undeveloped land and developed lots and reducing our developed lot inventories through the sale of new homes, we will be able to significantly reduce our total investment in land inventories during 2006 and apply a significant portion of the proceeds toward reducing outstanding borrowings under the Facility. The terms of the Facility require us to pay an unused commitment fee on the difference between the total amount of the Facility and the outstanding obligations under the Facility. In order to minimize the amount of the unused commitment fee, we elected to reduce the total amount of the Facility during 2006 in accordance with our planned reduction in outstanding borrowings.

The Amendment includes the revision of certain financial covenants. The tangible net worth requirement was increased to $175 million as of March 31, 2006. The maximum allowable leverage ratio was reduced from 2.25 to 2.00 at June 30, 2006 and to 1.75 at December 31, 2006. The ratio of uncommitted land to consolidated tangible net worth was reduced from a maximum of 1.90 at December 31, 2005 to 1.75 at March 31, 2006, 1.70 at September 30, 2006 and 1.55 at December 31, 2006. The minimum interest coverage ratio was decreased from 1.90 at December 31, 2005 to 1.30 at March 31, 2006, 0.80 at June 30, 2006, 0.60 at September 30, 2006 and December 31, 2006 and 1.00 at March 31, 2007. Additional fee tiers have also been included that will be applicable when interest coverage is less than 1.75. The Amendment includes a limitation on the total value of developed unsold lots and lots under development of $155 million at June 30, 2006, $150 million at September 30, 2006 and $145 million at December 31, 2006 and thereafter. The definition of the borrowing base calculation was revised in the Amendment and we granted a lien on substantially all of our assets, including our real estate, as collateral for the Facility.

At June 30, 2006, the Company was in compliance with all of the financial covenants of the Facility. However, as a result of lower than expected sales in the first and second quarters of 2006, we believe that it is unlikely that we will be able to satisfy the ratio of uncommitted land to consolidated tangible net worth covenant in the Facility at December 31, 2006, and the minimum interest coverage ratio covenant at September 30, 2006, and December 31, 2006. Our failure to satisfy these covenants would constitute a breach of, and potentially a default under, the Facility. We are pursuing measures to avoid a default under the Facility and to execute our 2006 plan to reduce land inventories and outstanding debt. These measures include aggressively pursuing land sales, negotiating waivers or amendments with our existing bank group, and exploring alternative sources of financing. The Facility is currently scheduled to expire in May 2007. We are currently in negotiations with our bank group to either execute an extension of the Facility or enter into a new facility by December 31, 2006.

Sources and Uses of Cash for the First Six Months of 2006 Compared to the First Six Months of 2005

For the six months ended June 30, 2006, we used $5.6 million of cash to fund our operations. Significant items that contributed to this included a decrease of $10.6 million in accrued liabilities due to the payment of bonuses, and other items that were accrued at December 31, 2005 and a decrease of $3.2 million in accounts payable as a result of our reduced land development activities. The net decrease in our real estate inventories provided cash of $11.8 million which partially offset the above cash outflows. Our financing activities provided $1.4 million of cash, primarily related to net borrowings of $2.4 million under our Facility offset by cash outlays related to the costs of the recent amendment of the Facility of $1.0 million.

For the six months ended June 30, 2005, we used $9.9 million of cash to fund our operations, including a net additional $17.1 million investment in our real estate inventories. We also purchased $1.2 million of property and equipment which was partially offset by $840,000 of proceeds from the sale of property and equipment. Our financing activities provided $11.0 million of cash, primarily related to net borrowings of $12.0 million under our Facility.

Real Estate Inventories

We generally do not purchase land for resale. However, when land that we own no longer fits into our development plans, we offer this land for sale, primarily to other homebuilders and commercial developers.

We attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next four to six years. Based on the 1,833 homes delivered during the 12 months ended June 30, 2006, our land inventories represented an 8.2 year supply at June 30, 2006. At June 30, 2006, we owned lots or land that we estimate could be developed into approximately 15,099 lots, including 1,813 lots in Kentucky. Included in the 15,099 lots are 781 lots that we have determined no longer fit into our sales plans and that we are offering for sale to other homebuilders or commercial developers.

At June 30, 2006, we also controlled, through option agreements or contingent contracts, land that we estimate could be developed into approximately 1,494 additional lots, all of which are in Ohio. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we control. The option agreements that we determined were more than likely to have the contingencies satisfied expire at various dates through 2010. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

The following table sets forth an estimate of our land inventory as of June 30, 2006 and includes (a) land that we own and (b) land that we control under option agreements and contingent contracts and that has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Estimated Total Number of Lots	Inventory Value
Land we own:
Central Ohio	1,776	976	9,936	12,688	$265,692,000
Kentucky	285	390	955	1,630	33,699,000
Land we control:
Central Ohio	—	—	1,494	1,494	1,201,000
Kentucky	—	—	—	—	—
Held for sale:
Central Ohio	—	40	558	598	13,561,000
Kentucky	—	46	137	183	4,006,000

Total Land Inventory	2,061	1,452	13,080	16,593	$318,159,000

Our total estimated lots at June 30, 2006 is a 15.7% decrease from the total estimated lots at June 30, 2005. At June 30, 2006, we had 332 inventory homes, including 47 in Kentucky, in various stages of construction, representing an aggregate investment of $22.7 million, compared to 270 single-family inventory homes, including 63 in Kentucky, in various stages of construction, representing an aggregate investment of $21.9 million, at June 30, 2005. We do not include inventory homes in our number of sales or reported backlog.

Contractual Obligations

Note Payable, Banks. On December 3, 2003, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) that terminates on May 31, 2007.

Effective March 30, 2006, the Company and the participants in our bank credit facility amended the facility to, among other things, reduce the ratio of uncommitted land to consolidated tangible net worth and the minimum interest coverage ratio. We believe that it is unlikely that we will be able to satisfy the minimum interest coverage ratio covenant at September 30, 2006 and December 31, 2006, and the land to tangible net worth covenant at December 31, 2006. The Company is pursuing measures to address this situation, including aggressively pursuing land sales, negotiating waivers or amendments with the bank group under the Facility, and exploring alternative financing sources. See “Liquidity and Capital Resources” at page 22 of this Report.

For a more detailed description of the Facility, including restrictions it imposes on our business activities, see Note 6, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

The Facility provides for a variable rate of interest on our borrowings. The variable rate is the three month LIBOR rate plus a margin based on our interest coverage ratio, which ranges from 1.75% to 3.25%, and is determined quarterly. The margin was 2.50% for the first and second quarters of 2006. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. At June 30, 2006, we had fixed the interest rate on $120.0 million of our outstanding borrowings. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of this Report.

Seller Financing. From time to time, we purchase land with seller financing. As of June 30, 2006, we held land for development that was partially financed with term debt that had an outstanding aggregate balance of approximately $9.3 million at interest rates ranging from 5.0% to 7.5%.

Operating Leases. We believe the best use of our Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations such as office facilities, model homes, vehicles and equipment, are financed through operating lease obligations. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was approximately $10.1 million at June 30, 2006. For further information on our leases, see Note 8, Operating Lease Commitments, and Note 11, Related Party Transactions, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Land Purchase Commitments. On June 30, 2006, we did not have any contractual obligations to purchase residential lots or unimproved land, however, we did have cancelable obligations to purchase lots on unimproved land pursuant to option agreements or contingent contracts.

The following is a summary of our contractual obligations at June 30, 2006 (in thousands):

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Note payable, banks (a)	$207,628	$207,628	$—	$—	$—
Term debt	9,300	811	1,622	5,242	1,625
Operating leases	10,118	2,642	3,145	1,262	3,069

Total contractual cash obligations	$227,046	$211,081	$4,767	$6,504	$4,694

(a)	The interest obligation associated with the note payable, banks will be based upon the outstanding principal and the related variable rate of interest through its maturity date of May 31, 2007 (see Note 4 to the Consolidated Financial Statements for more details).

Off-balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are liable for performance bonds of $46.9 million and irrevocable letters of credit of $7.3 million at June 30, 2006. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. From time to time, we selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of distributing developed lots to the partners in the joint venture. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interest. We receive our percentage interest in the lots developed in the form of capital distributions. At June 30, 2006, we had ownership interests in seven such active joint ventures with ownership interests ranging from 33% to 50%. These joint ventures generally do not hold debt securities, except for seller requested financing arrangements upon purchasing the land for the joint ventures. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which depending on the circumstances may qualify as variable interest entities under FIN 46. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have evaluated all of our land options and contingent purchase contracts and have concluded that, at June 30, 2006, we did not have any outstanding contracts requiring consolidation as a result of the application of FIN 46R.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. At June 30, 2006, we had $11.0 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. Our good faith deposits and related due diligence costs on these contracts were $1.1 million at June 30, 2006. In addition, $1.2 million of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at June 30, 2006. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from the borrowing capacity under the Facility.

We are in the process of evaluating $6.2 million of additional cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. Good faith deposits and related due diligence costs on these contracts were $1.3 million at June 30, 2006. Good faith deposits and related due diligence costs are normally charged to earnings when we determine the purchase of the land or lots will not be completed. However, as of June 30, 2006, we had reserved for $872,000 of the $1.3 million of good faith deposits and related due diligence costs based on management’s assessment of the likelihood of completing the land or lot purchase.

The following is a summary of our commercial commitments under off-balance sheet arrangements at June 30, 2006 (in thousands):

	Amount of Commitment Expiration Per Period
Commercial commitments:	Total Amounts Committed	Less than 1 year	1 –3 years	3 –5 years	After 5 years
Letters of credit	$7,312	$2,473	$224	$4,615	$—
Performance bonds	46,872	41,158	5,319	395	—
Cancelable land contracts	11,017	2,668	5,453	2,896	—

Total commercial commitments	$65,201	$46,299	$10,996	$7,906	$—

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, and disclosure relating to uncertain tax positions. FIN 48 will become effective for the Company on January 1, 2007. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, we were a party to eleven interest rate swap contracts with an aggregate notional amount of $120.0 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed interest rate and floating interest rate amounts calculated by reference to an agreed notional amount. Our current intention is to maintain a range of approximately 40% to 60% of our debt at a fixed interest rate through the use of interest rate swaps. However, market conditions and timing affect the Company’s ability to maintain this balance between fixed and variable interest rates. Therefore at any time, this percentage may be more or less depending on specific circumstances. At June 30, 2006, our level of fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was approximately 58%. We do not enter into derivative financial instrument transactions for speculative purposes. As of June 30, 2006, we were party to the following interest rate swap contracts:

Notional Amount	Start Date	Maturity Date	Fixed Rate*
10,000,000	Oct. 24, 2003	Oct. 2, 2006	2.85%
10,000,000	Oct. 24, 2003	Jan. 2, 2007	2.87%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.47%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.51%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 9, 2003	Apr. 3, 2008	3.01%
10,000,000	May 9, 2003	May 3, 2008	3.04%
10,000,000	Sept. 8, 2004	Aug. 31, 2008	3.74%
10,000,000	Sept. 8, 2004	Sept. 9, 2008	3.74%
20,000,000	Apr. 15, 2005	June 30, 2009	4.45%

$120,000,000

*	Does not reflect a variable rate margin that ranges from 1.75% to 3.25% and was 2.50% at June 30, 2006.

Interest on our variable rate liabilities is LIBOR plus a variable margin ranging from 1.75% to 3.25%. Cash flows for interest on $120.0 million of variable rate liabilities that are subject to interest rate derivatives are the contractual average fixed pay rate plus the variable margin (2.50% at June 30, 2006 and 2.0% at December 31, 2005). The notional amount is used to calculate the contractual payments to be exchanged under the contract. The notional amount of the variable rate liabilities eligible to be fixed with interest rate swaps was $205.0 million at June 30, 2006 and at December 31, 2005. The remaining variable rate liabilities at June 30, 2006 and December 31, 2005 of $1.9 million and $0, respectively, are based on the prime rate rather than LIBOR. The fair value of the derivatives at June 30, 2006 and December 31, 2005 was an asset of $3.3 million and $2.7 million, respectively. We do not expect a gain to be realized from the $3.3 million asset because we expect to retain the swap contracts to maturity.

The following table provides information regarding the debt instruments and interest rate derivatives that we held at June 30, 2006. For the debt instruments, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. All dollar amounts in the following table are in thousands.

	2006	2007	2008	2009	TOTAL
					June 30, 2006	Dec. 31, 2005
Debt Instruments
Variable rate		$207,628			$207,628	$205,240
Average interest rate*					6.62%	5.29%

Interest Rate Derivatives
Notional amount	$120,000	$110,000	$60,000	$20,000	$120,000	$120,000
Average pay rate	3.31%	3.35%	3.74%	4.45%	3.31%	3.21%
Average receive rate	4.98%	4.98%	4.97%	4.96%	4.98%	3.34%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

On February 21, 2006, a purported class action lawsuit captioned Stuart, et. al. v. Dominion Homes Financial Services, Inc., et. al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against Dominion Homes Financial Services, Inc., a subsidiary of the Company (“DHFS”), and National City Mortgage Co. The complaint includes statutory claims, claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where the Company was unable to obtain final HUD approval for FHA-insured mortgages. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who were allegedly promised FHA mortgages through and from the defendants. The complaint seeks damages, including actual damages, statutory damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability. Plaintiffs also seek statutory damages for the defendants’ alleged failure to notify plaintiffs of the status of their mortgages.

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations who have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiff’s claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claims for rescission under the OCSPA.

On February 23, 2006, a similar purported class action lawsuit captioned Rudawsky, et. al. v. Borrer, et. al., Case No. C206144 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against the Company, our Chairman, Chief Executive Officer and President, certain affiliates and current and former officers of the Company, and The Nehemiah Corporation of America by plaintiff homeowners, who purchased homes from the Company using Nehemiah down payment assistance funds. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ participation in fraudulent conduct related to the Nehemiah down payment assistance program in violation of federal statutes and Ohio law. The complaint further alleges that defendants fraudulently misrepresented and concealed the cost and operation of the Nehemiah program from plaintiffs. Plaintiffs purport to bring the claim on behalf of customers of the Company who purchased a home from 1999 to present using down payment assistance from Nehemiah. The complaint seeks monetary damages and attorneys fees and costs.

All of the above lawsuits are in the preliminary discovery phase. No determination has been made that any of these cases can be maintained as a class action. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints.

In addition to the foregoing actions, the Company’s mortgage operations were recently subjected to review by HUD. On July 18, 2006, the Company received a letter from HUD stating that HUD accepted DHFS’s revised Quality Control Plan and closed that matter. In addition, HUD accepted the information supplied by DHFS with respect to all remaining open items under review and indicated that a further response by DHFS on these findings was not required. On July 19, 2006, the Company received a letter from HUD indicating that they had completed their review of the Company’s Kentucky operations and closed the review with no issues raised. Due to the uncertainty as to the outcome of the foregoing matters, management cannot make an estimate of exposure, if any, at this time.

We are involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of our management, none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

We believe it is unlikely that we will be able to satisfy certain financial covenants in our bank credit facility at September 30, 2006 and December 31, 2006. If we are not able to satisfy these covenants, or obtain waivers of or amendments to the covenants, our lenders could declare a default and demand repayment. Our current bank credit facility requires that we maintain a ratio of uncommitted land to consolidated tangible net worth of 1.70 at September 30, 2006, and 1.55 at December 31, 2006, and a minimum interest coverage ratio of 0.60 at September 30, 2006, and December 31, 2006. Unless we are able to reduce our projected operating losses in the third and fourth quarters, reduce our land holdings, or obtain alternative sources of financing in the short term, we believe it is unlikely that we will be able to satisfy the interest coverage ratio covenants at September 30, 2006, and December 31, 2006, and the land to tangible net worth covenant at December 31, 2006. Our failure to meet these covenants would permit our lenders to declare a default under our bank credit facility and to pursue the remedies available to them under the bank credit facility. If we are unable to negotiate waivers or amendments to these covenants from our lenders, they could, among other remedies, terminate our ability to make any new borrowings, accelerate the repayment of all existing borrowings under the bank credit facility and foreclose on their liens on substantially all of our assets. If our lenders declared a default, there is no assurance that we would be able to obtain financing to pay amounts owed under the bank credit facility and it is likely that we would have to consider seeking protection from our creditors under the federal bankruptcy laws.

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

In particular, a substantial number of our home buyers use down payment assistance programs, which allow home buyers to receive gift funds from non-profit corporations to be used as a down payment. At one time, the Department of Housing and Urban Development (“HUD”) proposed rules which would have prohibited the use of gift fund programs in conjunction with government-insured mortgage loans. HUD subsequently withdrew these proposed rules, but has continued to increase its regulation of gift fund programs. Recently, the Internal Revenue Service (“IRS”) issued a ruling challenging the tax exempt status of non-profit corporations that provide down payment assistance which are funded largely by homebuilders and sellers. The ruling may limit the ability of certain non-profit corporations to fund down payment assistance programs for government-insured mortgage loans. If, as a result of the IRS ruling, or regulatory or other action, certain of the gift fund programs that our customers utilize would no longer be available to them, we would expect to work to provide other financing alternatives, and seek out different down payment programs for our customers that meet HUD and IRS guidelines. There can be no assurance, however, that any such alternative programs would be as attractive to our customers as the programs offered today and that our sales would not suffer. We currently are the subject of two purported class action lawsuits that challenge our participation in gift fund programs. See Part II - Item 1, “Legal Proceedings” of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	On May 10, 2006, the Company held its Annual Meeting of Shareholders.

(b)	See paragraph (c) below.

(c)	At the Annual Meeting, the Company’s shareholders elected one Class I Director and four Class II Directors to the Board of Directors by the following vote:

Director Nominees	Class	Shares Voted For	Shares Withheld
Robert R. McMaster	I	7,515,214	39,481
David S. Borror	II	7,502,876	51,819
Donald A. Borror	II	7,501,510	53,815
R. Andrew Johnson	II	7,511,614	43,081
Carl A. Nelson, Jr.	II	7,510,069	44,626

The term of office of the Company’s existing Class I Directors, Douglas G. Borror, David S. Blom and Zuheir Sofia, continued after the Annual Meeting.

At the Annual Meeting, the Company’s shareholders also approved amendments to the Company’s Amended and Restated 2003 Stock Option and Incentive Equity Plan to: (a) increase the authorized number of common shares available for issuance from 500,000 common shares to 1,250,000 common shares, (b) allow for the award of whole shares to non-employee directors of the Company, which shall be issued in lieu of cash fees for Board service to which these directors might otherwise be entitled, and (c) to clarify that the restrictions on price and vesting of awards under the 2003 Incentive Equity Plan will not apply to grants of time-based restricted shares that vest in equal increments of not more than 33 1/3 percent. The amendments were approved by the following vote:

Shares Voted For	Shares Voted Against	Shares Abstaining
5,575,617	992,874	585

(d)	Not applicable.

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

DOMINION HOMES, INC.
(Registrant)

Date: August 8, 2006	By:	/s/ Douglas G. Borror
Douglas G. Borror
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2006	By:	/s/ William G. Cornely
William G. Cornely
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A filed April 30, 2003 (File No. 0-23270).

10.1	Employment Agreement with Jeffrey A. Croft.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 3, 2006 (File No. 0-23270).

10.2	Restricted Share Agreement with Jeffrey A. Croft	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 10, 2006 (File No. 0-23270).

10.3	2006 Amended Director Compensation Plan.	Filed herewith.

10.4	Dominion Homes, Inc. Amended and Restated 2003 Stock Option and Incentive Equity Plan (as amended May 10, 2006)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2006 (File No. 0-23270).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.