Form 10-Q/A
period 2006-03-31
DOMINION HOMES INC
filed 2006-11-09
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

On October 31, 2006, the Audit Committee of the Board of Directors approved management’s recommendation that the Company’s unaudited interim consolidated financial statements as of and for the quarter ended March 31, 2006 and as of and for the six-month period ended June 30, 2006, should be restated. In response to a comment received from the Staff of the Securities and Exchange Commission pursuant to a periodic review of the Company’s filings, the Company reassessed its recognition of a $1.8 million gain related to the sale of a 50.1% interest in Centennial Home Mortgage, LLC (“Centennial”) in March 2006. After further consideration of the facts surrounding the sale of the interest and the operation of Centennial subsequent to the sale and additional review of EITF 01-2 Issue 9, the Company concluded that the $1,800,000 gain on the sale of the interest in Centennial should be indefinitely deferred. Please refer to Note 12 to our unaudited interim consolidated financial statements included in this amendment on Form 10-Q/A for a further discussion of the restatement. Accordingly, the Company has restated its financial statements for the quarterly period ended March 31, 2006 and for the six month period ended June 30, 2006 with the filing of amended quarterly reports on Form 10-Q/A and is restating its financial statements for the quarterly period ended March 31, 2006 in this amended report.

This amendment to the Company’s Quarterly Report on Form 10-Q is being filed for the purpose of amending and restating Items 1, 2, and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s unaudited interim consolidated financial statements as of and for the period ended March 31, 2006, as described in Note 12 to such financial statements, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing this amended Quarterly Report on Form 10-Q/A, (iv) to included the certifications required by the Sarbanes-Oxley Act of 2002, and (v) to update the exhibits. Except as previously discussed and included in Note 12 to our unaudited interim consolidated quarterly financial statements included in this amendment on Form 10-Q/A, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement has not been changed and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 9, 2006. This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	March 31, 2006 (as restated, see Note 12)	December 31, 2005
Assets
Cash and cash equivalents	$2,442	$3,554
Accounts receivable:
Due from financial institutions for residential closings	1,949	3,941
Other	2,039	948
Real estate inventories:
Land and land development costs	309,034	323,594
Homes under construction	94,057	86,980
Land held for sale	15,601	12,481
Other	3,131	3,220

Total real estate inventories	421,823	426,275

Prepaid expenses and other	11,255	8,792
Deferred income taxes	1,896	1,485
Property and equipment, at cost	15,204	15,317
Less accumulated depreciation	(9,006)	(8,755)

Total property and equipment	6,198	6,562

Total assets	$447,602	$451,557

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$7,249	$11,465
Deposits on homes and land under contract	1,630	1,483
Accrued liabilities	22,975	28,536
Note payable, banks	215,424	205,240
Term debt	9,300	9,300

Total liabilities	256,578	256,024

Commitments and contingencies
Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,752,186 shares issued and 8,419,640 shares outstanding on March 31, 2006 and 8,565,261 shares issued and 8,244,715 shares outstanding on December 31, 2005	63,300	63,851
Deferred compensation	(32)	(901)
Retained earnings	128,684	133,792
Accumulated other comprehensive income	1,958	1,677
Treasury stock, at cost (332,546 shares at March 31, 2006 and 320,546 shares at December 31, 2005)	(2,886)	(2,886)

Total shareholders’ equity	191,024	195,533

Total liabilities and shareholders’ equity	$447,602	$451,557

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006 (as restated, see Note 12)	2005
Revenues	$61,785	$92,643
Cost of real estate sold	52,711	73,949

Gross profit	9,074	18,694
Selling, general and administrative	14,773	16,048

Income (loss) from operations	(5,699)	2,646
Interest expense	(2,308)	(1,691)

Income (loss) before income taxes	(8,007)	955

Provision (benefit) for income taxes	(2,899)	313

Net income (loss)	$(5,108)	$642

Earnings (loss) per share
Basic	$(0.63)	$0.08

Diluted	$(0.63)	$0.08

Weighted average shares outstanding
Basic	8,094,705	8,044,986

Diluted	8,094,705	8,207,768

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited, as restated, see Note 12)

	Common Shares	Deferred Compensation			Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Liability	Trust Shares	Retained Earnings
Balance, December 31, 2005	$63,851	$81	$(982)	$133,792	$1,677	$(2,886)	$195,533
Net loss	—	—	—	(5,108)	—	—	(5,108)
Unrealized hedging gain, net of deferred taxes of ($115)	—	—	—	—	281	—	281

Comprehensive income							(4,827)
Shares awarded	19	—	—	—	—	—	19
Exercise of stock options	24	—	—	—	—	—	24
Stock based compensation cost	274	—	—	—	—	—	274
Unearned compensation as of FAS 123R adoption date	(868)	868	—	—	—	—	—
Deferred compensation	—	(107)	108	—	—	—	1

Balance, March 31, 2006	$63,300	$842	$(874)	$128,684	$1,958	$(2,886)	$191,024

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006 (as restated, see Note 12)	2005
Cash flows from operating activities:
Net income (loss)	$(5,108)	$642
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	725	842
Amortization of unearned compensation	274	27
Net loss on impaired real estate inventories	550	956
Loss on disposal of fixed assets	83	37
Issuance of common shares for compensation	19	35
Deferred income taxes	(527)	992
Changes in assets and liabilities:
Accounts receivable	1,801	(1,543)
Real estate inventories	77	2,442
Prepaid expenses and other	(3,606)	(144)
Accounts payable	(4,216)	5,065
Deposits on homes and land under contract	147	111
Accrued liabilities	(1,719)	(7,757)

Net cash provided by (used in) operating activities	(11,500)	1,705

Cash flows from investing activities:
Purchase of property and equipment	(366)	(253)
Proceeds from sale of property	—	840
Proceeds from sale of investment in Centennial Home Mortgage, LLC	938	—
Investment in Centennial Home Mortgage, LLC	(75)	—

Net cash provided by (used in) investing activities	497	587

Cash flows from financing activities:
Payments on note payable banks	(27,200)	(21,842)
Proceeds from note payable banks	37,384	24,300
Payments on term debt	—	(227)
Payments of financing fees	(317)	(100)
Payments on capital lease obligations	—	(377)
Proceeds from issuance of common shares	24	32

Net cash provided by financing activities	9,891	1,786

Net change in cash and cash equivalents	(1,112)	4,078
Cash and cash equivalents, beginning of period	3,554	6,710

Cash and cash equivalents, end of period	$2,442	$10,788

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$3,121	$1,862

Income taxes paid	$120	$1,418

Land acquired by seller financing	$—	$3,619

The accompanying notes are an integral part of the consolidated financial statements.

DOMINION HOMES, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

Throughout these Notes to unaudited consolidated financial statements, all referenced amounts and comparisons reflect the balances and amounts on a restated basis. For information on the restatement, see Note 12, Restatement of Financial Statements.

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

As of March 31, 2006, the Company was in compliance with the Facility’s quarterly covenants and had $3,668,000 available to borrow under the Facility, after adjustment for borrowing base limitations. Amounts outstanding under the Facility were $215,424,000 and $205,240,000 at March 31, 2006 and December 31, 2005, respectively.

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

10. Income Taxes

The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. For the quarter ended March 31, 2006, the Company computed its effective tax rate based on the actual results which provides a more accurate provision during periods in which it is likely there will be a significant variability of quarterly earnings. The effective tax rate was 36.2% and 32.8% for the first quarter 2006 and 2005, respectively.

11. Joint Venture Arrangement

On March 31, 2006, the Company, the Company’s mortgage financing services subsidiary (DHFS), Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively “Wells Fargo”) formed a new joint venture, Centennial Home Mortgage, LLC (“Centennial”). DHFS contributed $75,000 in cash and various assets to establish Centennial. Then, pursuant to the Assignment of Interest Agreement between the parties, Wells Fargo paid DHFS $1,838,000 for a 50.1% interest in the joint venture and DHFS retained ownership of the remaining 49.9% of Centennial. DHFS received $938,000 on March 31, 2006 and the remaining $900,000 was received on April 3, 2006. The sale of the investment in Centennial generated a deferred gain of $1,800,000 that is included in accrued liabilities in the Unaudited Consolidated Balance Sheet. The deferred gain, as more fully described in Note 12, will only be recognized in earnings in the event the Company discontinues its relationship with Centennial or otherwise satisfies applicable accounting requirements for the recognition of the gain. Centennial will operate as a full-service mortgage bank to the Company’s customers and the general public and will be an operating subsidiary of Wells Fargo Bank, N.A. The Company is in the process of exiting the operations of DHFS and expects to have completed the processing of the current pipeline of loan activity by the third quarter of 2006. The Company accounts for its investment in Centennial Home Mortgage, LLC using the equity method.

12. Restatement of Financial Statements

In response to a comment received from the Staff of the Securities and Exchange Commission pursuant to a periodic review of the Company’s filings, the Company reassessed its recognition of a $1.8 million gain related to the sale of a 50.1% interest in Centennial. As described in Note 11, Joint Venture Arrangement, the Company formed the Centennial joint venture arrangement with Wells Fargo on March 31, 2006. Since entering into joint venture, the Company has made available in its sales offices and provided to its customers Centennial brochures, rate sheets and other collateral and/or promotional materials. The Company also maintains a link to Centennial on its internet website. The Company has on occasion engaged in joint marketing efforts with Centennial including mailings to the realtor community. Customers of the Company are in no way obligated to use Centennial’s services; however, the joint venture agreement between the parties contemplates that the Company will actively promote Centennial to its customers. The Company expects that, as long as it continues to hold an equity interest in Centennial, it will also continue to engage in similar activities with respect to Centennial. The joint venture agreement contains termination provisions should either party decide to cease its participation in the arrangement.

After further consideration of the facts related to the sale, the Company believes that promoting Centennial to its customers in the foregoing manner, consistent with all applicable legal requirements, and the expectation that the customers of the Company will comprise a significant portion of Centennial’s customers, demonstrates an implied commitment to support the operations of Centennial under Issue 9 of EITF 01-2, Interpretations of APB Opinion No. 29, that would result in an indefinite deferral of recognition of the $1.8 million gain on the sale of the Centennial membership interests to Wells Fargo. Therefore, the Company determined it was appropriate to restate its previously issued financial statements to defer the $1.8 million gain recognized in the first quarter of 2006. The deferral of the gain results in a related adjustment of $638,000 to deferred income taxes and income tax benefit.

The correction of the above noted error had the following impact on the unaudited interim consolidated financial statements as of and for the quarter ended March 31, 2006. In addition, the Company made an immaterial reclassification between accrued liabilities and prepaid expenses and other.

	(In thousands of dollars, except per share amounts)
	As reported	As restated
Deferred income taxes	1,258	1,896
Accrued liabilities	18,747	20,547
Retained earnings	129,846	128,684

Gain on sale of investment	1,800	—
Income (loss) before income taxes	(6,207)	(8,007)
Provision (benefit) for income taxes	(2,261)	(2,899)
Net income (loss)	(3,946)	(5,108)
Basic and diluted net income (loss) per share	$(0.49)	$(0.63)

There was no impact on reported cash flows from operating, investing, or financing activities for the quarter ended March 31, 2006 as a result of this correction.

The following table sets forth the effects of the restatement adjustments discussed above on the unaudited Consolidated Balance Sheet as of March 31, 2006:

	March 31, 2006
	As reported	As restated
Assets
Cash and cash equivalents	$2,442	$2,442
Accounts receivable:
Due from financial institutions for residential closings	1,949	1,949
Other	2,039	2,039
Real estate inventories:
Land and land development costs	309,034	309,034
Homes under construction	94,057	94,057
Land held for sale	15,601	15,601
Other	3,131	3,131

Total real estate inventories	421,823	421,823

Prepaid expenses and other	8,827	11,255
Deferred income taxes	1,258	1,896
Property and equipment, at cost	15,204	15,204
Less accumulated depreciation	(9,006)	(9,006)

Total property and equipment	6,198	6,198

Total assets	$444,536	$447,602

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$7,249	$7,249
Deposits on homes and land under contract	1,630	1,630
Accrued liabilities	18,747	22,975
Note payable, banks	215,424	215,424
Term debt	9,300	9,300

Total liabilities	252,350	256,578

Commitments and contingencies

Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,752,186 shares issued and 8,419,640 shares outstanding on March 31, 2006	63,300	63,300
Deferred compensation	(32)	(32)
Retained earnings	129,846	128,684
Accumulated other comprehensive income	1,958	1,958
Treasury stock, at cost (332,546 shares at March 31, 2006)	(2,886)	(2,886)

Total shareholders’ equity	192,186	191,024

Total liabilities and shareholders’ equity	$444,536	$447,602

The following table sets forth the effects of the restatement adjustments discussed above on the unaudited Consolidated Statement of Operations for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
	As reported	As restated
Revenues	$61,785	$61,785
Cost of real estate sold	52,711	52,711

Gross profit	9,074	9,074
Selling, general and administrative	14,773	14,773

Income (loss) from operations	(5,699)	(5,699)
Gain on sale of investment	1,800	—
Interest expense	(2,308)	(2,308)

Income (loss) before income taxes	(6,207)	(8,007)
Provision (benefit) for income taxes	(2,261)	(2,899)

Net income (loss)	$(3,946)	$(5,108)

Earnings (loss) per share
Basic	$(0.49)	$(0.63)

Diluted	$(0.49)	$(0.63)

Weighted average shares outstanding
Basic	8,094,705	8,094,705

Diluted	8,094,705	8,094,705

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited consolidated financial statements as of March 31, 2006 and for the three month period ended March 31, 2006, included in this Quarterly Report on Form 10-Q/A, have been restated as discussed in Note 12 to the unaudited consolidated financial statements. For purposes of this Form 10-Q/A, each item of the Form 10-Q for the quarter ended March 31, 2006 as originally filed on May 9, 2006 that was affected by the restatement has been amended to the extent affected. The disclosure contained in the Original Form 10-Q has not been modified or updated except for updates made to Part I, Items 1, 2 and 4 and Part II, Item 6.

Throughout this discussion and analysis of financial condition and results of operations, all referenced amount and comparisons reflect the balance and amounts on a restated basis.

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

First quarter 2006 revenues declined by 33.3% to $61.8 million from the delivery of 315 homes, compared to $92.6 million from the delivery of 478 homes during the same period the previous year. This reduction in revenues directly impacted financial results for the three months ended March 31, 2006, which resulted in a net loss of $5.1 million, or $0.63 per diluted share, compared to net income of $642,000, or $0.08 per diluted share, for the three months ended March 31, 2005.

The decrease in the number of homes delivered impacted our gross profit, which declined by $9.6 million during the first quarter of 2006 compared to the first quarter of 2005. In addition, as we faced pricing pressure in our markets, particularly in Columbus, where most homebuilders were offering significant discounts in late 2005 that continued during the first quarter of 2006. Gross profit for the first quarter of 2006 and 2005 was also reduced by $550,000 and $956,000, respectively, for write-offs primarily related to deposits and due-diligence costs incurred for land that we decided not to purchase and net realizable value reserves for land held for sale.

Selling, general and administrative expenses declined by $1.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of reduced headcount and cost savings initiated during late 2005 and early 2006. Interest expense increased by $617,000, principally as a result of higher average borrowings and a higher average interest rate offset by a $380,000 increase in the amount of interest capitalized during the quarter. The increase in average borrowings is attributable to additional land purchases and land development costs primarily incurred during 2005 to develop new phases of existing communities and new communities. Our effective tax rate increased to 36.2% for the first quarter of 2006 compared to 32.8% for the first quarter of 2005 primarily due to differences in pretax earnings (loss) for 2006 compared to 2005 and the permanent tax difference in 2005 related to charitable contributions of appreciated property.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended March 31,
	2006	2005
Consolidated Statements of Operations Data (unaudited)
Revenues	100.0%	100.0%
Cost of real estate sold	85.3	79.8

Gross profit	14.7	20.2
Selling, general and administrative	23.9	17.3

Income (loss) from operations	(9.2)	2.9
Interest expense	(3.7)	(1.9)

Income (loss) before income taxes	(12.9)	1.0
Provision for income taxes	(4.7)	0.3

Net income (loss)	(8.2)%	0.7%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	475	626
Closings	315	478
Backlog at period end	590	780
Average sales price of homes closed during the period (in thousands)	$194	$191
Average sales value of homes in backlog at period end (in thousands)	$200	$202
Aggregate sales value of homes in backlog at period end (in thousands)	$118,212	$157,802

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

Provision (Benefit) for Income Taxes. Our income tax benefit for the first quarter of 2006 was $2.9 million compared to income tax expense of $313,000 for the first quarter of 2005. The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. For the quarter ended March 31, 2006, the Company computed its effective tax rate based on actual results, which provides a more accurate provision during periods in which it is likely there will be a significant variability of quarterly earnings. The provision for income taxes for the three months ended March 31, 2006 and 2005 reflects an effective income tax rate of 36.2% and 32.8%, respectively. The increase is primarily due to differences in pre-tax earnings (loss) for 2006 compared to 2005 and the permanent tax difference in 2005 related to charitable contribution of appreciated property.

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

Sources and Uses of Cash for the First Three Months of 2006 Compared to the First Three Months of 2005

For the three months ended March 31, 2006, we used $11.5 million of cash to fund our operations. Significant items that contributed to this included a decrease of $5.6 million in accrued liabilities due to the payment of bonuses, and other items that were accrued at December 31, 2005 and a decrease of $4.2 million in accounts payable as a result of our reduced land development activities. The net decrease in our real estate inventories provided cash of $77,000 which partially offset the above cash outflows. Our financing activities provided $9.9 million of cash, almost all of which was provided by borrowings under our Facility.

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

Land Purchase Commitments. On March 31, 2006 we did not have any contractual obligations to purchase residential lots or unimproved land, however, we did have cancelable obligations pursuant to option agreements or contingent contracts. The following is a summary of our contractual obligations at March 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 –5 years	After 5 years
Contractual obligations:
Note payable, banks (a)	$215,424	$—	$215,424	$—	$—
Term debt	9,300	811	1,622	5,242	1,625
Operating leases	10,907	2,943	3,331	1,459	3,174

Total contractual cash obligations	$235,631	$3,754	$220,377	$6,701	$4,799

(a)	The interest obligation associated with the note payable, banks will be based upon the outstanding principal of this line of credit and the related variable rate of interest through its maturity date of May 31, 2007 (see Note 4 to the Consolidated Financial Statements for more details).

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

Item 4. Controls and Procedures.

(a) Restatement

As discussed in the Explanatory Note in the forepart of this Form 10-Q/A and in Note 12 to the consolidated financial statements contained herein, at the October 31, 2006 meeting of the Audit Committee, management and the Audit Committee discussed the accounting for the $1,800,000 gain in connection with the Company’s March 31, 2006 sale of a majority ownership interest in Centennial Home Mortgage, LLC. The Audit Committee concurred with management’s determination that the Company’s recognition of the gain was incorrect under generally accepted accounting principles (GAAP), that the gain should be deferred indefinitely, and that the Company’s previously issued quarterly consolidated financial statements for the quarter ended March 31, 2006 and for the six month period ended June 30, 2006 should be restated to correct the aforementioned error and should no longer be relied upon.

(b) Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Report (“Disclosure Controls”). Based on that evaluation and as a result of the material weakness in our internal control over financial reporting discussed below, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiency constitutes a material weakness in our internal control over financial reporting at September 30, 2006:

•	The Company did not maintain effective controls over the selection and application of generally accepted accounting principles (GAAP). Specifically, the Company incorrectly applied GAAP in accounting for the recognition of the gain on sale of ownership interests in Centennial Home Mortgage, LLC by inaccurately recognizing the gain at the time of sale, rather than recording the gain as an indefinite deferral due to the Company’s implied commitment to support the operations of Centennial Home Mortgage, LLC. The accounts effected include the gain on sale, accrued liabilities and the related effects on deferred income taxes and income tax benefit. This control deficiency resulted in the restatement of the Company’s quarterly consolidated financial statements as of and for the periods ended March 31, 2006 and June 30, 2006, respectively. Additionally, this control deficiency could result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

(c) Plan for remediation of material weakness

To address the material weakness in our internal control over financial reporting identified above, management has designed a remediation plan which will supplement the existing controls of the Company. The remediation plan addresses the following:

i)	The implementation of additional controls and procedures to ensure that all unique or complex transactions identified for review by the accounting and legal departments are discussed among these departments and with key operations personnel involved with the transaction to ensure a complete and accurate understanding of the transaction;

ii)	The preparation of detailed written documentation of the accounting analysis and conclusions reached specific to unique or complex transactions and the related identification of all applicable GAAP, including guidance obtained from outside resources regarding pending accounting pronouncements and related interpretations; and

iii)	Appropriate discussion of the review and analysis of the final accounting considerations and conclusions reached as they relate to those unique and complex transactions with the Audit Committee.

The material weakness described above will be considered remediated when, in the opinion of the Company’s management, the revised controls discussed above have been designed and available to operate for a sufficient period of time to provide reasonable assurance as to their effectiveness.

(d) Changes in internal control over financial reporting

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in (b) and (c) above, management is implementing changes in our internal control over financial reporting in connection with the identification of the material weakness and design of a plan for remediation.

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

DOMINION HOMES, INC.
(Registrant)

Date: November 9, 2006	By:	/s/ Douglas G. Borror
Douglas G. Borror
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ William G. Cornely
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