Form 10-Q/A
period 2006-06-30
DOMINION HOMES INC
filed 2006-11-09
CIK 917857

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

EXPLANATORY NOTE

On October 31, 2006, the Audit Committee of the Board of Directors approved management’s recommendation that the Company’s unaudited interim consolidated financial statements as of and for the quarter ended March 31, 2006 and as of and for the six-month period ended June 30, 2006, should be restated. In response to a comment received from the Staff of the Securities and Exchange Commission pursuant to a periodic review of the Company’s filings, the Company reassessed its recognition of a $1.8 million gain related to the sale of a 50.1% interest in Centennial Home Mortgage, LLC (“Centennial”) in March 2006. After further consideration of the facts surrounding the sale of the interest and the operation of Centennial subsequent to the sale and additional review of EITF 01-2 Issue 9, the Company concluded that the $1,800,000 gain on the sale of the interest in Centennial should be indefinitely deferred. Please refer to Note 12 to our unaudited interim consolidated financial statements included in this amendment on Form 10-Q/A for a further discussion of the restatement. Accordingly, the Company has restated its financial statements for the quarterly period ended March 31, 2006 and for the six month period ended June 30, 2006 with the filing of amended quarterly reports on Form 10-Q/A and is restating its financial statements for the six month period ended June 30, 2006 in this amended report.

The correction of the error in the previously filed unaudited interim consolidated financial statements resulted in a violation in the minimum interest coverage ratio covenant stipulated in the Company’s Second Amended and Restated Credit Agreement for which the Company obtained a waiver for the June 30 measurement date. See Note 12 to our unaudited interim consolidated quarterly financial statement included in this Form 10-Q/A for further discussion.

This amendment to the Company’s Quarterly Report on Form 10-Q is being filed for the purpose of amending and restating Items 1, 2, and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s unaudited interim consolidated financial statements as of and for the six month period ended June 30, 2006, as described in Note 12 to such financial statements, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing this amended Quarterly Report on Form 10-Q/A, (iv) to included the certifications required by the Sarbanes-Oxley Act of 2002, and (v) to update the exhibits. Except as previously discussed and included in Note 12 to our unaudited interim consolidated quarterly financial statements included in this amendment on Form 10-Q/A, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement has not been changed and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 8, 2006. This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	June 30, 2006 (as restated, see Note 12)	December 31, 2005
Assets
Cash and cash equivalents	$705	$3,554
Accounts receivable:
Due from financial institutions for residential closings	1,620	3,941
Other	1,614	948
Real estate inventories:
Land and land development costs	300,592	323,594
Homes under construction	84,135	86,980
Land held for sale	17,567	12,481
Other	3,358	3,220

Total real estate inventories	405,652	426,275

Prepaid expenses and other	14,499	8,792
Deferred income taxes	1,682	1,485
Property and equipment, at cost	14,435	15,317
Less accumulated depreciation	(8,879)	(8,755)

Total property and equipment	5,556	6,562

Total assets	$431,328	$451,557

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$8,222	$11,465
Deposits on homes and land under contract	1,506	1,483
Accrued liabilities	19,762	28,536
Note payable, banks	207,628	205,240
Term debt	9,300	9,300

Total liabilities	246,418	256,024

Commitments and contingencies

Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,827,311 shares issued and 8,494,765 shares outstanding on June 30, 2006 and 8,565,261 shares issued and 8,244,715 shares outstanding on December 31, 2005	62,981	63,851
Deferred compensation	(27)	(901)
Retained earnings	122,757	133,792
Accumulated other comprehensive income	2,085	1,677
Treasury stock, at cost (332,546 shares at June 30, 2006 and 320,546 shares at December 31, 2005)	(2,886)	(2,886)

Total shareholders’ equity	184,910	195,533

Total liabilities and shareholders’ equity	$431,328	$451,557

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006 (as restated, see Note 12)	2005
Revenues	$75,835	$105,207	$137,620	$197,850
Cost of real estate sold	68,310	82,830	121,021	156,779

Gross profit	7,525	22,377	16,599	41,071
Selling, general and administrative	13,467	17,244	28,240	33,292

Income (loss) from operations	(5,942)	5,133	(11,641)	7,779
Interest expense	(2,568)	(1,873)	(4,876)	(3,564)

Income (loss) before income taxes	(8,510)	3,260	(16,517)	4,215

Provision (benefit) for income taxes	(2,583)	741	(5,482)	1,054

Net income (loss)	$(5,927)	$2,519	$(11,035)	$3,161

Earnings (loss) per share
Basic	$(0.73)	$0.31	$(1.36)	$0.39

Diluted	$(0.73)	$0.31	$(1.36)	$0.39

Weighted average shares outstanding
Basic	8,114,174	8,054,648	8,104,494	8,049,844

Diluted	8,114,174	8,203,815	8,104,494	8,206,933

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited, as restated, see Note 12)

	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Liability	Trust Shares
Balance, December 31, 2005	$63,851	$81	$(982)	$133,792	$1,677	$(2,886)	$195,533
Net loss	—	—	—	(11,035)	—	—	(11,035)
Unrealized hedging gain, net of deferred taxes of ($184)	—	—	—	—	408	—	408

Comprehensive loss							(10,627)
Shares awarded	21	—	—	—	—	—	21
Exercise of stock options	24	—	—	—	—	—	24
Stock based compensation benefit	(47)	—	—	—	—	—	(47)
Unearned compensation reclass as of FAS 123R adoption date	(868)	868	—	—	—	—	—
Deferred compensation	—	(129)	135	—	—	—	6

Balance, June 30, 2006	$62,981	$820	$(847)	$122,757	$2,085	$(2,886)	$184,910

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006 (as restated, see Note 12)	2005
Cash flows from operating activities:
Net income (loss)	$(11,035)	$3,161
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,678	1,729
Amortization of unearned compensation	(47)	225
Net loss on impaired real estate inventories	2,695	2,398
Gain on sale of land	(456)	(824)
Loss on disposal of fixed assets	74	161
Issuance of common shares for compensation	21	35
Deferred income taxes	(382)	1,052
Changes in assets and liabilities:
Accounts receivable	1,829	(898)
Real estate inventories	11,800	(20,324)
Prepaid expenses and other	(6,218)	(1,412)
Accounts payable	(3,243)	9,957
Deposits on homes and land under contract	23	772
Accrued liabilities	(2,330)	(5,918)

Net cash used in operating activities	(5,591)	(9,886)

Cash flows from investing activities:
Purchase of property and equipment	(948)	(1,189)
Proceeds from sale of property	549	840
Proceeds from sale of investment in Centennial Home Mortgage, LLC	1,838	—
Investment in Centennial Home Mortgage, LLC	(75)	—

Net cash provided by (used in) investing activities	1,364	(349)

Cash flows from financing activities:
Payments on note payable banks	(64,100)	(45,839)
Proceeds from note payable banks	66,488	57,850
Payments on term debt	—	(455)
Payments of financing fees	(1,034)	(100)
Payments on capital lease obligations	—	(471)
Proceeds from issuance of common shares	24	37

Net cash provided by financing activities	1,378	11,022

Net change in cash and cash equivalents	(2,849)	787
Cash and cash equivalents, beginning of period	3,554	6,710

Cash and cash equivalents, end of period	$705	$7,497

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$6,381	$3,411

Income taxes paid	$275	$2,278

Land acquired by seller financing	$—	$3,619

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

As of June 30, 2006, the Company was in compliance with all of the quarterly financial covenants of the Facility except the interest rate coverage ratio for which it obtained a waiver for the June 30, 2006 measurement date. The Company had $937,000 available to borrow under the Facility, after adjustment for borrowing base limitations. However, as a result of lower than expected sales in the first and second quarter of 2006, the Company believes that it is unlikely that it will be able to satisfy the ratio of uncommitted land to consolidated tangible net worth covenant in the Facility at December 31, 2006, and the minimum interest coverage ratio covenant at September 30, 2006 and December 31, 2006. The failure to satisfy these covenants would constitute a breach of, and potentially a default under, the Facility. The Company is pursuing measures to avoid a default under the Facility and to execute its 2006 plan to reduce land inventories and outstanding debt. These measures include aggressively pursuing land sales, negotiating waivers or amendments with our existing bank group, and exploring alternative sources of financing. The Company is currently in negotiations with its bank group to either execute an extension of the Facility or enter into a new facility by December 31, 2006. Note payable, banks includes outstanding borrowings of $204,100,000 and $205,000,000 at June 30, 2006 and December 31, 2005, respectively.

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

On February 21, 2006, a purported class action lawsuit was filed against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations who have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds. The complaint also alleges that the defendants extended credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiff’s claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA.

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

12. Restatement of Financial Statements

In response to a comment received from the Staff of the Securities and Exchange Commission pursuant to a periodic review of the Company’s filings, the Company reassessed its recognition of a $1.8 million gain related to the sale of a 50.1% interest in Centennial. As described in Note 11, Joint Venture Arrangement, the Company formed the Centennial joint venture arrangement with Wells Fargo on March 31, 2006. Since entering into joint venture, the Company has made available in its sales offices and provided to its customers Centennial brochures, rate sheets and other collateral and/or promotional materials. The Company also maintains a link to Centennial on its internet website. The Company has on occasion engaged in joint marketing efforts with Centennial including mailings to the realtor community. Customers of the Company are in no way obligated to use Centennial’s services; however, the joint venture agreement between the parties contemplates that the Company will actively promote Centennial to its customers. The Company expects that, as long as it continues to hold an equity interest in Centennial, it will also continue to engage in similar activities with respect to Centennial. The joint venture agreement contains termination provisions should either party decided to cease its participation in the arrangement.

After further consideration of the facts related to the sale, the Company believes that promoting Centennial to its customers in the foregoing manner, consistent with all applicable legal requirements, and the expectation that the customers of the Company will comprise a significant portion of Centennial’s customers, demonstrates an implied commitment to support the operations of Centennial under Issue 9 of EITF 01-2, Interpretations of APB Opinion No. 29, that would result in an indefinite deferral of recognition of the $1.8 million gain on the sale of the Centennial membership interests to Wells Fargo. Therefore, the Company determined it was appropriate to restate its previously issued financial statements to defer the $1.8 million gain recorded in the six month period ended June 30, 2006. The deferral of the gain results in a related adjustment of $638,000 to deferred income taxes and income tax benefit. The correction of the error resulted in a violation of the minimum interest rate coverage ratio financial covenant stipulated in the Facility for which the Company obtained a waiver for the June 30, 2006 measurement date.

The correction of the above noted error had the following impact on the unaudited interim consolidated financial statements as of and for the six month period ended June 30, 2006:

	(In thousands of dollars, except per share amounts)
	As reported	As restated
Deferred income taxes	$1,044	$1,682
Accrued liabilities	17,962	19,762
Retained earnings	123,919	122,757

Gain on sale of investment	1,800	—
Income (loss) before income taxes	(14,717)	(16,517)
Provision (benefit) for income taxes	(4,844)	(5,482)
Net income (loss)	(9,873)	(11,035)
Basic and diluted net income (loss) per share	$(1.22)	$(1.36)

There was no impact on reported cash flows from operating, investing, or financing activities for the six month period ended June 30, 2006 as a result of this correction.

The following table sets forth the effects of the restatement adjustments discussed above on the Unaudited Consolidated Balance Sheet as of June 30, 2006:

	June 30, 2006
	As reported	As restated
Assets
Cash and cash equivalents	$705	$705
Accounts receivable:
Due from financial institutions for residential closings	1,620	1,620
Other	1,614	1,614
Real estate inventories:
Land and land development costs	300,592	300,592
Homes under construction	84,135	84,135
Land held for sale	17,567	17,567
Other	3,358	3,358

Total real estate inventories	405,652	405,652

Prepaid expenses and other	14,499	14,499
Deferred income taxes	1,044	1,682
Property and equipment, at cost	14,435	14,435
Less accumulated depreciation	(8,879)	(8,879)

Total property and equipment	5,556	5,556

Total assets	$430,690	$431,328

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$8,222	$8,222
Deposits on homes and land under contract	1,506	1,506
Accrued liabilities	17,962	19,762
Note payable, banks	207,628	207,628
Term debt	9,300	9,300

Total liabilities	244,618	246,418

Commitments and contingencies
Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,827,311 shares issued and 8,494,765 shares outstanding on June 30, 2006	62,981	62,981
Deferred compensation	(27)	(27)
Retained earnings	123,919	122,757
Accumulated other comprehensive income	2,085	2,085
Treasury stock, at cost (332,546 shares at June 30, 2006)	(2,886)	(2,886)

Total shareholders’ equity	186,072	184,910

Total liabilities and shareholders’ equity	$430,690	$431,328

The following table sets forth the effects of the restatement adjustments discussed above on the Unaudited Consolidated Statement of Operations for the six months ended June 30, 2006:

	Six Months Ended June 30, 2006
	As reported	As restated
Revenues	$137,620	$137,620
Cost of real estate sold	121,021	121,021

Gross profit	16,599	16,599
Selling, general and administrative	28,240	28,240

Income (loss) from operations	(11,641)	(11,641)
Gain on sale of investment	1,800	—
Interest expense	(4,876)	(4,876)

Income (loss) before income taxes	(14,717)	(16,517)

Provision (benefit) for income taxes	(4,844)	(5,482)

Net income (loss)	$(9,873)	$(11,035)

Earnings (loss) per share
Basic	$(1.22)	$(1.36)

Diluted	$(1.22)	$(1.36)

Weighted average shares outstanding
Basic	8,104,494	8,104,494

Diluted	8,104,494	8,104,494

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006, included in this Quarterly Report on Form 10-Q/A, have been restated as discussed in Note 12 to the unaudited consolidated financial statements. For purposes of this Form 10-Q/A, each item of the Form 10-Q for the quarter ended June 30, 2006 as originally filed on August 8, 2006 that was affected by the restatement has been amended to the extent affected. The disclosure contained in the Original Form 10-Q has not been modified or updated except for updates made to Part I, Items 1, 2 and 4 and Part II, Item 6.

Throughout this discussion and analysis of financial condition and results of operations, all referenced amounts and comparisons reflect the balance and amounts on a restated basis.

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

DHFS’s mortgage operations have been undergoing a review by the U.S. Department of Housing and Urban Development (“HUD”). During July 2006 the Company received letters from HUD indicating that items under review for both Ohio and Kentucky operations were accepted and that no further response from the Company was required, effectively closing the review without further consequence to the Company.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated Statements of Operations Data (unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	90.1	78.7	87.9	79.2

Gross profit	9.9	21.3	12.1	20.8
Selling, general and administrative	17.8	16.4	20.5	16.8

Income (loss) from operations	(7.9)	4.9	(8.4)	4.0
Interest expense	(3.4)	(1.8)	(3.5)	(1.9)

Income (loss) before income taxes	(11.3)	3.1	(11.9)	2.1

Provision for income taxes	(3.4)	0.7	(4.0)	0.5

Net income (loss)	(7.9)%	2.4%	(7.9)%	1.6%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	356	655	831	1,281
Closings	398	548	713	1,026
Backlog at period end	548	887	548	887
Average sales price of homes closed during the period (in thousands)	$189	$190	$191	$190
Average sales value of homes in backlog at period end (in thousands)	$200	$200	$200	$200
Aggregate sales value of homes in backlog at period end (in thousands)	$109,605	$177,121	$109,605	$177,121

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

Provision (Benefit) for Income Taxes. Our income tax benefit for the first six months of 2006 was $5.5 million compared to tax expense of $1.1 million for the first six months of 2005. The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. Income tax expense for the first six months of 2006 and 2005 reflects estimated annual effective tax rates of 33.1% and 35.4%, respectively. The actual effective income tax rates for the first six months of 2006 and 2005 were 33.2% and 25.0%, respectively. The actual tax rate for the first six months of 2005 was below the annual estimated effective tax rate due primarily to a reduction of $820,000 in estimated tax liabilities as a result of favorable tax audit settlements.

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

The Amendment includes the revision of certain financial covenants. The tangible net worth requirement was increased to $175 million as of March 31, 2006. The maximum allowable leverage ratio was reduced from 2.25 to 2.00 at June 30, 2006 and to 1.75 at December 31, 2006. The ratio of uncommitted land to consolidated tangible net worth was reduced from a maximum of 1.90 at December 31, 2005 to 1.75 at March 31, 2006, 1.70 at September 30, 2006 and 1.55 at December 31, 2006. The minimum interest coverage ratio covenant was decreased from 1.90 at December 31, 2005 to 1.30 at March 31, 2006, 0.80 at June 30, 2006, 0.60 at September 30, 2006 and December 31, 2006 and 1.00 at March 31, 2007. Additional fee tiers have also been included that will be applicable when interest coverage is less than 1.75. The Amendment includes a limitation on the total value of developed unsold lots and lots under development of $155 million at June 30, 2006, $150 million at September 30, 2006 and $145 million at December 31, 2006 and thereafter. The definition of the borrowing base calculation was revised in the amendment and we granted a lien on substantially all of our assets, including our real estate, as collateral for the Facility.

At June 30, 2006, the Company was in compliance with all of the quarterly financial covenants of the Facility, except the minimum interest coverage ratio covenant for which it obtained a waiver for the June 30, 2006 measurement date. However, as a result of lower than expected sales in the first and second quarters of 2006, we believe that it is unlikely that we will be able to satisfy the ratio of uncommitted land to consolidated tangible net worth covenant in the Facility at December 31, 2006, and the minimum interest coverage ratio at September 30, 2006, and December 31, 2006. Our failure to satisfy these covenants would constitute a breach of, and potentially a default under, the Facility. We are pursuing measures to avoid a default under the Facility and to execute our 2006 plan to reduce land inventories and outstanding debt. These measures include aggressively pursuing land sales, negotiating waivers or amendments with our existing bank group, and exploring alternative sources of financing. The Facility is currently scheduled to expire in May 2007. We are currently in negotiations with our bank group to either execute an extension of the Facility or enter into a new facility by December 31, 2006.

Sources and Uses of Cash for the First Six Months of 2006 Compared to the First Six Months of 2005

For the six months ended June 30, 2006, we used $5.6 million of cash to fund our operations. Significant items that contributed to this included a decrease of $8.8 million in accrued liabilities due to the payment of bonuses, and other items that were accrued at December 31, 2005 and a decrease of $3.2 million in accounts payable as a result of our reduced land development activities. The net decrease in our real estate inventories provided cash of $11.8 million which partially offset the above cash outflows. Our financing activities provided $1.4 million of cash, primarily related to net borrowings of $2.4 million under our Facility offset by cash outlays related to the costs of the recent amendment of the Facility of $1.0 million.

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

					TOTAL
	2006	2007	2008	2009	June 30, 2006	Dec. 31, 2005
Debt Instruments
Variable rate		$207,628			$207,628	$205,240
Average interest rate*					6.62%	5.29%

Interest Rate Derivatives
Notional amount	$120,000	$110,000	$60,000	$20,000	$120,000	$120,000
Average pay rate	3.31%	3.35%	3.74%	4.45%	3.31%	3.21%
Average receive rate	4.98%	4.98%	4.97%	4.96%	4.98%	3.34%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiency constitutes a material weakness in our internal control over financial reporting at September 30, 2006:

•	The Company did not maintain effective controls over the selection and application of generally accepted accounting principles (GAAP). Specifically, the Company incorrectly applied GAAP in accounting for the recognition of the gain on sale of ownership interests in Centennial Home Mortgage, LLC by inaccurately recognizing the gain at the time of sale, rather than recording the gain as an indefinite deferral due to the Company’s implied commitment to support the operations of Centennial Home Mortgage, LLC. The accounts effected include the gain on sale, accrued liabilities and the related deferred income taxes and income tax benefit. This control deficiency resulted in the restatement of the Company’s quarterly consolidated financial statements as of and for the periods ended March 31, 2006 and June 30, 2006, respectively. Additionally, this control deficiency could result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

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

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations who have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA.

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

Item 1A. Risk Factors.

We believe it is unlikely that we will be able to satisfy certain financial covenants in our bank credit facility at September 30, 2006 and December 31, 2006. If we are not able to satisfy these covenants, or obtain waivers of or amendments to the covenants, our lenders could declare a default and demand repayment. Our current bank credit facility requires that we maintain a ratio of uncommitted land to consolidated tangible net worth of 1.70 at September 30, 2006, and 1.55 at December 31, 2006, and a minimum interest coverage ratio of 0.60 at September 30, 2006, and December 31, 2006. Unless we are able to reduce our projected operating losses in the third and fourth quarters, reduce our land holdings, or obtain alternative sources of financing in the short term, we believe it is unlikely that we will be able to satisfy the interest coverage ratio covenants at September 30, 2006, and December 31, 2006, and the land to tangible net worth covenant at December 31, 2006. Our failure to meet these covenants would permit our lenders to declare a default under our bank credit facility, and to pursue the remedies available to them under the bank credit facility. If we are unable to negotiate waivers or amendments to these covenants from our lenders, they could, among other remedies, terminate our ability to make any new borrowings, accelerate the repayment of all existing borrowings under the bank credit facility and foreclose on their liens on substantially all of our assets. If our lenders declared a default, there is no assurance that we would be able to obtain financing to pay amounts owed under the bank credit facility and it is likely that we would have to consider seeking protection from our creditors under the federal bankruptcy laws.

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
William G. Cornely
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A filed April 30, 2003 (File No. 0-23270).

10.1	Employment Agreement with Jeffrey A. Croft.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 3, 2006 (File No. 0- 23270).

10.2	Restricted Share Agreement with Jeffrey A. Croft	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 10, 2006 (File No. 0- 23270).

10.3	2006 Amended Director Compensation Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2006 Form 10-Q (File No. 0- 23270).

10.4	Dominion Homes, Inc. Amended and Restated 2003 Stock Option and Incentive Equity Plan (as amended May 10, 2006)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2006 (File No. 0- 23270).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.