Form 10-Q
period 2006-09-30
DOMINION HOMES INC
filed 2006-11-09
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Number of common shares outstanding as of October 31, 2006: 8,756,959

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$201	$3,554
Accounts receivable:
Due from financial institutions for residential closings	349	3,941
Other	1,429	948
Real estate inventories:
Land and land development costs	289,390	323,594
Homes under construction	82,410	86,980
Land held for sale	23,174	12,481
Other	2,494	3,220

Total real estate inventories	397,468	426,275

Prepaid expenses and other	14,910	8,792
Deferred income taxes	3,458	1,485
Property and equipment, at cost	14,130	15,317
Less accumulated depreciation	(9,043)	(8,755)

Total property and equipment	5,087	6,562

Total assets	$422,902	$451,557

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$10,551	$11,465
Deposits on homes and land under contract	1,375	1,483
Accrued liabilities	18,630	28,536
Note payable, banks	205,722	205,240
Term debt	8,488	9,300

Total liabilities	244,766	256,024

Commitments and contingencies
Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,811,206 shares issued and 8,478,660 shares outstanding on September 30, 2006 and 8,565,261 shares issued and 8,244,715 shares outstanding on December 31, 2005	62,984	63,851
Deferred compensation	(19)	(901)
Retained earnings	116,816	133,792
Accumulated other comprehensive income	1,241	1,677
Treasury stock, at cost (332,546 shares at September 30, 2006 and 320,546 shares at December 31, 2005)	(2,886)	(2,886)

Total shareholders’ equity	178,136	195,533

Total liabilities and shareholders’ equity	$422,902	$451,557

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$64,925	$106,330	$202,545	$304,180
Cost of real estate sold	60,498	86,005	181,519	242,784

Gross profit	4,427	20,325	21,026	61,396
Selling, general and administrative	10,670	16,059	38,910	49,351

Income (loss) from operations	(6,243)	4,266	(17,884)	12,045
Interest expense	(2,709)	(2,033)	(7,585)	(5,597)

Income (loss) before income taxes	(8,952)	2,233	(25,469)	6,448

Provision (benefit) for income taxes	(3,011)	1,059	(8,493)	2,113

Net income (loss)	$(5,941)	$1,174	$(16,976)	$4,335

Earnings (loss) per share
Basic	$(0.73)	$0.15	$(2.09)	$0.54

Diluted	$(0.73)	$0.14	$(2.09)	$0.53

Weighted average shares outstanding
Basic	8,133,406	8,074,722	8,114,237	8,058,226

Diluted	8,133,406	8,207,177	8,114,237	8,207,535

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Liability	Trust Shares
Balance, December 31, 2005	$63,851	$81	$(982)	$133,792	$1,677	$(2,886)	$195,533
Net loss	—	—	—	(16,976)	—	—	(16,976)
Unrealized hedging loss, net of deferred taxes of $304	—	—	—	—	(436)	—	(436)

Comprehensive loss							(17,412)
Shares awarded	56	—	—	—	—	—	56
Exercise of stock options	24	—	—	—	—	—	24
Stock based compensation benefit	(79)	—	—	—	—	—	(79)
Unearned compensation reclass as of FAS 123R adoption date	(868)	868	—	—	—	—	—
Deferred compensation	—	(211)	225	—	—	—	14

Balance, September 30, 2006	$62,984	$738	$(757)	$116,816	$1,241	$(2,886)	$178,136

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(16,976)	$4,335
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2,568	2,475
Amortization of unearned compensation	(79)	(18)
Net loss on impaired real estate inventories	5,328	2,968
Gain on sale of land	(602)	(824)
Loss on disposal of fixed assets	183	295
Issuance of common shares for compensation	56	35
Deferred income taxes	(1,669)	1,590
Changes in assets and liabilities:
Accounts receivable	3,285	367
Real estate inventories	17,497	(42,397)
Prepaid expenses and other	(8,131)	(3,117)
Accounts payable	(914)	6,734
Deposits on homes and land under contract	(108)	1,193
Accrued liabilities	(3,445)	(4,127)

Net cash used in operating activities	(3,007)	(30,491)

Cash flows from investing activities:
Purchase of property and equipment	(1,183)	(1,594)
Proceeds from sale of property	549	840
Proceeds from sale of investment in Centennial Home Mortgage, LLC	1,838	—
Investment in Centennial Home Mortgage, LLC	(75)	—

Net cash provided by (used in) investing activities	1,129	(754)

Cash flows from financing activities:
Payments on note payable banks	(88,340)	(68,589)
Proceeds from note payable banks	88,822	100,198
Payments on term debt	(812)	(455)
Payments of financing fees	(1,169)	(165)
Payments on capital lease obligations	—	(633)
Proceeds from issuance of common shares	24	162

Net cash provided by (used in) financing activities	(1,475)	30,518

Net change in cash and cash equivalents	(3,353)	(727)
Cash and cash equivalents, beginning of period	3,554	6,710

Cash and cash equivalents, end of period	$201	$5,983

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$10,417	$5,050

Income taxes paid	$336	$3,179

Land acquired by seller financing	$—	$5,680

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

The Company reclassified the recognition of previously capitalized interest related to land development and home construction costs from interest expense to cost of real estate sold. The reclassifications increased cost of real estate sold and decreased interest expense by approximately $1,285,000 and $3,204,000 for the three and nine months ended September 30, 2005, respectively. The reclassifications had no effect on net income and were made to reflect recent reporting changes made within the homebuilding industry.

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

The following table illustrates the pro-forma effects on net income and earnings per share as if the Company had accounted for share-based compensation using the fair value method, as required by FAS 123R, for the three months and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,174,000	$4,335,000
Add: stock based compensation expense (benefit) included in reported net income, net of related tax effects	(128,000)	(12,000)
Deduct: stock-based compensation expense (benefit) determined using the fair value method, net of related tax effects	(89,000)	327,000

Pro forma net income	$1,135,000	$3,996,000

Earnings per share
Basic as reported	$0.15	$0.54
Basic pro forma	$0.14	$0.50
Diluted as reported	$0.14	$0.53
Diluted pro forma	$0.14	$0.49

The Company uses the Black-Scholes model to value its new stock option award grants under FAS 123R. Non-vested share awards granted to employees are valued based on the market price of the Company’s common shares on the date of grant. In addition, the Company estimates forfeitures in calculating the compensation expense related to all share-based payment awards. Compensation cost arising from stock option and non-vested share awards granted to employees is recognized as expense using the straight-line method over the vesting period. In addition, FAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. No such benefits were recorded during the first nine months of 2006.

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

	2006	2005	2004
Expected volatility	59%	168%	70%
Expected dividends	0%	0%	0%
Expected term (in years)	8	8	5
Risk-free rate	5.02%	4.20%	3.50%

A summary of the Company’s stock options outstanding as of September 30, 2006 and changes during the periods then ended is presented below:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
Options:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	110,500	$20.63	136,333	$21.85
Granted	—	$—	12,500	$10.57
Cancelled or forfeited	—	$—	(33,333)	$24.25
Exercised	—	$—	(5,000)	$4.75

Outstanding at end of period	110,500	$20.63	110,500	$20.63

Exercisable options	108,100	$20.64	108,100	$20.64
Unvested options	2,400	$20.00	2,400	$20.00

Outstanding at end of period	110,500	$20.63	110,500	$20.63

As of September 30, 2006, there was $25,000 of unrecognized compensation cost related to 2,400 unvested stock options outstanding. Valuations of the options granted and exercised during the three months and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$—	$—	$10.57	$14.48
Intrinsic value of stock options exercised	$—	$339,000	$26,000	$512,000

A summary of the weighted average remaining contractual term and intrinsic value of options outstanding and exercisable as of September 30, 2006 is presented below:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at period end	7.77	$—
Options exercisable at period end	7.77	$—

A summary of the Company’s non-vested restricted share awards outstanding as of September 30, 2006 and changes during the periods then ended is presented below:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
Non-vested Restricted Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	365,000	$14.72	152,000	$21.69
Granted	—	$—	280,000	$10.47
Forfeited	(20,000)	$10.42	(57,000)	$13.32
Vested	—	$—	(30,000)	$10.27

Outstanding at end of period	345,000	$14.96	345,000	$14.96

As of September 30, 2006, there was approximately $1,222,000 of total unrecognized compensation cost related to non-vested restricted share awards outstanding. That cost is expected to be recognized over a weighted average period of 2.4 years. Unearned compensation is included in common shares in the Consolidated Balance Sheet as of the FAS 123R adoption date. The total fair value of shares vested during 2006 was approximately $315,000.

A summary of the Company’s total share-based compensation expense (benefit) for the three months and nine months ended September 30, 2006 is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Vesting of stock option awards	$8,000	$133,000
Reversal of previously recognized share-based compensation expense related to stock options	(38,000)	(38,000)
Vesting of restricted share awards	126,000	643,000
Forfeiture of restricted share awards	(29,000)	(102,000)
Reversal of previously recognized share-based compensation expense related to restricted shares	(99,000)	(715,000)

Share-based compensation benefit	(32,000)	(79,000)
Income tax expense related to share-based compensation awards	7,000	81,000

Total share-based compensation expense (benefit), net of tax	$(25,000)	$2,000

During the second quarter of 2006, the Company reversed previously recognized share-based compensation expense of $616,000 related to 60,000 restricted share awards for which the Company determined the restrictions were not probable of achievement. During the third quarter of 2006, the Company reversed previously recognized share-based compensation expense of $99,000 for 117,500 restricted share awards for which the Company determined the restrictions were not probable of achievement.

During the third quarter of 2006, the Company reversed previously recognized share-based compensation expense of $38,000 related to the modification of an existing stock option award agreement. Share-based compensation expense recognized reflects the fair value of the modified award.

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

The summary of the total interest is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest incurred	$4,306,000	$3,253,000	$12,101,000	$8,939,000
Interest capitalized	(1,597,000)	(1,220,000)	(4,516,000)	(3,342,000)

Interest expensed directly	$2,709,000	$2,033,000	$7,585,000	$5,597,000

Capitalized interest, beginning of period	$6,268,000	$4,801,000	$5,007,000	$4,598,000
Interest capitalized	1,597,000	1,220,000	4,516,000	3,342,000
Capitalized interest charged to cost of real estate sold	(1,061,000)	(1,285,000)	(2,719,000)	(3,204,000)

Capitalized interest, end of period	$6,804,000	$4,736,000	$6,804,000	$4,736,000

4. Note Payable, Banks

The Company is party to the Second Amended and Restated Credit Agreement (the “Facility”) dated December 3, 2003. On March 30, 2006, the Company and the participant banks in the Facility amended the Facility to, among other things, decrease the amount of the Facility, change the borrowing base limitations, revise various financial covenants, impose additional business restrictions and secure borrowings under the Facility by liens on substantially all of the Company’s assets, including real estate. On September 29, 2006 and October 31, 2006, the Company and its lenders executed amendments to the Facility that waived compliance with the minimum interest coverage ratio covenant at June 30, 2006 and September 30, 2006, increased the Company’s potential borrowing base by $15,000,000 from October 1, 2006 through December 31, 2006, increased the Company’s borrowing rate to prime rate plus 1%, and provided that payments resulting from certain cash proceeds would be applied to reduce the revolving credit commitment. Under the Facility, as amended, the Company’s aggregate borrowings and letters of credit may not exceed (i) $216,000,000 from September 30, 2006 through October 25, 2006, (ii) $213,177,000 from October 26, 2006 through December 30, 2006, and (iii) $200,000,000 from December 31, 2006 and thereafter. Under the October 31, 2006 amendment, certain participating lenders may, but will not be required to provide protective advances at the Company’s request in excess of the commitment level and borrowing base of up to an aggregate of $7,000,000. These protective advances will bear interest at the applicable rate under the Facility, as amended, and will be secured obligations of the Company. The Facility terminates on May 31, 2007, unless extended by mutual agreement.

As of June 30, and September 30, 2006, the Company was in compliance with all of the financial covenants of the Facility, except the minimum interest coverage ratio covenant for which it obtained a waiver for both periods. However, as a result of lower than expected sales in the first nine months of 2006, the Company believes that it is unlikely that it will be able to satisfy the ratio of uncommitted land to consolidated tangible net worth covenant and the minimum interest coverage ratio covenant under the Facility at December 31, 2006. The failure to satisfy these covenants would constitute a breach of, and potentially a default under, the Facility. The

Company is pursuing measures to avoid a default under the Facility and to execute its 2006 plan to reduce land inventories and outstanding debt. These measures include aggressively pursuing land sales, negotiating waivers or amendments with our existing lenders, and exploring alternative sources of financing. The Company is currently in discussions with its lenders and other investors with the intent of entering into a new facility by December 31, 2006 or amending the existing Facility prior to that date. Note Payable, Banks includes outstanding borrowings of $202,050,000 and $205,000,000 at September 30, 2006 and December 31, 2005, respectively.

For a more detailed description of the Facility, see Note 6, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

5. Derivative Instruments and Hedging Activities

The Company has entered into various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on approximately $120,000,000 of outstanding debt at September 30, 2006. The Company has designated and accounted for the interest rate swap agreements as cash flow hedges as described in Note 9, Derivative Instruments and Hedging Activities, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

At September 30, 2006 and December 31, 2005, the Company had assets related to the interest rate swap agreements of $1,957,000 and $2,696,000, respectively. These assets are included in prepaid expenses and other in the Consolidated Balance Sheets. For the nine months ended September 30, 2006, the Company recorded other comprehensive loss of $436,000, net of tax, related to the decrease in the value of the interest rate swap agreements.

During the three and nine month periods ended September 30, 2006 and 2005, all interest rate swap agreements were evaluated and determined to be effective hedges and there were no gains or losses recognized in earnings for hedge ineffectiveness.

The weighted average fixed interest rate on interest rate swaps outstanding at September 30, 2006 of 3.31% does not reflect a variable margin that the Company pays to the lender based on the Company’s interest coverage ratio, as defined in the Facility. The variable margin ranges from 1.75% to 4.0% and is determined quarterly. The variable margin was 2.50% for the first and second quarters of 2006, 3.0% for the third quarter of 2006 and adjusted to 4.0% for subsequent periods as a result of the September 29, 2006 amendment to the Facility.

In late October 2006, the Company liquidated its interest rate swap agreements for cash proceeds of approximately $2,051,000.

6. Earnings (Loss) per Share

A reconciliation of the weighted average common shares used in basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares - basic	8,133,406	8,074,722	8,114,237	8,058,226
Common share equivalents	—	132,455	—	149,309

Weighted average shares - diluted	8,133,406	8,207,177	8,114,237	8,207,535

Common share equivalents include stock options and restricted common shares. Restricted common shares are included in common share equivalents when performance contingencies are achieved.

The effect of dilutive restricted shares and stock options is excluded from common share equivalents for the three and nine months ended September 30, 2006, in accordance with FAS 128, based upon the pre-tax loss for the three and nine month periods then ended. As of September 30, 2005, there were 60,000 restricted shares for which the performance contingencies had not been achieved and which were excluded from each of the three and nine months diluted earnings per share calculations. As of September 30, 2005, there were 165,500 and 180,500 stock options which were antidilutive and which were excluded from the three months and nine months diluted earnings per share calculations, respectively.

7. Warranty Costs

The Company provides a two-year warranty covering the roof, windows, doors and all mechanical elements of its homes, including the heating, plumbing and electrical systems. The Company also offers a 30-year warranty covering all major structural components in its Millennium Series, Independence Series and Tradition Series homes and a 10-year structural warranty on its Metropolitan Series and Grand Reserve Series homes. The Company initially provides an estimated amount of warranty cost for each home at the date of closing based on historical warranty experience. The Company periodically evaluates the adequacy of the reserve based on its experience. Factors that affect the Company’s warranty liability include the number of homes closed, historical warranty claims and cost per claim.

A reconciliation of the changes in the warranty liability for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at the beginning of the period	$1,942,000	$2,326,000	$2,010,000	$3,175,000
Warranty expense	313,000	462,000	1,012,000	375,000
Settlements made (in cash or in kind) during the period	(337,000)	(714,000)	(1,104,000)	(1,476,000)

Balance at the end of the period	$1,918,000	$2,074,000	$1,918,000	$2,074,000

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

On February 21, 2006, a purported class action lawsuit was filed against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations who have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds. The complaint also alleges that the defendants extended credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiff’s claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. Plaintiffs additional remaining claims at this time include fraud, negligent misrepresentation, civil conspiracy and unjust enrichment.

On February 23, 2006, a similar lawsuit was filed against the Company. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ participation in fraudulent conduct by DHFS related to down payment assistance programs in violation of federal and Ohio law. The complaint seeks monetary damages and attorneys’ fees and costs.

All of the above lawsuits are in the discovery phase. No determination has been made that any of these cases can be maintained as a class action. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints. Due to the uncertainty as to the outcome of the foregoing matters, management cannot make an estimate of exposure, if any, at this time.

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

9. Real Estate Inventories

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

Land held for sale includes unimproved land, lots under development and developed lots that no longer fit into the Company’s development plans and that the Company is currently marketing for sale. Land held for sale is valued at the lower of cost or fair value less estimated costs to sell.

The Company evaluates the recoverability of its real estate inventories using several factors including, but not limited to, the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community. The Company records impairment charges based upon a discounted cash flow analysis to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or through the sale of the land parcel or lot. The Company recognized an impairment charge based upon an evaluation of its community real estate inventories of approximately $ 700,000 for the three months and nine months ended September 30, 2006.

Also, the Company recognized impairment charges of $1,900,000 and $4,600,000 for the three months and nine months ended September 30, 2006 which were primarily related to reserves and write-offs of acquisition costs, deposits for land the Company decided not to purchase, and adjustments to the carrying value of certain parcels of land held for sale to fair value.

10. Land Purchase Commitments

Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which the Company’s obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. At September 30, 2006, the Company had $10,479,000 of cancelable contractual obligations for which the Company had determined that it was reasonably likely that it will complete the land or lot purchase. Good faith deposits on these contracts were $560,000 and are recorded in land and land development costs in the Consolidated Balance Sheet at September 30, 2006. An additional $534,000 of related pre-acquisition and due diligence costs are recorded in land and land development costs related to these cancelable contractual obligations. In addition, $663,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these cancelable contractual obligations at September 30, 2006.

At September 30, 2006, the Company was in the process of evaluating $5,151,000 of additional cancelable contractual obligations for which it had not yet determined whether it is reasonably likely that it will complete the land or lot purchase. Good faith deposits on these contracts were $588,000 and are recorded in land and land development costs in the Consolidated Balance Sheet at September 30, 2006. In addition, $693,000 of related pre-acquisition and due diligence costs is recorded in land and land development costs related to these contractual obligations. However, as of September 30, 2006, we have reserved $852,000 of the $1,281,000 related pre-acquisition costs, due diligence costs and deposits on these contracts based on management’s assessment of the likelihood of completing the land or lot purchase.

11. Income Taxes

The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. The Company estimates the annual effective tax rate based upon its forecast of annual pre-tax results. To the extent that actual pre-tax results differ from the forecast estimates applied at the end of the most recent interim period, the actual income tax rate recognized in 2006 could be materially different from the estimated rate as of the end of the third quarter.

Income tax expense for the third quarter of 2006 and 2005 reflects estimated annual effective income tax rates of 33.3% and 32.8%, respectively. The actual effective income tax rates for the third quarter of 2006 and 2005 were 33.6% and 47.4%, respectively. The actual tax rate for the third quarter of 2005 was above the annual estimated effective tax rate due primarily to an expected increase in state tax rates as a result of new legislation enacted in Ohio and Kentucky and for estimates of additional state taxes related to previously filed tax returns.

Income tax expense for the first nine months of 2006 and 2005 reflects estimated annual effective income tax rates of 33.3% and 32.8%, respectively. The decrease in estimated annual effective tax rate is primarily due to differences in estimated pre-tax earnings (loss) for 2006 compared to 2005.

12. Joint Venture Arrangement

On March 31, 2006, the Company, the Company’s mortgage financing services subsidiary (“DHFS”), Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively “Wells Fargo”) formed a new joint venture, Centennial Home Mortgage, LLC (“Centennial”). Centennial is currently operating as a full-service mortgage bank to the Company’s customers and the general public and is an operating subsidiary of Wells Fargo Bank, N.A. The Company is in the process of exiting the operations of DHFS and expects to have completed the processing of the current pipeline of loan activity by the end of 2006. The Company accounts for its investment in Centennial Home Mortgage, LLC using the equity method.

13. Recently Issued Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance as to how the effects on prior-year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB 108 will require the Company to quantify misstatements using both a balance sheet and income statement approach, with adjustment required if either method results in a material error. The provisions of SAB 108 are required to be applied December 31, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its consolidated financial position or results of operations.

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

The Company’s geographic markets were historically relatively stable markets for new home sales. During 2001 through 2003, new home sales in our markets were particularly strong and resulted in record sales levels for the Company. Then, during mid-2004, new home sales in our markets began to slow and that trend has continued through September 30, 2006. We believe the primary reasons for this slowdown include additional existing home inventory, and slowing sales in the resale home market, a decline in the overall demand for new homes, increased interest rates compared to prior years, a lower level of consumer confidence and slower economic activity in our markets.

This trend of fewer home sales in our markets impacted third quarter 2006 financial results as revenues declined by 38.9% to $64.9 million from the delivery of 338 homes, compared to $106.3 million from the delivery of 549 homes during the same period the previous year. The Company’s average delivered home price for the third quarter of 2006 remained consistent at approximately $191,100 compared to approximately $191,000 for the third quarter of the previous year. Reduced revenues, combined with a higher cost of sales as a percentage of revenues, resulted in a net loss of $5.9 million, or $0.73 per diluted share, for the third quarter of 2006 compared to net income of $1.2 million, or $0.14 per diluted share, for the three months ended September 30, 2005.

Gross profit for the third quarter of 2006 was $4.4 million compared to $20.3 million for the third quarter of 2005, principally due to the delivery of 211 fewer homes and a decline in the Company’s gross profit margin to 6.8% from 19.1%. Gross profit for the third quarter of 2006 was reduced by a $2.6 million non-cash real estate inventory impairment charge to cost of sales and increased by a $146,000 gain from the sale of land with a net book value of $2.8 million. Included in cost of sales for the third quarter of 2005 is a similar charge of $570,000 to cost of sales for deposits and pre-acquisition costs incurred for land that the Company decided not to purchase. These charges reduced the reported third quarter 2006 and 2005 gross profit margins by 3.8% and 0.5%, respectively.

Selling, general and administrative expenses declined by $5.4 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily as a result of a reduction in the number of employees and cost savings initiated late in 2005 and during the first nine months of 2006. We expect to continue to reduce our cost structure to generate additional cost savings. Interest expense increased by $676,000 principally as a result of a higher average borrowing interest rate.

During the three months ended September 30, 2006, we sold 209 homes, with a sales value of $39.4 million, compared to 433 homes, with a sales value of $81.8 million, during the three months ended September 30, 2005. Our backlog at September 30, 2006 was 419 sales contracts, with a sales value of $84.6 million, compared to a backlog of 771 sales contracts, with a sales value of $154.6 million, at September 30, 2005.

The Company had 53 active sales communities at September 30, 2006 compared to 55 at September 30, 2005. Effective June 30, 2006, the Company began reporting its number of active sales communities by geographic location rather than by series of homes. This change was implemented due to the development of a limited number of master planned communities that contain as many as five different series of homes. In most cases these master planned communities are in a single geographic location and are usually promoted using a similar, common community name. This change reduced the number of active sales communities reported at September 30, 2005 to 55 from 64.

On March 31, 2006, Dominion Homes Financial Services (“DHFS”), Wells Fargo Bank, N.A., and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”) entered into a new joint venture, Centennial Home Mortgage, LLC (“Centennial”). Centennial is currently operating as a full-service mortgage bank to our customers and the general public. Centennial provides our customers access to a full range of competitively priced mortgage products from a nationally recognized and AAA rated mortgage lender and loan servicer. We expect DHFS to cease operations in the fourth quarter of 2006 after it has fully satisfied all commitments to borrowers for loans that have been approved but not yet funded. We anticipate our share of stabilized joint venture income from Centennial will be comparable to the contribution that was provided by DHFS.

During the first quarter of 2006, we recorded a gain of approximately $1.8 million on the sale of the Centennial membership interest to Wells Fargo. We subsequently determined that under applicable accounting rules we have an implied commitment to support the operations of Centennial and therefore have restated our first and second quarter 2006 unaudited interim consolidated financial statements to indefinitely defer the recognition of the gain until the joint venture ceases to exist or we otherwise satisfy applicable accounting requirements for the recognition of the gain.

On September 29 and October 31, 2006 the Company and its lenders amended the credit facility to:

•	increase the interest rate to Prime plus 1%;

•	require a percentage of the proceeds from certain non-recurring transactions be used to reduce the total commitment amount;

•	provide a protective advance option that permits the lenders to advance, at their option, an additional $7 million at the Prime plus 1% interest rate at the request of the Company;

•	waive any default of the Company’s interest ratio covenants for the quarters ended June 30, 2006 and September 30, 2006; and

•	increase the borrowing base definition by $15 million from October 1, 2006 through December 31, 2006.

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

Seasonality and Variability in Quarterly Results

We experience significant seasonality and quarter-to-quarter variability in our homebuilding activity. We believe home buyers have a tendency to shop for a new home in the spring with the goal of closing in the fall or winter. Weather conditions can also accelerate or delay the scheduling of closings.

The following table sets forth certain data for each of our last eight quarters:

Three Months Ended	Revenues	Closings	Sales Contracts*	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Sept. 30, 2004	$162,623	820	598	845
Dec. 31, 2004	$115,494	605	392	632
Mar. 31, 2005	$92,643	478	626	780
June 30, 2005	$105,207	548	655	887
Sept. 30, 2005	$106,330	549	433	771
Dec. 31, 2005	$111,520	571	230	430
Mar. 31, 2006	$61,785	315	475	590
June 30, 2006	$75,835	398	356	548
Sept. 30, 2006	$64,925	338	209	419

*	Net of cancellations.

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

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing; however, some cancellations may occur prior to or during the construction process typically if the home buyers contract is subject to sale of an existing home.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consolidated Statements of Operations Data (unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	93.2	80.9	89.6	79.8

Gross profit	6.8	19.1	10.4	20.2
Selling, general and administrative	16.4	15.1	19.2	16.2

Income (loss) from operations	(9.6)	4.0	(8.8)	4.0
Interest expense	(4.2)	1.9	(3.7)	1.8

Income (loss) before income taxes	(13.8)	2.1	(12.5)	2.2

Provision (benefit) for income taxes	(4.6)	1.0	(4.2)	0.7

Net income (loss)	(9.2)%	1.1%	(8.3)%	1.5%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	209	433	1,040	1,714
Closings	338	549	1,051	1,575
Backlog at period end	419	771	419	771
Average sales price of homes closed during the period (in thousands)	$191	$191	$191	$191
Average sales value of homes in backlog at period end (in thousands)	$202	$200	$202	$200
Aggregate sales value of homes in backlog at period end (in thousands)	$84,630	$154,615	$84,630	$154,615

Third Quarter 2006 Compared to Third Quarter 2005

Revenues. Our revenues for the third quarter of 2006 were $64.9 million from the delivery of 338 homes, compared to $106.3 million from the delivery of 549 homes during the same period the previous year. The average delivery price of homes during the third quarter of 2006 remained consistent at $191,100 compared to $191,000 for the third quarter of 2005 primarily due to larger sales discounts that were offered to our customers. Third quarter 2006 revenues include fee revenue from our mortgage financing services subsidiary of $287,000 compared to $1.4 million for the third quarter of 2005.

Gross Profit. Our gross profit margin for the third quarter of 2006 declined to 6.8% from 19.1% for the third quarter of 2005. This decline in the gross profit margin is primarily the result of larger sales discounts, which increased to 8.0% of revenues during the third quarter of 2006 from 2.6% of revenues during the third quarter of 2005. The gross profit margin for the third quarter of 2006 and 2005 reflects the following changes in major home building costs: land 19.3% versus 18.3%, construction costs 59.7% versus 53.2% and other costs 14.2% versus 9.5%. The other cost item includes a $2.6 million non-cash charge to cost of sales related to real estate inventory impairment charges and a $146,000 gain from the sale of land with a net book value of $2.8 million. Included in cost of sales for the third quarter of 2005 is a similar charge of $570,000 related to deposits and pre-acquisition costs incurred for land the Company decided not to purchase. These transactions impacted the third quarter 2006 and 2005 gross profit margin by 3.8% and 0.5%, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $10.7 million for the three months ended September 30, 2006 compared to $16.1 million for the three months ended September 30, 2005, principally as a result of delivering fewer homes and our efforts to better align the scale of our operations with the current sales pace. As a percentage of revenues, selling, general and administrative expenses were 16.4% and 15.1% for the third quarter 2006 and 2005, respectively. We made significant reductions in the number of our employees during the fourth quarter of 2005 and the second quarter of 2006 and are continuing to aggressively pursue additional cost saving measures.

Interest Expense. Our interest expense was $2.7 million for the third quarter of 2006 compared to $2.0 million for the third quarter of 2005. The increase is due to a higher average borrowing interest rate, offset by lower average borrowings outstanding and $377,000 more interest capitalized during the third quarter of 2006 than the third quarter of 2005. The weighted average borrowing rate for the third quarter of 2006, excluding amortization of bank fees, increased to 7.3% from 5.3% for the third quarter of 2005. Our average revolving line of credit borrowings outstanding decreased to $206.7 million for the third quarter of 2006 compared to $217.1 million for the third quarter of 2005 due to decreased investment in land and land development.

Provision (Benefit) for Income Taxes. Our income tax benefit for the third quarter of 2006 was $3.0 million compared to income tax expense of $1.1 million for the third quarter of 2005. We typically provide for income taxes in interim periods based on our annual estimated effective tax rate. Income tax expense for the third quarter of 2006 and 2005 reflects estimated annual effective income tax rates of 33.3% and 32.8%, respectively. The actual effective income tax rates for the third quarter of 2006 and 2005 were 33.6% and 47.4%, respectively. The actual tax rate for the third quarter of 2005 was above the annual estimated effective tax rate due primarily to an increase in expected state tax rates as a result of new legislation enacted in Ohio and Kentucky and for estimates of additional state taxes related to previously filed tax returns.

First Nine Months 2006 Compared to First Nine Months 2005

Revenues. Our revenues for the first nine months of 2006 were $202.5 million from the delivery of 1,051 homes compared to $304.2 million from the delivery of 1,575 homes during the same period in the previous year. There were no sale/lease backs during the first nine months of 2006, but the first nine months of 2005 revenues included the sale of 20 model homes, with a sales value of $3.2 million, which we leased back for use as sales models. The average delivery price of homes during the first nine months of 2006 increased to $191,000 compared to $190,600 for the first nine months of 2005. The first nine months of 2006 revenues include fee revenue from our mortgage financing services subsidiary of $1.6 million compared to $3.8 million for the first nine months of 2005.

Gross Profit. Our gross profit margin for the first nine months of 2006 declined to 10.4% from 20.2% for the first nine months of 2005. This decline in the gross profit margin is primarily the result of larger sales discounts, which increased to 7.2% of revenues for the first nine months of 2006 from 2.9% of revenues for the first nine months of 2005. The gross profit margin for the first nine months of 2006 and 2005 reflects the following changes in major home building costs: land 19.2% versus 18.0%, construction costs 58.7% versus 53.4% and other costs 11.7% versus 8.4%. The other cost item includes a $5.3 million non-cash charge to cost of sales related to real estate inventory impairment charges and deposits and pre-acquisition costs incurred for land that the Company decided not to purchase and a $602,000 gain from the sale of land with a net book value of $5.3 million. Included in cost of sales for the first nine months of 2005 is a similar charge of $3.0 million related to deposits and pre-acquisition costs incurred for land the Company decided not to purchase and an $824,000 gain from the sale of land. These transactions impacted the first nine months of 2006 and 2005 gross profit margin by 2.3% and 0.7%, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $38.9 million for the first nine months of 2006 compared to $49.4 million for the first nine months of 2005, principally as a result of delivering fewer homes and our efforts to better align the scale of our operations with our current sales pace. As a percentage of revenues, selling, general and administrative expenses were 19.2% and 16.2% for the first nine months of 2006 and 2005, respectively. We made significant reductions in the number of our employees during the fourth quarter of 2005 and the second quarter of 2006 and are continuing to aggressively pursue additional cost saving measures.

Interest Expense. Our interest expense was $7.6 million for the first nine months of 2006 compared to $5.6 million for the first nine months of 2005. The increase is due to having higher average borrowings outstanding and a higher average borrowing interest rate, offset by $1.2 million more interest capitalized during the first nine months of 2006 than the first nine months of 2005. Our average revolving line of credit borrowings outstanding increased to $212.2 million for the first nine months of 2006 compared to $207.0 million for the first nine months of 2005 due to increased investment in land and land development. In addition, the weighted average borrowing rate for the first nine months of 2006, excluding amortization of bank fees, increased to 6.8% from 5.0% for the first nine months of 2005.

Provision (Benefit) for Income Taxes. Our income tax benefit for the first nine months of 2006 was $8.5 million compared to income tax expense of $2.1 million for the first nine months of 2005. We typically provide for income taxes in interim periods based on our annual estimated effective tax rate. Income tax expense for the first nine months of 2006 and 2005 reflects estimated annual effective tax rates of 33.3% and 32.8%, respectively. The actual effective income tax rates for the first nine months of 2006 and 2005 were 33.3% and 32.8%, respectively.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and our investment in land. We rely on the cash flow from our sales in backlog, proceeds from the sale of land and developed lots and funds from our Credit Facility (the “Facility”) to meet our short-term cash obligations. The primary reasons that we could require additional capital are sustained operating deficits, expansion in our existing markets, expansion into new markets or purchase of a home building company.

On March 30, 2006, the Company and the participant banks in the Facility amended the Facility to, among other things, decrease the amount of the Facility, change the borrowing base limitations, revise various financial covenants, impose additional business restrictions and secure borrowings under the Facility by liens on substantially all of the Company’s assets, including real estate. On September 29, 2006 and October 31, 2006, the Company and its lenders executed amendments to the Facility that waived compliance with the minimum interest coverage ratio covenant at June 30, 2006 and September 30, 2006, increased the Company’s potential borrowing base by $15,000,000 from October 1, 2006 through December 31, 2006, increased the Company’s borrowing rate to prime rate plus 1%, and provided that payments resulting from certain cash proceeds would be applied to reduce the revolving credit commitment. Under the Facility, as amended, the Company’s aggregate borrowings and letters of credit may not exceed (i) $216,000,000 from September 30, 2006 through October 25, 2006, (ii) $213,177,000 from October 26, 2006 through December 30, 2006, and (iii) $200,000,000 from December 31, 2006 and thereafter. Under the October 31, 2006 amendment, certain participating lenders may, but will not be required to provide protective advances of up to an aggregate of $7,000,000 at the Company’s request in excess of the commitment level and borrowing base. These protective advances will bear interest at the applicable rate under the Facility, as amended, and will be secured obligations of the Company. The Facility terminates on May 31, 2007, unless extended by mutual agreement.

We had $3.4 million available to borrow under the Facility at September 30, 2006. The amount available to borrow under the Facility is limited based on a calculation that factors in cash, various components of inventory and outstanding borrowings and letters of credit.

We have slowed the acquisition of additional land and delayed the commencement of construction activities for land not already in the development process. We have also identified various land parcels and developed lots that we are offering for sale and have classified these parcels and lots as land held for sale at September 30, 2006. We will continue to evaluate our land holdings and expect that we will identify additional excess inventory that will be offered for sale. We believe that by limiting our land acquisition and development activities, selling excess inventory of undeveloped land and developed lots and reducing our developed lot inventories through the sale of new homes, we will be able to significantly reduce our total investment in land inventories and apply a significant portion of the proceeds toward reducing outstanding borrowings under the Facility. The terms of the Facility require us to pay an unused commitment fee on the difference between the total amount of the Facility and the outstanding obligations under the Facility. In order to minimize the amount of the unused commitment fee, we elected to reduce the total amount of the Facility during 2006 in accordance with our planned reduction in outstanding borrowings.

The Facility provides for a variable rate of interest on our borrowings. Prior to the September 29, 2006 amendment, the variable rate was the three month LIBOR rate plus a margin based on our interest coverage ratio, which ranges from 1.75% to 3.25%, and is determined quarterly. The margin was 2.50% for the first and second quarters of 2006 and 3.0% for the third quarter of 2006. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. At September 30, 2006, we had fixed the interest rate on $120.0 million of our outstanding borrowings. The September 29, 2006 amendment eliminated all LIBOR rate based borrowings subsequent to November 6, 2006 and approved the termination of our existing interest rate swap contracts (see Note 5). All borrowings, with the exception of a $110 million LIBOR advance due November 6, 2006, bear an interest rate of Prime plus 1.0%. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of Part I of this Report.

As of September 30, 2006, the Company was in compliance with all of the financial covenants of the Facility, except the minimum interest coverage ratio covenant for which it obtained a waiver. However, as a result of lower than expected sales in the first nine months of 2006, the Company believes that it is unlikely that it will be able to satisfy the ratio of uncommitted land to consolidated tangible net worth covenant and the minimum interest coverage ratio covenant under the Facility at December 31, 2006. The failure to satisfy these covenants would constitute a breach of, and potentially a default under, the Facility. The Company is pursuing measures to avoid a default under the Facility and to execute its 2006 plan to reduce land inventories and outstanding debt. These measures include aggressively pursuing land sales, negotiating waivers or amendments with our existing lenders, and exploring alternative sources of financing. The Company is currently in discussions with its lenders and other investors with the intent of entering into a new facility by December 31, 2006 or amending the existing Facility prior to that date. Note payable, banks includes outstanding borrowings of $202,050,000 and $205,000,000 at September 30, 2006 and December 31, 2005, respectively.

Sources and Uses of Cash for the First Nine Months of 2006 Compared to the First Nine Months of 2005

For the nine months ended September 30, 2006, we used $3.0 million of cash to fund our operations. Significant items that contributed to this included a decrease of $9.9 million in accrued liabilities due to the payment of bonuses, and other items that were accrued at December 31, 2005 and a decrease of $914,000 in accounts payable as a result of our reduced land development activities. The net decrease in our real estate inventories provided cash of $17.5 million which partially offset the above cash outflows. Our financing activities utilized $1.5 million of cash, primarily related to cash outlays related to the costs of the recent amendment of the Facility of $1.2 million and payments of our term debt obligations of $812,000, offset by net borrowings of $482,000 under our Facility.

For the nine months ended September 30, 2005, we used $30.5 million of cash to fund our operations, primarily driven by investments in land and land development activities. We also purchased $1.6 million of property and equipment which was partially offset by $840,000 of proceeds from the sale of property and equipment. Our financing activities provided $30.5 million of cash, primarily related to net borrowings of $31.6 million under our Facility.

Real Estate Inventories

The following table sets forth an estimate of our land inventory as of September 30, 2006, and includes (a) land that we own and (b) land that we control under option agreements and contingent contracts and that has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change. We generally do not purchase land for resale. However, when land that we own no longer fits into our development plans, we offer this land for sale, primarily to other homebuilders and commercial developers.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Estimated Total Number of Lots	Inventory Value
Land we own:
Central Ohio	1,773	1,023	8,844	11,640	$255,081,000
Kentucky	267	359	955	1,581	33,449,000
Land we control:
Central Ohio	—		1,275	1,275	860,000
Kentucky	—
Held for sale:
Central Ohio	—	40	1,341	1,381	19,158,000
Kentucky	—	40	143	183	4,016,000

Total Land Inventory	2,040	1,462	12,558	16,060	$312,564,000

The table above does not include lots on which inventory homes are being constructed. Lots on which inventory homes are being constructed are included in Homes under construction in our consolidated balance sheets. At September 30, 2006, we had 319 inventory homes, including 60 in Kentucky, in various stages of construction, representing an aggregate investment of $30.0 million.

From a long term planning perspective, we attempt to maintain a land inventory that is sufficient to meet our anticipated lot needs for the next four to six years. At September 30, 2006,

we owned lots or land that we estimate could be developed into approximately 14,785 lots, including 1,764 lots in Kentucky. At that date, we also controlled, through option agreements or contingent contracts, land that we estimate could be developed into approximately 1,275 additional lots, all of which are in Ohio. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we control. The option agreements that we determined were more than likely to have the contingencies satisfied expire at various dates through 2010. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

Our business strategy is to be the developer in substantially all of the communities in which we build homes. The process of acquiring land, obtaining entitlements and developing communities is a multi-year process and once we have begun the development of a new community, it is difficult and, at times, impractical to discontinue development activities. As a result, in periods of declining sales and backlog, such as the Company has experienced during the past two years, our land inventory position may exceed our near term needs. Based on the 1,622 homes delivered during the 12 months ended September 30, 2006, our inventory of 14,785 lots at September 30, 2006 represented a 9.1 year supply compared to our target range of a four to six year supply. In contrast, during the preceding five years, from 2001 through 2005, the Company sold 12,352 homes. Based on average annual sales during that period of 2,470 homes our inventory of 14,785 lots at September 30, 2006 would have represented a 6.0 year supply.

As noted previously in our discussion of Gross Profit, during the first nine months of 2006 our gross margin as a percent of sales decreased to 10.4% from 20.2% in the first nine months of 2005. The decline in gross margin is primarily the result of larger sales discounts, write-offs of deposits and pre-acquisition costs for land the Company decided not to purchase, impairment charges on communities and land held for sale, and gains and losses from the sale of land. The Company has provided additional sales incentives and special pricing promotions throughout 2006 in order to maintain market share and generate cash flow from the continued reduction of inventories. The Company believes that these discounts are reflective of extremely competitive pricing in our markets and anticipates that margins will slowly begin to recover in future periods.

The reduced number of homes delivered and lower margins have contributed to operating losses and deficits in operating cash flow. These factors have also required the Company to amend its Credit Facility and obtain waivers with respect to compliance with certain of its financial covenants. In response to these concerns, the Company has significantly reduced selling, general and administrative costs to align our cost structure with the current level of sales activity, slowed all land acquisition efforts, delayed the commencement of construction activities except where required for near term sales, and has offered for sale various developed lots and land parcels not needed based on current absorption rates.

Land Held for Sale at September 30, 2006 includes unimproved land and lots under development with an aggregate inventory value of $23.2 million (7.4% of our Land Inventory) and represents 1,564 lots (9.8% of total estimated lots). The carrying value of Land Held for Sale includes reserves of $2.5 million that were recorded to reduce the carrying value of certain of the parcels to fair value. Approximately $15.2 million of the Land Held for Sale is currently subject to sales contracts. These contracts generally contain due diligence requirements and other contingencies that allow the purchaser to cancel the contract, subject only to forfeiture of any non refundable deposits.

The Company evaluates the recoverability of its real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, gross margin trends, projected cash flows and planned development activities for each community. The Company records impairment charges, determined based on a discounted cash flow analysis, to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or the sale of the land parcel or lot. Land and land development costs and homes under construction inventory values at September 30, 2006 reflect approximately $4.2 million of impairment charges recorded to reduce the carrying amounts of certain communities to their fair (recoverable) value. Real estate market prices for both developed and undeveloped lots are subject to a number of economic factors including new home demand, current selling prices for both new and existing homes, inventory levels in specific markets and interest rates. Further deterioration in either the demand for new homes in our markets or the gross margins that we are able to achieve from homes sales may require additional inventory write downs in future periods. In addition, if we do not continue to comply with or obtain waivers with respect to our Credit Facility or we are unable to refinance the Facility prior to its scheduled maturity in May 2007, we could be required to liquidate real estate inventory positions in an unfavorable market. Such sales would likely occur at prices lower than the current carrying values and create the need for significant additional valuation reserves or write-offs.

Contractual Obligations

Note Payable, Banks. On December 3, 2003, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) that terminates on May 31, 2007.

On March 30, 2006, the Company and the participant banks in the Facility amended the Facility to, among other things, decrease the amount of the Facility, change the borrowing base limitations, revise various financial covenants, impose additional business restrictions and secure borrowings under the Facility by liens on substantially all of the Company’s assets, including real estate. On September 29, 2006 and October 31, 2006, the Company and its lenders executed amendments to the Facility that waived compliance with the minimum interest coverage ratio covenant June 30, 2006 and September 30, 2006, increased the Company’s potential borrowing base by $15,000,000 from October 1, 2006 through December 31, 2006, increased the Company’s borrowing rate to prime rate plus 1%, and provided that payments resulting from certain cash proceeds would be applied to reduce the revolving credit commitment. Under the facility, as amended, the Company’s aggregate borrowings and letters of credit may not exceed (i) $216,000,000 from September 30, 2006 through October 25, 2006, (ii) $213,177,000 from October 26, 2006 through December 30, 2006, and (iii) $200,000,000 from December 31, 2006 and thereafter. Under the October 31, 2006 amendment, certain participating lenders may, but will not be required to provide protective advances at the Company’s request in excess of the commitment level and borrowing base of up to an aggregate of $7,000,000. These protective advances will bear interest at the applicable rate under the Facility, as amended, and will be secured obligations of the Company. The Facility terminates on May 31, 2007, unless extended by mutual agreement.

As of September 30, 2006, the Company was in compliance with all of the financial covenants of the Facility, except the minimum interest coverage ratio covenant for which it obtained a waiver. However, as a result of lower than expected sales in the first nine months of 2006, the Company believes that it is unlikely that it will be able to satisfy the ratio of uncommitted land to consolidated tangible net worth covenant and the minimum interest coverage ratio covenant under the Facility at December 31, 2006. The failure to satisfy these covenants would constitute a breach of, and potentially a default under, the Facility. The Company is pursuing measures to avoid a default under the Facility and to execute its 2006 plan to reduce land inventories and outstanding debt. These measures include aggressively pursuing land sales, negotiating waivers or amendments with our existing lenders, and exploring alternative sources of financing. The Company is currently in discussions with its lenders and other investors with the intent of entering into a new facility by December 31, 2006 or amending the existing Facility prior to that date. Note payable, banks includes outstanding borrowings of $202,050,000 and $205,000,000 at September 30, 2006 and December 31, 2005, respectively.

For a more detailed description of the Facility, including restrictions it imposes on our business activities, see Note 6, Note Payable, Banks, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

The Facility provides for a variable rate of interest on our borrowings. Prior to the September 29, 2006 amendment, the variable rate was the three month LIBOR rate plus a margin based on our interest coverage ratio, which ranged from 1.75% to 3.25%, and was determined quarterly. The margin was 2.50% for the first and second quarters of 2006 and 3.0% for the third quarter of 2006. In order to reduce the risks caused by interest rate fluctuations, we have entered into interest rate swap contracts that fix the interest rate on a portion of our borrowings under the Facility. At September 30, 2006, we had fixed the interest rate on $120.0 million of our outstanding borrowings. The September 29, 2006 amendment eliminated all LIBOR rate based borrowings subsequent to November 6, 2006 and approved the termination of our existing interest rate swap contracts (see Note 5). All borrowings, with the exception of a $110 million LIBOR advance due November 6, 2006, bear an interest rate of Prime plus 1.0%. Additional information regarding the interest rate swap contracts we have entered into is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of this Report.

Seller Financing. From time to time, we purchase land with seller financing. As of September 30, 2006, we held land for development that was partially financed with term debt that had an outstanding aggregate balance of approximately $8.5 million at interest rates ranging from 5.0% to 7.5%.

Operating Leases. We believe the best use of our Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations such as office facilities, model homes, vehicles and equipment, are financed through operating lease obligations. We believe our operating leases are properly classified as off balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was approximately $9.3 million at September 30, 2006. For further information on our leases, see Note 8, Operating Lease Commitments, and Note 11, Related Party Transactions, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Land Purchase Commitments. On September 30, 2006, we did not have any contractual obligations to purchase residential lots or unimproved land, however, we did have cancelable obligations to purchase lots on unimproved land pursuant to option agreements or contingent contracts.

The following is a summary of our contractual obligations at September 30, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Contractual obligations:
Note payable, banks (a)	$205,722	$205,722	$—	$—	$—
Term debt	8,488	811	1,622	5,242	813
Operating leases	9,316	2,352	2,922	1,078	2,964

Total contractual cash obligations	$223,526	$208,885	$4,544	$6,320	$3,777

(a)	The interest obligation associated with the note payable, banks will be based upon the outstanding principal and the related variable rate of interest through its maturity date of May 31, 2007 (see Note 4 to the Consolidated Financial Statements for more details).

Off-balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are liable for performance bonds of $46.1 million and irrevocable letters of credit of $5.8 million at September 30, 2006. These instruments were issued to municipalities and other individuals to ensure performance and completion of certain land development activities and as collateral for contingent land purchase commitments. We do not anticipate incurring any liability with respect to these instruments.

Variable Interest Entities. From time to time, we selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of distributing developed lots to the partners in the joint venture. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interest. We receive our percentage interest in the lots developed in the form of capital distributions. At September 30, 2006, we had ownership interests in seven such active joint ventures with ownership interests ranging from 33% to 50%. These joint ventures generally do not incur debt, except for seller requested financing arrangements upon purchasing the land for the joint ventures. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which, depending on the circumstances, may qualify as variable interest entities under FIN 46. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have evaluated all of our land options and contingent purchase contracts and have concluded that, at September 30, 2006, we did not have any outstanding contracts requiring consolidation as a result of the application of FIN 46R.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. At September 30, 2006, we had $10.5 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. Our good faith deposits and related due diligence costs on these contracts were $1.1 million at September 30, 2006. In addition, $663,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments at September 30, 2006. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from borrowings.

We are in the process of evaluating $5.2 million of additional cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. Good faith deposits and related due diligence costs on these contracts were $1.3 million at September 30, 2006. Good faith deposits and related due diligence costs are normally charged to earnings when we determine the purchase of the land or lots will not be completed. However, as of September 30, 2006, we had reserved for $852,000 of the $1.3 million of good faith deposits and related due diligence costs based on management’s assessment of the likelihood of completing the land or lot purchase.

The following is a summary of our commercial commitments under off-balance sheet arrangements at September 30, 2006 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Commercial commitments:
Letters of credit	$5,817	$898	$293	$4,626	$—
Performance bonds	46,071	42,047	3,601	423	—
Cancelable land contracts	10,479	2,130	5,453	2,896	—

Total commercial commitments	$62,367	$45,075	$9,347	$7,945	$—

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

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance as to how the effects on prior-year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB 108 will require the Company to quantify misstatements using both a balance sheet and income statement approach, with adjustment required if either method results in a material error. The provisions of SAB 108 are required to be applied December 31, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, we were a party to eleven interest rate swap contracts with an aggregate notional amount of $120.0 million, as reflected in the table below. We enter into swap contracts to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The swap contracts allow us to have variable rate borrowings and to select the level of fixed rate debt for the Company as a whole. Under the swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed interest rate and floating interest rate amounts calculated by reference to an agreed notional amount. At September 30, 2006, our level of fixed rate debt under the Facility, after considering the effect of the interest rate swaps, was approximately 58%. We do not enter into derivative financial instrument transactions for speculative purposes. As of September 30, 2006, we were party to the following interest rate swap contracts:

Notional Amount	Start Date	Maturity Date	Fixed Rate*
10,000,000	Oct. 24, 2003	Oct. 2, 2006	2.85%
10,000,000	Oct. 24, 2003	Jan. 2, 2007	2.87%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.47%
10,000,000	Mar. 30, 2004	Apr. 2, 2007	2.51%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 7, 2004	Apr. 2, 2007	3.30%
10,000,000	May 9, 2003	Apr. 3, 2008	3.01%
10,000,000	May 9, 2003	May 3, 2008	3.04%
10,000,000	Sept. 8, 2004	Aug. 31, 2008	3.74%
10,000,000	Sept. 8, 2004	Sept. 9, 2008	3.74%
20,000,000	Apr. 15, 2005	June 30, 2009	4.45%

$120,000,000

*	Does not reflect a variable rate margin that ranges from 1.75% to 4.00%.

Interest on our variable rate liabilities is either based on LIBOR plus a variable margin ranging from 1.75% to 4.00% or on the prime rate. As of September 30, 2006, $150.0 million of our variable rate liabilities was based on 90 day LIBOR plus a variable margin of 3.0%. Cash flows for interest on $120.0 million of our LIBOR based variable rate liabilities are subject to interest rate derivative instruments where there is a contractual average fixed pay rate plus the variable margin (variable margin was 3.0% at September 30, 2006 and 2.0% at December 31, 2005). Cash flows for interest on the remaining $30.0 million of our LIBOR based debt is not subject to interest rate derivatives and the LIBOR rate plus the variable margin of 3.0% at September 30, 2006 was 8.5%. The remaining variable rate debt of $52.1 million at September 30, 2006 was based on the prime rate of 8.25%.

The following table provides information regarding the debt instruments and interest rate derivatives that we held at September 30, 2006. For the debt instruments, the table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. All dollar amounts in the following table are in thousands.

					TOTAL
	2006	2007	2008	2009	Sept. 30 2006	Dec. 31, 2005
Debt Instruments
Variable rate		$205,722			$205,722	$205,240
Average interest rate*					8.32%	5.29%

Interest Rate Derivatives
Notional amount	$120,000	$110,000	$60,000	$20,000	$120,000	$120,000
Average pay rate	3.31%	3.35%	3.74%	4.45%	3.31%	3.21%
Average receive rate	5.37%	5.37%	5.37%	5.37%	5.37%	3.34%

*	Includes effect of interest rate swap agreements and excludes amortization of bank fees.

In late October 2006, we liquidated our interest rate swap agreements for cash proceeds of approximately $2.1 million.

Item 4. Controls and Procedures.

(a) Restatement

As discussed in Amendment No. 1 to the Form 10-Q/A for the quarterly period ended March 31, 2006 and Amendment No.1 to the Form 10-Q/A for the quarterly period ended June 20, 2006, at the October 31, 2006 meeting of the Audit Committee, management and the Audit Committee discussed the accounting for the $1.8 million gain in connection with the Company’s March 31, 2006 sale of a majority ownership interest in Centennial Home Mortgage, LLC. The Audit Committee concurred with management’s determination that the Company’s prior recognition of the gain was incorrect under generally accepted accounting principles (GAAP), that the gain should be deferred indefinitely, and that the Company’s previously issued quarterly consolidated financial statements as of and for the quarter ended March 31, 2006 and for the six month period ended June 30, 2006 should be restated to correct the aforementioned error and should no longer be relied upon.

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

(d) Changes in internal control over financial reporting

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in (b) and (c) above, management is implementing changes in our internal control over financial reporting in connection with the identification of the material weakness and design of a plan for remediation.

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

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations who have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. Plaintiffs’ additional remaining claims at this time include fraud, negligent misrepresentation, civil conspiracy and unjust enrichment.

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

All of the above lawsuits are in the discovery phase. No determination has been made that any of these cases can be maintained as a class action. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints. Due to the uncertainty as to the outcome of the foregoing matters, management cannot make an estimate of exposure, if any, at this time.

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

Item 1A. Risk Factors.

Our 2005 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, include a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in those Reports.

We believe it is unlikely that we will be able to satisfy certain financial covenants in our credit facility at December 31, 2006. If we are not able to satisfy these covenants, obtain waivers of or amendments to the covenants, or negotiate a new facility without these terms prior to this time, our lenders could declare a default and demand repayment. Our current credit facility requires that we maintain a ratio of uncommitted land to consolidated tangible net worth of 1.55 at December 31, 2006, and a minimum interest coverage ratio of 0.60 at December 31, 2006. Unless we are able to reduce our projected operating losses in the fourth quarter, reduce our land holdings, negotiate a new facility without these terms prior to December 31, 2006, or obtain alternative sources of financing in the short term, we believe it is unlikely that we will be able to satisfy these covenants at December 31, 2006. Our failure to meet these covenants would permit our lenders to declare a default under our credit facility, and to pursue the remedies available to them under the credit facility. If we are unable to negotiate waivers or amendments to these covenants from our lenders, they could, among other remedies, terminate our ability to make any new borrowings, accelerate the repayment of all existing borrowings under the credit facility and foreclose on their liens on substantially all of our assets. If our lenders declared a default, there is no assurance that we would be able to obtain financing to pay amounts owed under the credit facility and it is likely that we would have to consider seeking protection from our creditors under the federal bankruptcy laws. In addition, if we are unsuccessful in our efforts to extend the May 31, 2007 maturity date of our credit facility or to obtain replacement financing by that date, our lenders could pursue their remedies upon a default in the repayment of the borrowings under the facility.

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
William G. Cornely
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A filed April 30, 2003 (File No. 0-23270).

10.1	Amendment to Employment Agreement dated August 2, 2006 between the Company and Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 2, 2006. (File No. 0- 23270).

10.2	Amendment to Employment Agreement dated August 2, 2006 between the Company and David S. Borror.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 2, 2006. (File No. 0- 23270).

10.3	Amended 2006 Incentive Compensation Program for Jeffrey A. Croft.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 2, 2006. (File No. 0- 23270).

10.4	Amended 2006 Incentive Compensation Program for William G. Cornely.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 2, 2006. (File No. 0- 23270).

10.5	Amendment to Employment Agreement dated August 2, 2006 between the Company and Jeffrey A. Croft.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated August 2, 2006. (File No. 0- 23270).

10.6	Amendment to Employment Agreement dated August 2, 2006 between the Company and William G. Cornely.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K dated August 2, 2006. (File No. 0- 23270).

10.7	Amendment No. 5 to Credit Agreement dated August 10, 2006, among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the lenders listed thereon.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 10, 2006. (File No. 0-23270).

10.8	Amendment No. 6 to Credit Agreement dated September 29, 2006, among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the lenders listed thereon.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2006. (File No. 0-23270).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.