Form 10-K
period 2006-12-31
DOMINION HOMES INC
filed 2007-03-14
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: common shares without par value

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer     ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐   No    ☒

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of our common shares held by non-affiliates was $41,437,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. For this purpose, non-affiliates are defined to be all shareholders of the Registrant other than its directors and executive officers and its largest shareholder, BRC Properties Inc.

As of March 15, 2007, there were 8,415,342 common shares, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of Form 10-K Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2007.	Part III

PART I

Item 1.	BUSINESS

All references to “we,” “us,” and “our,” “Dominion,” or the “Company” in this Annual Report on Form 10-K mean Dominion Homes, Inc. and its consolidated subsidiaries, except where it is made clear that the term only means Dominion Homes, Inc.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2007 and beyond to differ materially from those expressed in the forward-looking statements. Included among such important risks, uncertainties and other factors are the business risks identified in Item 1A. of this Form 10-K.

Overview

We are a leading builder of high-quality homes and condominiums in Central Ohio (the Columbus Metropolitan Statistical Area) and in the Louisville and Lexington, Kentucky Metropolitan Statistical Area markets. Our customer-driven focus targets primarily entry-level and move-up home buyers. We offer a variety of homes and condominiums that are differentiated by price, size, included features and available options. Our homes range in price from approximately $100,000 to $400,000 and in size from approximately 1,000 to 3,500 square feet.

We trace our homebuilding roots to 1952 when Donald A. Borror, our founder, built his first home in Columbus, Ohio. The Borror family grew the homebuilding business and operated it as part of the homebuilding and related divisions of BRC Properties Inc. (“BRC”). We were organized as an Ohio corporation in October 1993 under the name Borror Corporation in anticipation of our initial public offering, which we completed in March 1994. In connection with the initial public offering, we acquired from BRC, our predecessor company and our largest shareholder, its homebuilding operations. BRC is primarily owned and is controlled by the Borror family. In May 1997, we changed our name to Dominion Homes, Inc.

Our principal corporate offices are located at 5000 Tuttle Crossing Blvd., Dublin, Ohio 43016-5555. The telephone number of our principal corporate offices is (614) 356-5000 and our web site address is www.dominionhomes.com.

Our Markets

We presently build homes in three markets, Central Ohio, Louisville, Kentucky and Lexington, Kentucky. Each of our markets has solid employment bases with steady population growth over the last 10 years. We believe we are one of the largest homebuilding companies in both the Central Ohio and Louisville, Kentucky markets, based on the number of new homes delivered. We currently have three communities in Lexington, Kentucky which we entered in 2004.

In 2006, we delivered approximately 18% of all new homes in the Central Ohio market as reported in an annual housing report for 2006 prepared by a Columbus, Ohio based real estate service that is unaffiliated with the Company. Columbus, the largest city in the Central Ohio market, is the capital of Ohio, the county seat of Franklin County and the largest city in Ohio. The Columbus Metropolitan Statistical Area (the “Columbus MSA”) has a population of approximately 1.65 million. As of December 2006, the unemployment rate in the Columbus MSA was approximately 4.5% and the average rate in Ohio was 5.6%. Columbus is the home of The Ohio State University. In addition, a number of notable organizations have their headquarters in Central Ohio, including Honda of America Manufacturing, Inc., American Electric Power Company, Inc., Limited Brands, Inc., Nationwide Insurance Company, Wendy’s International, Inc., Battelle Memorial Institute, The Scotts Miracle-Gro Company and Cardinal Health, Inc. The Columbus MSA includes Delaware, Fairfield, Franklin, Licking, Madison, Morrow, Pickaway and Union counties. We build homes in all of these counties, except Madison and Morrow Counties. In addition to the Columbus MSA, we are also selling homes in Marion County, which is in Central Ohio.

In 1998, we expanded our operations into Louisville, Kentucky. In 2006, we believe that we delivered approximately 4% of all new homes in the Louisville market based on the total number of permits issued in 2006 in the Louisville Metropolitan Statistical Area (the “Louisville MSA”). The Louisville MSA has a population of approximately 1.2 million. As of December 2006, the unemployment rate in the Louisville MSA was 4.7% and the average rate in Kentucky was 4.9%. Louisville is the home of the University of Louisville and the headquarters for major corporations such as Humana, Inc., Yum! Brands, Inc. and KFC Corporation. Other major employers in Louisville include GE Appliance, Ford Motor Company and United Parcel Service, Inc. The Louisville MSA consists of Jefferson, Oldham, Bullitt, Trimble, Nelson, Meade, Spencer, Shelby and Henry counties in Kentucky and Harrison, Floyd, Clark and Washington Counties in Southern Indiana. We presently build homes in Jefferson, Oldham, Shelby and Clark counties.

In 2004, we further expanded our operations into Lexington, Kentucky. We chose Lexington because of its strong economy, its proximity to our existing operations in Louisville and our ability to share many systems and personnel in developing communities and building homes in both of our Kentucky locations. The Lexington Metropolitan Statistical Area (the “Lexington MSA”) has a population of approximately 500,000. As of December 31, 2006, the unemployment rate in the Lexington MSA was 3.7%. Lexington is the home of the University of Kentucky, Toyota Motor Manufacturing Kentucky, Inc. and Lexmark International. The Lexington MSA consists of Bourbon, Clark, Fayette, Jessamine, Scott and Woodford counties. We presently build homes in Fayette and Scott counties.

Our Products

We focus on providing high-quality, affordably priced homes primarily for entry-level and move-up home buyers. We currently offer five distinct series of homes, which are differentiated by price, size, standard features and available options. Generally, the design of our homes allows them to be built in any of our three markets, depending on the availability of compatible land sites.

•

Independence Collection—Our Independence Collection, a neo-traditional housing concept, targets entry-level home buyers. We offer a wide-range of home designs in this series, ranging in price from approximately $100,000 to $195,000 and in size from approximately 1,000 to 1,900 square feet. This series consists of detached, single-family homes located in communities with relatively narrow streets, garage access through alleys in the rear and the look, feel and privacy of homes in older, traditional neighborhoods. We have established Independence Collection communities both as single-family homes in condominium communities and as fee-simple communities with condominium conveniences under provisions of applicable zoning code for traditional neighborhood developments. We believe that these communities maximize our land use and can be developed more efficiently at reduced costs. Our Independence Collection homes represented approximately 33% of our home deliveries in 2006.

•

Metropolitan Series—Our Metropolitan Series, which we formally introduced in mid- 2005, targets the young, single home buyer. We offer six attached two-story townhome designs, ranging in price from $140,000 to $165,000 and in size from approximately 1,600 to 2,300 square feet, in maintenance-free communities. We currently offer our Metropolitan Series in three communities. Our Metropolitan Series homes represented approximately 3% of our home deliveries in 2006.

•

Celebration and Celebration Classic Series—Our Celebration and Celebration Classic Series targets entry-level and first-time move-up home buyers. We offer a wide-range of single-family traditional home designs in this series, ranging in price from approximately $130,000 to $275,000 and in size from approximately 1,400 to 2,500 square feet. Our Celebration and Celebration Classic Series homes represented approximately 51% of our home deliveries in 2006.

•

Tradition Series—Our Tradition Series, with styles ranging from contemporary to traditional designs, targets move-up home buyers. We offer a wide-range of single-family home designs in our Tradition Series, ranging in price from approximately $200,000 to $400,000 and in size from approximately 2,100 to 3,500 square feet. These home designs incorporate many semi-custom features and offer a variety of options. Our Tradition Series homes represented approximately 12% of our home deliveries in 2006.

•

Grand Reserve Series—Our Grand Reserve Series targets active adults who want luxury patio homes built in private communities with convenient amenities like pools and clubhouses. Launched in late 2005, we offer four single-family designs ranging in price from approximately $175,000 to $235,000 and in size from approximately 1,300 to 2,000 square feet. These home designs are all ranch styles or offer first-floor master bedrooms with many standard features, and a variety of semi-custom options. We are currently selling Grand Reserve Series homes in three communities. Our Grand Reserve Series homes represented approximately 1% of our home deliveries in 2006.

We regularly build prototypes of new home designs in order to expand our target markets. Our Independence Series and Metropolitan Series homes both resulted from successful prototype designs.

Community Development

Our community development process generally consists of two phases: land acquisition and development and home construction.

Land Acquisition and Development. We believe that one of our key strengths is our ability to identify and economically acquire land to be developed for our homebuilding operations. During 2006, we were the developer of over 90% of the communities in which we built homes. This practice enables us to: (1) improve our profit margins by reducing the cost of finished lots, (2) maintain an adequate supply of finished lots to meet market demand, (3) control the details of development in order to create a distinctive look and feel in our communities, and (4) streamline and coordinate the construction process.

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

Through our control of the development process, from the design of each community entryway to the placement of streets and amenities, we create a distinctive look and feel in each of our communities. We generally complete the sale of homes in our communities over a period of years, with smaller communities generally taking less time to complete than larger communities. Certain large communities can take more than five years to complete. In addition, we typically incorporate an association of the homeowners to ensure the continued maintenance of the common areas after the community is developed.

We selectively enter into joint ventures with other homebuilders to own and develop communities where our equity interests generally range from 33% to 50%. We account for these investments using the equity method. Development costs of the joint ventures generally are funded by the participants. The participants in the joint ventures acquire substantially all of the developed lots. As of December 31, 2006, we were actively participating in seven joint ventures, with an aggregate investment of $9.1 million.

Land inventory that we own consists of either (1) land titled in our name or (2) our pro rata share of land titled in the name of one of our joint ventures. Land inventory that we control consists of land that we have committed to purchase or have the right to acquire under contingent purchase or option contracts. We expect that a portion of our contingent contracts will not be completed for various reasons. We continually review our land inventory and contingent contracts to determine which contracts are reasonably likely to result in a completed land purchase. When we determine that land that we own no longer fits into our sales plans, we offer such land for sale, primarily to other homebuilders, or in some limited instances, to commercial developers.

As a result of the lower demand for houses that we experienced during 2006 and 2005, our land inventory position grew to a level greater than the amount required to support our current level of operations. We have slowed the acquisition of additional land, cancelled certain contingent purchase contracts and offered land not required for current sales plans for sale. We sold $13.2 million of land during 2006 and limited our purchases to $2.4 million during the same period.

Home Construction. To further improve our building efficiency and to better control our supply and cost of raw materials, we operate our own lumber and construction products distribution centers for our Central Ohio job sites. The distribution centers enable us to provide just-in-time delivery of materials, and to purchase high-quality lumber products and other building materials, including shingles, doors and windows, directly from mills and wholesalers at more attractive prices than are available to many of our competitors. We occasionally purchase lumber for delayed delivery to ensure adequate supply and predictable costs. Substantially all of the lumber and other building materials maintained at our distribution centers are for our own use. In addition to buying and delivering building materials, most of the floor trusses used in our Central Ohio homes are manufactured at our primary distribution center.

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

Our general practice is to start construction of a Celebration, Celebration Classic, Tradition and Grand Reserve Series of home when we have obtained an executed sales contract. However, we selectively start construction of a limited number of homes in these series without a sales contract in anticipation of seasonal demand and to attract customers, such as corporate transferees, who need homes in 60 to 90 days. We generally begin construction of the Independence Collection and Metropolitan Series of homes without a sales contract because we believe this to be the most efficient method to build these types of homes. In addition to the intentional creation of inventory homes, an inventory home is also created when a sales contract is cancelled after construction has commenced, generally because the purchaser has not satisfied a contingency. Most cancellations occur when home buyers cannot qualify for financing. However, some cancellations occur prior to or during the construction process, often because the home buyer exercised the right to cancel the sales contract when the home buyer was unable to sell an existing home. Our average cancellation rate was 37%, 35% and 34% in 2006, 2005 and 2004, respectively.

As of December 31, 2006, we had 256 inventory homes in various stages of construction, compared to 249 inventory homes at December 31, 2005. In prior years, we started the foundation of homes on a strategic and selective basis during the fall and early winter in order to moderate the effects of weather on the building process. These foundations were not included in the number of inventory homes we reported. We did not start any winter foundations in the fall or early winter of 2006.

Marketing Strategy

Marketing and Sales. We have an extensive marketing plan, which includes advertising by broadcast, newspapers, magazines, direct mail, and our Dominion Homes website. Our newly launched marketing campaign targets women, between 25 and 44 years old, and has a fresh and updated look and feel designed to move Dominion Homes into their consideration set. We have included a new tagline in our advertising that speaks to our customers about buying a new home that is perfect for them, and sells against the existing home market: Dominion – It’s Your Home™.

We sell our homes principally through the use of on-site, fully furnished and landscaped model homes decorated to emphasize the quality design features and choices available to our customers. As of December 31, 2006, we had 42 model homes compared to 75 model homes as of December 31, 2005. We encourage independent realtor participation in the home sales process because realtors often introduce our homes to customers who might not otherwise consider purchasing a new home.

As of December 31, 2006, we employed 41 sales representatives. We devote significant attention to the continued training of our sales representatives to assure high levels of ethics, professionalism and product knowledge. Our sales representatives are trained to help the customer determine which home design best suits his or her needs based on the benefits and features of our homes and are also well-versed on the construction process and timelines. We believe that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables us to communicate a consistent message to our customers.

We support our Central Ohio operations through a customer center that is located in an office building adjacent to our Dublin, Ohio executive offices. Customer center operations include decorating services as well as mortgage financing services and title and closing services provided by our affiliated entities Centennial Home Mortgage, LLC (“Centennial”) and Alliance Title Agency, Ltd. (“Alliance”), respectively. We believe that, by combining these operations in one location, we can provide a more effective and satisfying home buying experience for our customers.

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

We believe that our homes have more included features than any competitor selling at comparable prices in our markets. Our Celebration Series and Tradition Series homes generally include a front porch, high performance exterior, two-car garage, cathedral ceiling, air conditioning, all major kitchen appliances and fully sodded yard. We use nationally recognized and industry leading brand name components in constructing many of our homes. These components include Andersen® wood windows, the Kohler® family of bathroom and kitchen fixtures, Carrier® natural gas furnaces, Armstrong® flooring, General Electric® appliances, Wilsonart® decorative laminate and Aristokraft® cabinets.

We offer a comprehensive warranty program that features a two-year warranty covering the roof, windows, doors and all mechanical elements of our homes, including the heating, plumbing and electrical systems. We also offer a 30-year warranty covering all major structural components in our Celebration and Celebration Classic Series, Independence Collection and Tradition Series homes and a 10-year warranty on our Metropolitan Series and Grand Reserve Series homes. The structural warranty on each home is automatically transferred to subsequent owners of the home. We also transfer to our customers all warranties provided by manufacturers and suppliers.

Customer Financing. On March 31, 2006, we formed a new joint venture, Centennial, with, Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively “Wells Fargo”). Centennial is currently operating as a full-service mortgage bank providing mortgages to our customers and the general public and is an operating subsidiary of Wells Fargo Bank, N.A. We account for our investment in Centennial using the equity method.

Through Centennial, we offer our customers a number of attractive loan options that include interest rate buy downs and payment of the customer’s loan origination fees, rate commitment fees, discount points and some closing fees. In addition, there are several “no money down” programs available to home buyers. These “no money down” programs are offered under both conventional and government-insured loan programs. The “no money down” programs offered under the government-insured loan programs allow a home buyer to use gift funds received from a non-profit corporation as a down payment. We are obligated to make a contribution to the non-profit corporation that is slightly larger than the amount of the gift to the home buyer.

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

Most of our closings are performed by our affiliated title insurance agencies. We own a 49.9% interest in Alliance, an Ohio limited liability company which is licensed under Ohio insurance laws to conduct title insurance agency business in Ohio. Alliance provides title insurance and other closing related services for most of the Company’s home closings in Central Ohio. Our wholly-owned subsidiary, Alliance Title Agency of Kentucky, LLC, a Kentucky limited liability company, provides title insurance for our Louisville and Lexington, Kentucky home closings.

We believe that maintaining affiliated title insurance agencies facilitates efficient and convenient closings. The title insurance agency personnel are trained to have a basic understanding of our home construction process and marketing strategy. We also believe that having affiliated title insurance agencies enhances communication between these agencies and the Company.

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

Value Engineering. We have enhanced our marketing strategy through our innovative approach to home design and construction. We use streamlined architectural designs and offer more included features and amenities than we believe are normally found in new homes at comparable prices. This approach enables us to use standard-sized building materials and reduces construction deviations and change orders. On an ongoing basis, we work closely with our vendors to further refine and standardize our building material needs, enabling us to realize additional cost and supply efficiencies. This focus on the design and construction process allows us to deliver affordably priced homes with more consistent quality and relatively shorter construction times.

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

Intellectual Property

We have obtained federal registrations for many of our service marks, including Dominion Homes®, Dominion – It’s Your Home™, The Best of Everything®, The Dominion HomeStore® and The Dominion HomeShow®. We have obtained or applied for design patents on many of our homes. We also have obtained or applied for copyright registrations for both the architectural plans and the architectural works for virtually all of the homes that we build.

Employees

We employed 283 full-time individuals and one part-time individual on December 31, 2006, including 234 individuals employed in Ohio and 50 in Kentucky. We employed 256 individuals in our home building operations, 27 individuals in our building materials distribution centers and one individual in our wholly-owned Kentucky title agency. These numbers do not include eight individuals employed by Alliance Title Company in Ohio. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe our relationships with our employees and subcontractors are generally good.

Other Information

Information regarding seasonality, our practices regarding working capital items and backlog orders is contained in this Report in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding the sources and availability of labor and raw materials, competition and governmental regulations affecting our business is contained in this report in Part I, Item IA under the heading, Risk Factors—“Material or labor shortages can adversely affect our business; The homebuilding industry is highly competitive; and Our business is subject to substantial government regulation, which could cause delays, increase costs, and restrict or prohibit homebuilding activity in certain regions.”

Our homebuilding operations and our title operations have been aggregated into one reportable segment—the homebuilding segment. Financial information for our reporting segment can be found in Part II, Item 7, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Business Risks

Our business is cyclical and significantly affected by changes in national and local economic, business and other conditions, most of which are beyond our control. These conditions include:

•	short and long term interest rates;

•	changes in governmental regulations;

•	employment levels and job growth;

•	availability and affordability of mortgage financing for home buyers;

•	availability and cost of building lots;

•	availability of materials (including lumber) and labor;

•	fluctuating costs of materials and labor;

•	adverse weather conditions and natural disasters;

•	consumer confidence and housing demand;

•	variations in the supply and market pricing of existing home inventories;

•	competitive overbuilding;

•	changing demographics;

•	cost overruns;

•	changes in tax laws that may make home ownership more expensive or less attractive;

•	changes in local government fees; and

•	availability and cost of rental property and resale prices of existing homes.

In addition, domestic terrorist attacks and the threat or the involvement of the United States in international armed conflict may also adversely affect general economic conditions, consumer confidence and the homebuilding markets.

We are significantly leveraged and depend on the availability of financing. We incur significant up-front expenditures for land acquisition, development and construction costs. We have traditionally financed these costs with borrowings, internally-generated funds and joint venture arrangements. We cannot be sure that continued financing will be available to us in the future, or that any financing available to us will be on favorable terms. Our ability to make payments of principal or interest on, or to refinance our indebtedness, will depend on our future operating performance and successful execution of our business strategy.

The homebuilding industry is highly competitive. We compete in each of our geographic markets with national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources than we do. We compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. Competitive conditions may make it difficult for us to acquire land that is suitable for our development, cause us to lower our prices and cause our sales to decline. We may face competitive pressure to discount our homes, including competition with the existing home market. Such discounting could erode our gross profit margins. We also compete with the resale market for existing homes, which some home buyers may prefer over new homes. Additionally, there are many other national and regional homebuilders, many of which have greater financial, marketing, land acquisition and sales resources than we do, that do not currently have a significant presence in our markets. A concerted effort by these homebuilders to enter or expand their current operations in our markets could have a material adverse effect on our sales.

We have a significant investment in land that exposes us to asset valuation risk, including future losses on the sale of excess land and the potential for recognition of additional impairment reserves that could impact profitability. Our business strategy is to be the developer in substantially all of the communities in which we build homes. Therefore, our long-term financial success depends and will continue to depend on our ability to acquire land, adjust our strategy for purchasing land, address changing market conditions and develop communities successfully. We commit substantial financial and managerial resources to acquire land and develop the streets, utility services and other infrastructure before any revenue is generated from the community. We may acquire and develop land upon which we ultimately cannot, or choose not to, build or sell homes. Because the market value of undeveloped land fluctuates, we may have to sell at a loss land that no longer meets our needs or which otherwise constitutes excess inventory.

Once we have begun the development of a new community, it is difficult and, at times, impractical, to discontinue development activities. Thus, we may be forced to continue to incur costs associated with land development even if the demand for newly constructed homes decreases. In addition, declining sales volumes or profit margins as a result of lower demand may require that we record impairment reserves for communities where we commenced land development at a time of higher demand. Conversely, if there is a sudden increase in the demand for our homes, we may not be able to fully take advantage of the increased demand if we have not begun land development and acquisition activities on a sufficient number of communities.

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

In particular, a substantial number of our home buyers use down payment assistance programs, which allow home buyers to receive gift funds from non-profit corporations to be used as a down payment. At one time, the Department of Housing and Urban Development (“HUD”) proposed rules which would have prohibited the use of gift fund programs in conjunction with government-insured mortgage loans. HUD subsequently withdrew these proposed rules, but has continued to increase its regulation of gift fund programs. Recently, the Internal Revenue Service (“IRS”) issued a ruling that may result in the IRS challenging the tax exempt status of certain non-profit corporations that provide down payment assistance which are funded largely by homebuilders and sellers. The ruling may limit the ability of certain non-profit corporations to fund down payment assistance programs for government-insured mortgage loans. If, as a result of the IRS ruling, or regulatory or other action, certain of the gift fund programs that our customers utilize would no longer be available to them, we would expect to work to provide other financing alternatives, and seek out different down payment programs for our customers that meet HUD and IRS guidelines. There can be no assurance, however, that any such alternative programs would be as attractive to our customers as the programs offered today and that our sales would not suffer. We currently are the subject of two purported class action lawsuits that challenge our participation in gift fund programs.

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

Unfavorable media reports regarding the Company may materially and adversely affect our sales. The foregoing litigation, as well as the foreclosure rates on our homes, were the subject of several unfavorable media reports in the Central Ohio market that began in September 2005 and continued during 2006. Although we have not been able to quantify the impact of the unfavorable media reports, we believe that the unfavorable media reports have had a negative influence on our customers. Additional future unfavorable media exposure may result from the resolution of these matters and could result in prospective home buyers choosing not to consider our homes when making a purchase decision, thereby adversely affecting our sales, closings and overall financial condition. We may also incur additional legal, advertising and public relations costs and material liabilities in resolving these matters.

If we do not satisfy the terms of our debt agreements which include Covenants that restrict our ability to engage in certain activities and specify certain financial performance criteria, our lenders could declare a default Our debt agreements impose restrictions on our operations and activities. Some of the more significant restrictions:

•	Limit the amount we may borrow under the bank credit facility based upon borrowing base limitations;

•	Require us to maintain a minimum consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant, calculated quarterly on a trailing 12 month basis;

•	Require us to maintain a minimum free cash flow covenant calculated quarterly on a trailing 12 month basis;

•	Require us to maintain a maximum leverage ratio covenant;

•	Require us to maintain a minimum gross profit covenant calculated quarterly on a trailing 12 month basis;

•	Require us to not exceed the specified maximum amounts of land purchases calculated quarterly on a trailing 12 month basis;

•	Require us to maintain a specified minimum net worth;

•	Limit our ability to dispose of assets outside the normal course of business;

•	Limit the amount of our uncommitted land holdings and unzoned land purchases;

•	Limit the amount that we may borrow outside of the bank credit facility and the amount of contingent obligations that we can assume;

•	Restrict any investments in homebuilding operations in markets other than our current markets;

•	Limit speculative and model home inventory;

•	Limit annual operating lease rentals to $5 million;

•	Prohibit the re-purchase of our common shares; and

•	Prohibit payment of cash dividends.

Our breach of a financial covenant or other provision of our debt agreements would constitute a default, and would permit our lenders to pursue the remedies available to them, under these agreements. These remedies include terminating our ability to make any new borrowings, and accelerating the repayment of all existing borrowings, under the debt agreements. The inability of the Company to comply with its financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current debt agreements would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

We operate in a limited number of geographic areas. We conduct our operations only in Central Ohio, Louisville, Kentucky and Lexington, Kentucky. Our credit facility prohibits us from expanding into new markets. Our lack of geographic diversity means that adverse general economic or weather conditions in one or more of these markets could have a material adverse impact on our operations.

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

We also commence construction of some inventory homes before we obtain sales contracts for those homes and we also increase our inventory when home buyers cancel contracts after we have started construction of their home. Most cancellations occur when a home buyer cannot qualify for financing or cannot sell an existing home. We may have to hold these unsold inventory homes for an indefinite time prior to a sale. In addition, because market prices fluctuate, we may have to sell inventory homes at a loss.

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

Our operating results vary on a quarterly basis. Our business is significantly affected by changes in economic cycles, and our revenues and earnings vary with the level of general economic activity in the markets where we build homes. We historically have experienced, and expect to continue to experience, variability in revenues and reported earnings on a quarterly basis. Closing on a home usually occurs approximately three to six months after the date of the sales contract, however weather and other delays may cause the closing to take longer. We do not recognize any revenue on the sale of a home until the closing occurs.

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

We also have three other short-term leases with non-affiliated parties in Central Ohio. The leases include 25,000 square feet of warehouse space used to store building materials, 1,200 square feet of warehouse space used to store model home furnishings and 5,000 square feet of warehouse space to store model home furnishings.

We lease approximately 6,400 square feet of commercial space in Louisville, Kentucky from a non-affiliated party for our Louisville, Kentucky office and approximately 3,200 square feet of commercial space from a non-affiliated third party for our Lexington, Kentucky office.

We own a distribution center, which is located on approximately six acres in Columbus, Ohio. The facility includes nine buildings and contains approximately 75,000 square feet of space.

From time to time, we participate in a program with a non-affiliated party to sell and lease back our model homes. As of December 31, 2006, we were leasing 15 model homes that had been sold in prior years under this program. These leases have a one-year term and then become month-to-month leases, renewing at our option.

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

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations that have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs.

On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. On December 1, 2006, Defendant Valuation Resources, Inc., the valuation company that provided appraisals of the Plaintiffs’ homes for the Company, filed a motion for summary judgment with respect to Plaintiffs’ claims for fraud, misrepresentation, conspiracy, and OCSPA. On February 7, 2007, the Court granted this motion in its entirety. In addition, on December 28, 2006, the Court granted the Company’s and DHFS’s motions for summary judgment regarding Plaintiff’s individual claims and class allegations relating to the OCSPA. Plaintiffs’ remaining claims at this time include fraud, negligent misrepresentation, and unjust enrichment.

On February 23, 2006, a similar purported class action lawsuit captioned Rudawsky, et. al. v. Borrer, et. al., Case No. C206144 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against the Company, our Chairman, Chief Executive Officer, certain affiliates and current and former officers of the Company, and The Nehemiah Corporation of

America by plaintiff homeowners, who purchased homes from the Company using Nehemiah down payment assistance funds. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ participation in fraudulent conduct related to the Nehemiah down payment assistance program in violation of federal statutes and Ohio law. The complaint further alleges that defendants fraudulently misrepresented and concealed the cost and operation of the Nehemiah program from plaintiffs. Plaintiffs purport to bring the claim on behalf of customers of the Company who purchased a home from 1999 to present using down payment assistance from Nehemiah. The complaint seeks monetary damages and attorneys fees and costs.

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

In addition to the foregoing actions, during 2006, the Company’s mortgage operations were subjected to review by HUD. On July 18, 2006, the Company received a letter from HUD stating that HUD accepted DHFS’s revised Quality Control Plan and closed that matter. In addition, HUD accepted the information supplied by DHFS with respect to all remaining open items under review and indicated that a further response by DHFS on these findings was not required. On July 19, 2006, the Company received a letter from HUD indicating that they had completed their review of the Company’s Kentucky operations and closed the review with no issues raised.

We are involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of our management, none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on The NASDAQ Stock Market under the symbol “DHOM.” The following table sets forth, for the periods indicated, the high and low sales prices for our common shares, as reported by The NASDAQ Stock Market.

	Sales Prices
Calendar Year Ending December 31, 2007	High	Low
First Quarter (Through February 28, 2007)	$5.74	$4.53

Calendar Year Ending December 31, 2006	High	Low
First Quarter	$11.87	$9.49
Second Quarter	$11.15	$8.76
Third Quarter	$8.73	$5.30
Fourth Quarter	$6.73	$5.25

Calendar Year Ending December 31, 2005	High	Low
First Quarter	$24.57	$16.93
Second Quarter	$17.02	$13.55
Third Quarter	$22.35	$15.41
Fourth Quarter	$15.97	$9.93

On February 28, 2007, the last sale price of our common shares, as reported by The NASDAQ Stock Market, was $4.80 per share, and there were approximately 230 holders of record of our common shares.

We have never paid any cash dividends on our common shares and currently anticipate that we will continue to retain future earnings to finance our business. From time to time, our Board of Directors evaluates the desirability of paying cash dividends. The future payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our Board of Directors. The provisions of our credit facility prohibit us from paying cash dividends for the remaining term of the credit facility, which expires in December 2010.

In connection with the amendment of the Company’s Credit Facility effective December 29, 2006, and pursuant to a Warrant Purchase Agreement effective as of the same date between the Company and the purchasers named therein (the “Warrant Agreement”), the Company issued warrants to purchase 1,538,235 common shares of the Company to such purchasers. The warrants are valued at $4.44 per share, resulting in an aggregate value of $6,830,000 at December 31, 2006. The warrants are immediately exercisable at $.01 per share, and expire ten years from the grant date. The warrants contain anti-dilution protection, and provide that, as long as the Warrant Agreement is outstanding, if the Company issues more than 300,000 shares under its 2003 Stock Option and Incentive Equity Plan, the warrant holders will receive additional warrants. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated thereunder because such issuance did not involve a public offering of securities. The warrants and the warrant shares constitute “restricted securities” under the Act. For additional information regarding the warrants, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Third Amended Credit Agreement, of this Report. During 2006, the Company did not engage in any other sales of its equity securities that were not registered under the Act. In addition, neither the Company nor any “affiliated purchaser” of the Company purchased any of the Company’s equity securities during the fourth quarter of 2006.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. This table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$256,760	$415,700	$541,970	$563,464	$491,706
Cost of real estate sold	238,734	336,007	426,531	433,841	382,010

Gross profit	18,026	79,693	115,439	129,623	109,696
Selling, general and administrative	50,082	64,475	77,936	74,006	64,492

Income (loss) from operations	(32,056)	15,218	37,503	55,617	45,204
Interest expense	11,248	7,745	4,032	2,570	3,418

Income (loss) before income taxes	(43,304)	7,473	33,471	53,047	41,786
Provision (benefit) for income taxes	(9,295)	2,147	13,269	21,229	17,291

Net income (loss)	$(34,009)	$5,326	$20,202	$31,818	$24,495

Basic earnings (loss) per share	$(4.19)	$0.66	$2.53	$4.01	$3.36

Diluted earnings (loss) per share	$(4.19)	$0.65	$2.47	$3.94	$3.28

Weighted average shares-basic	8,120,205	8,065,586	7,993,369	7,931,600	7,282,900

Weighted average shares-diluted	8,120,205	8,201,694	8,188,304	8,076,174	7,457,985

Consolidated Balance Sheet Data (at period end)

Real estate inventories	$371,086	$426,275	$416,519	$326,809	$262,855

Total assets	$404,216	$451,557	$444,480	$356,142	$287,737

Debt obligations	$210,325	$214,540	$200,197	$140,178	$115,485

Shareholders’ equity	$168,464	$195,533	$188,897	$166,061	$132,981

Operating Data (unaudited)

Homes (in units)

Sales contracts, net of cancellations	1,171	1,944	2,450	3,071	2,577

Closings	1,335	2,146	2,837	3,070	2,591

Backlog at period end	266	430	632	1,019	1,018

Aggregate sales value of homes in backlog at period end	$54,855	$89,680	$127,543	$198,940	$194,176

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a leading builder of high-quality homes and condominiums in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville and Lexington, Kentucky. Our customer-driven focus targets primarily entry-level and move-up home buyers. We offer a variety of homes and condominiums that are differentiated by price, size, included features and available options. Our homes range in price from approximately $100,000 to $400,000 and in size from approximately 1,000 to 3,500 square feet.

Reduced revenues, combined with a higher cost of sales as a percentage of revenues, resulted in a net loss of $34.0 million, or $4.19 per diluted share, for the twelve months ended December 31, 2006 compared to net income of $5.3 million, or $0.65 per diluted share, for the twelve months ended December 31, 2005. Net income for the twelve months ended December 31, 2004 was $20.2 million, or $2.47 per diluted share. The decline in profitability over this period reflects lower unit sales and reductions in our gross profit margins to 7.0% in 2006 compared to 19.2% in 2005 and 21.3% in 2004. The substantial decline in gross margin that occurred during 2006, as well as the smaller decline from 2004 to 2005, reflect intensified pricing pressure in our markets, significant reductions in volume, charges to cost of real estate sold related to real estate inventory impairments and the write-off of deposits and pre-acquisition costs incurred for land that we decided not to purchase. These non-cash charges reduced gross margin by 5.5% in 2006, 1.6% in 2005 and 0.9% in 2004. Gross margins excluding these items would have been 12.5% in 2006, 20.8% in 2005 and 22.2% in 2004.

Our geographic markets were historically relatively stable markets for new home sales. However, from 2001 through the early part of 2004, new home sales in our markets were particularly strong and resulted in record sales levels for us. Then, in mid-2004, new home sales in our markets began to slow and that trend has continued through 2006. We believe the reasons for this slowdown include a decline in the overall demand for new homes, slowing sales and price competition in the resale home market, increased supply of existing home inventory, increased interest rates compared to prior years, a lower level of consumer confidence and slower economic activity in our markets.

During 2006, we delivered 1,335 homes with revenues of $256.7 million, compared to 2,146 homes with revenues of $415.7 million during 2005 and 2,837 homes with revenues of $542.0 million in 2004. We sold 1,171 homes (with a sales volume of $219.1 million) during 2006 compared to 1,944 homes (with a sales value of $370.6 million) during 2005 and 2,450 homes (with a sales value of $460.3 million) in 2004. Our year-end backlog, which consists of homes sold but not yet delivered, declined approximately 38% to 266 sales contracts, with an aggregate sales value of $54.9 million at December 31, 2006, from 430 sales contracts, with an aggregate sales value of $89.7 million in 2005. The average sales value of homes in backlog at year-end 2006 declined approximately 1.0% from the prior year.

In response to the declining sales volumes, we implemented an initial series of cost cutting initiatives in late 2005 and continued to aggressively manage and control all overhead expenses throughout 2006. For the twelve months ended December 31, 2006 selling, general and administrative expenses declined 22.3% to $50.1 million from $64.5 million in 2005. Selling, general and administrative expenses were $77.9 million in 2004 which indicates a 35.7% reduction over the two year period. The primary reasons for the year-over-year declines were reductions in headcount, stricter cost controls and lower sales and incentive compensation expenses as a result of decreased home deliveries and net income. We expect the reduced cost structure will continue to generate additional cost reductions from the 2006 levels as the impact of these initiatives is fully reflected in the 2007 operating results. On a quarterly basis, 2006 selling, general and administrative expense was $14.8 million in the first quarter, $13.5 million in the second quarter, $10.7 million in the third quarter and $11.1 million in the fourth quarter.

Our land position, which had grown to support the sales levels that were achieved during 2003 and 2004, became disproportionate to the lower demand for our homes that we experienced during 2005 and 2006. In response to the sales downturn, we slowed the acquisition of land not required for immediate use and delayed the commencement of construction activities for some land that was not already in the development process. In addition, in 2006 we sold $13.2 million of land and recognized gains of $0.8 million and in 2005 we sold $18.5 million of land and recognized gains of $1.9 million in 2005. Cost of real estate sold includes land or real estate impairment charges and write-offs of costs and deposits for land we decided not to purchase of $14.2 million in 2006 and $6.5 million in 2005. We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community. As a result of weakening sales trends and compression of gross margins in late 2006, we recorded $8.8 million of these charges in the fourth quarter of 2006.

Our land inventory, including estimated lots to be developed on unimproved land, was reduced by 17.3% to 14,865 lots at December 31, 2006 from 17,978 lots at December 31, 2005 and 20,787 lots at December 31, 2004. Based on the 1,335 closings that took place in 2006, our land inventory represented an 11 year supply versus our target of maintaining a four to six year supply. As a result, we expect to continue to reduce our total investment in land inventories during 2007 by selling raw land and developed lots that are not required in the near term, delaying significant land acquisitions and continuing to limit land development activities to those subdivisions where we do not have an adequate supply of developed lots. As of December 31, 2006, land held for sale was $20.3 million representing approximately 1,636 lots.

On March 31, 2006, we entered into a new joint venture, Centennial Home Mortgage, LLC (“Centennial”) with Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”). Centennial is currently operating as a full-service mortgage bank to our customers and the general public. Centennial provides our customers access to a full range of competitively priced mortgage products from a AAA rated mortgage lender and nationally recognized loan servicer. Our mortgage financing services subsidiary, Dominion Homes Financial Services (“DHFS”), ceased day to day operations during the fourth quarter of 2006 after it had fully satisfied all commitments to borrowers for loans.

On December 29, 2006, the Company, all of its participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. Subsequently, on January 26, 2007 and March 2, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The amended Credit Facility will now terminate on December 29, 2010. The Credit Facility includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”). The variable interest rate on the Revolving Line of Credit and the Term A Notes of 9.625% at December 31, 2006 is slightly higher than the 9.25% rate which applied to the entire facility prior to the amendment. The Term B Notes bear interest at a fixed interest rate of 15.0% and include detachable stock purchase warrants for 1,538,235 common shares of the Company, which, if exercised, would represent approximately 18% of our fully-diluted common shares.

We believe that the amended Credit Facility should provide adequate liquidity to weather an anticipated loss in 2007 as a result of the expected continued weakness in the housing market, and should allow the Company to be well positioned when conditions in the home building market become more favorable. Additional information regarding the amended Credit Facility is provided below under “Contractual Obligations” and “Liquidity and Capital Resources”. See also Note 4, Revolving Line of Credit and Term Notes in the Notes to the Consolidated Financial Statements included herein.

Seasonality and Variability in Quarterly Results

Our business is significantly affected by changes in economic cycles and activity in the markets where we build homes. We historically have experienced, and expect to continue to experience, variability in results on a quarterly basis. Closing on a home usually occurs approximately three to six months after the date of the sales contract, however, weather and other delays may cause the closing to take longer.

The following table sets forth certain data for each of our last eight quarters:

Three Months Ended	Revenues	Sales Contracts[1]	Closings	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Mar. 31, 2005	$92,643	626	478	780
June 30, 2005	$105,207	655	548	887
Sept. 30, 2005	$106,330	433	549	771
Dec. 31, 2005	$111,520	230	571	430
Mar. 31, 2006	$61,785	475	315	590
June 30, 2006	$75,835	356	398	548
Sept. 30, 2006	$64,925	209	338	419
Dec. 31, 2006	$54,215	131	284	266

[1]	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Year Ended December 31,
	2006	2005	2004
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%	100.0%
Cost of real estate sold	93.0	80.8	78.7

Gross profit	7.0	19.2	21.3
Selling, general and administrative	19.5	15.5	14.4

Income (loss) from operations	(12.5)	3.7	6.9
Interest expense	4.4	1.9	0.7

Income (loss) before income taxes	(16.9)	1.8	6.2
Provision (benefit) for income taxes	(3.6)	0.5	2.5

Net income (loss)	(13.3)%	1.3%	3.7%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	1,171	1,944	2,450
Closings	1,335	2,146	2,837
Backlog at period end	266	430	632
Average sales price of homes closed during the period (in thousands)	$191	$191	$188
Average sales price of homes in backlog at period end (in thousands)	$206	$209	$202
Aggregate sales value of homes in backlog at period end (in thousands)	$54,855	$89,680	$127,543

We include a home in “sales contracts” when a home buyer signs our standard sales contract, which requires a deposit and generally has no contingencies other than for purchaser financing or for the sale of an existing home, or both. Homes in “backlog” represent our signed sales contract, for which the closing has not occurred as of the end of the period. We recognize revenue and cost of real estate sold at the time of closing. “Closings” or “deliveries” occur when ownership has transferred to the home buyer.

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing or cannot sell an existing home. Our average cancellation rate was 37%, 35% and 34% in 2006, 2005 and 2004, respectively.

2006 Compared to 2005

Revenues. Our revenues for 2006 were $256.8 million from the delivery of 1,335 homes compared to $415.7 million from the delivery of 2,146 homes during 2005. Despite delivering 811 fewer homes, the average delivery price of homes for 2006 of $191,000 remained consistent with the $191,300 average delivery price for homes in 2005. Contributing to the decline in revenues was our decision to wind down the operations of our mortgage financing services subsidiary (DHFS). Our 2006 revenues included fee revenue from DHFS of $1.6 million compared to $5.1 million in 2005. As of December 31, 2006 DHFS had ceased day to day operations. During 2006, we did not sell any homes for lease back as models. Revenues for 2005 included the sale of 20 model homes, with a sales value of $3.2 million, which we leased back for use as sales models.

Gross Profit. Our gross profit as a percentage of net revenues for 2006 declined to 7.0% in 2006 compared to 19.2% in 2005. One factor contributing to the decline in gross profit margin was larger sales discounts, which increased to 6.8% of gross revenues for 2006 compared to 3.1% of gross revenues for 2005 thus reducing our net revenue and lowering the gross profit recognized per home closing. The major components of gross profit margin for 2006 and 2005 were:

	2006	2005
	Percent of House Cost Before Sales Discounts	Percent of House Cost Before Sales Discounts
Sales Discounts	6.8%	3.1%
Land	17.7%	17.6%
Construction costs	57.7%	53.9%
Other costs	11.2%	6.9%

The 2006 other costs item in the above table includes a $14.2 million non-cash charge to cost of real estate sold related to real estate inventory impairment charges and the write-off of deposits and pre-acquisition costs incurred for land that we decided not to purchase and $795,000 of gains from land sales of $13.2 million. Included in 2005 other costs is a similar charge of $6.5 million related to the write-off of deposits and pre-acquisition costs incurred for land we decided not to purchase and $1.9 million of gains from land sales of $18.5 million. These transactions reduced our gross profit margin by 5.6% and 1.1% in 2006 and 2005, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $50.1 million for 2006 compared to $64.5 million for 2005, principally as a result of delivering 811 fewer homes and our efforts to better align the scale of our operations with our current sales pace.

The primary factors that contributed to the decline in total selling, general and administrative expense were a reduction in the number of total employees to 283 as of December 31, 2006 from 483 as of December 31, 2005, the close out of DHFS operations during 2006, lower sales commissions due to fewer home deliveries and stringent cost controls implemented during 2006. In addition, we reduced the salaries of certain executives and eliminated most incentive compensation plans for 2006. On a quarterly basis, 2006 selling, general and administrative expense was $14.8 million in the first quarter, $13.5 million in the second quarter, $10.7 million in the third quarter and $11.1 million in the fourth quarter.

Although total selling, general and administrative expenses declined 22.3% from 2005 to 2006, it increased as a percentage of revenues to 19.5% for 2006 from 15.5% in 2005. This is due to the fact that certain corporate expenses, including public company reporting and compliance costs, real estate taxes and building occupancy costs are typically fixed and certain other corporate items such as insurance, information technology, architecture, accounting, and legal expenses are not directly related to increases or decreases in revenues.

Interest Expense. Our interest expense was $11.2 million for 2006 compared to $7.7 million for 2005. The increase is due to having a higher average borrowing rate and slightly higher average borrowings outstanding, offset by $1.7 million more interest capitalized in 2006 than 2005. Our weighted average borrowing rate for 2006, excluding amortization of bank fees, increased to 7.3% in 2006 compared to 5.3% in 2005. Our average borrowings outstanding were relatively constant at $210.8 million for 2006 compared to $210.7 million for 2005.

Provision (Benefit) for Income Taxes. Our income tax benefit for 2006 was $9.3 million compared to income tax expense of $2.2 million for 2005. The Company’s annual effective tax rate decreased to 21.5% for 2006 compared to 28.7% for 2005. The decrease is primarily a result of our establishment of a full $7.5 million valuation allowance against our net deferred tax assets based on the uncertainty regarding the future realization through future taxable income or carryback opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. The effective income tax rate was also impacted by an $839,000 reduction of prior year tax liabilities resulting from favorable tax settlements.

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

Total revenues include fee revenue from our mortgage financing services subsidiary. During 2005, these fee revenues decreased 34.7% to $5.1 million for 2005 from $7.8 million for 2004. This was primarily because of the reduction in the number of home buyers for whom we provided mortgage financing services. We provided mortgage financing services to 1,583, or approximately 73.8%, of our home buyers during 2005 compared to 1,985, or approximately 70.0%, of our home buyers during 2004.

Gross Profit. Our gross profit for 2005 decreased by 31.0% to $79.7 million from $115.4 million for 2004, primarily due to the fewer number of homes delivered, the reduction in mortgage financing services income as discussed above, higher sales discounts, higher costs of real estate and higher construction costs compared to 2004. In addition, cost of real estate sold for 2005 includes reserves and write-offs of costs and deposits for land we decided not to purchase of approximately $6.5 million and gains on land sales of approximately $1.9 million. Cost of real estate sold for 2004 includes similar reserves and write-offs of costs and deposits for land we decided not to purchase of approximately $4.8 million. As a percentage of revenues, our gross profit margin declined to 19.2% for 2005 from 21.3% for 2004.

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

Provision for Income Taxes. Our income tax expense for 2005 decreased 83.8% to $2.1 million from $13.3 million for 2004. Our annual effective tax rate decreased to 28.7% for 2005, from 39.6% for 2004, primarily due to a reduction of estimated tax liabilities for prior years resulting from favorable tax audit settlements, a charitable contribution of appreciated property, and statutory tax changes in Ohio and Kentucky. These reductions were partially offset by estimated additional state taxes related to previously filed tax returns.

Liquidity and Capital Resources

Historically, our capital needs have depended on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing in connection with our land purchases. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and fund our investment in real estate inventories.

On December 29, 2006, the Company, all of the participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. Subsequently, on January 26, 2007 and March 2, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The amended Credit Facility terminates on December 29, 2010. The Credit Facility includes: (i) a $35 million senior unsecured revolving line of credit; (ii) a $110 million senior secured term A loan facility; and (iii) a $90 million senior secured second lien term B loan facility with detachable warrants exercisable for 1,538,235 common shares of the Company.

We rely on the cash flow from home sale closings, proceeds from the sale of land and developed lots and funds from our Credit Facility to meet our short-term cash obligations. The primary reasons that we could require additional capital are sustained operating deficits, recoveries and expansions in our existing markets that would require us to fund the development of additional lot and homes under construction inventories or purchase of a homebuilding company. See Part I, Item IA Risk Factors - “Our business is cyclical and is significantly affected by changes in national and local economic, business and other conditions, most of which are beyond our control.”

During 2006 we slowed the acquisition of additional land and delayed the commencement of construction activities for land not already in the development process. We also identified various land parcels and developed lots that we are offering for sale and have classified these parcels and lots as land held for sale as of December 31, 2006. We will continue to evaluate our land holdings and expect that we may identify additional excess inventory that will be offered for sale. We believe that by limiting future land acquisition and development activities, selling excess inventory of undeveloped land and developed lots and reducing our developed lot inventories through the sale of new homes, we will be able to significantly reduce our total investment in land inventories and apply a significant portion of the proceeds toward reducing outstanding borrowings.

Sources and Uses of Cash

For the Three Year Period Ended December 31, 2006

Our net cash provided by operating activities was $3.1 million in 2006 compared to net cash used in operating activities of $6.0 million in 2005. The improvement was primarily attributable to significant reductions in our real estate inventories as a result of home closings, land sales and slowed land acquisition and development activities. The change in real estate inventories during 2006 included land sales of $13.2 million, which generated gains on sale of $795,000, and $14.2 million of non-cash impairment charges and write-offs of land and lot option deposits and pre-acquisition costs. The change in real estate inventories during 2005 included land sales of $18.5 million, which generated gains on sale of $1.9 million, and $6.5 million of non-cash impairment charges and write-offs of land and lot option deposits and pre-acquisition costs. Partially offsetting the cash generated by the reduction in real estate inventories were the net loss recorded in 2006, and declines in accounts payable and accrued liabilities in 2006 as compared to 2005.

Our net cash used in investing activities was $5.3 million in 2006 compared to $2.2 million in 2005. The increase in cash used in investing activities is attributable to $6.8 million of cash deposited as collateral for outstanding letters of credit in 2006. Partially offsetting this increase in restricted cash were proceeds of $1.8 million received from the sale of a 50.1% ownership interest in Centennial. In addition, our capital expenditures decreased from $3.1 million in 2005 to $1.3 million in 2006.

Our financing activities provided cash of $1.7 million during 2006 compared to $5.1 million during 2005. We paid $11.1 million of fees and costs directly related to amendments to, and for the establishment of new, borrowing arrangements during 2006 compared to only $165,000 of such costs during 2005. We made payments of $812,000 on seller financed debt during 2006 compared to $4.8 million of payments during 2005. Net proceeds from our credit facility borrowings were $11.6 million in 2006 compared to $10.9 million in 2005. We also received $2.1 million of cash related to the termination of our interest rate swap agreements during 2006.

During 2004, we generated $20.2 million of cash flow from operations before net cash flows associated with real estate inventories. Net cash spent on real estate inventories was $76.7 million, driven by net spending of $91.8 million associated with increases in land and land development and other costs, as we added additional communities, offset by net cash received of $15.1 million associated with the decrease in homes under construction. We used $65.2 million of net additional borrowings under our bank credit facility and cash from operations to finance the increase in real estate inventories.

Real Estate Inventories

The following table sets forth an estimate of our land inventory as of December 31, 2006, and includes (a) land that we own and (b) land that we control under option agreements and contingent contracts and that has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change. We generally do not purchase land for resale. However, when land that we own no longer fits into our development plans, we offer this land for sale, primarily to other homebuilders and commercial developers.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Estimated Total Number of Lots	Inventory Value
Land we own:
Central Ohio	1,819	867	8,726	11,412	$246,680,000
Kentucky	265	398	887	1,550	33,776,000
Land we control:
Central Ohio	—	—	267	267	860,000
Kentucky	—	—	—	—	—
Held for sale:
Central Ohio	—	26	1,537	1,563	17,637,000
Kentucky	—	73	—	73	2,684,000

Total Land Inventory at December 31, 2006	2,084	1,364	11,417	14,865	$301,637,000

Total Land Inventory at December 31, 2005	2,306	1,592	14,080	17,978	$336,075,000

Lots on which inventory homes are being constructed are included in homes under construction in our Consolidated Balance Sheets and are not included in the table above. As of December 31, 2006, we had 256 inventory homes, including 59 in Kentucky, in various stages of construction, representing an aggregate investment of $30.6 million.

From a long term planning perspective, we attempt to maintain total land inventories that are sufficient to meet our anticipated lot needs for the next four to six years. As of December 31, 2006, we owned lots or land that we estimate could be developed into approximately 14,598 lots, including 1,623 lots in Kentucky. As of that date, we also controlled, through option agreements or contingent contracts, land that we estimate could be developed into approximately 267 additional lots, all of which are in Ohio. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we control. Approximately $860,000 of deposits and $307,000 of pre-acquisition and due diligence costs were recorded on the Consolidated Balance Sheet as of December 31, 2006 in connection with these contingent contracts. The option agreements that we determined were more likely than not to have the contingencies satisfied expire at various dates through 2010. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

Our business strategy is to be the developer in substantially all of the communities in which we build homes. The process of acquiring land, obtaining entitlements and developing communities is a multi-year process and once we have begun the development of a new community, it is difficult and, at times, impractical to discontinue development activities. As a result, in periods of declining sales and backlog, such as we have experienced during the past two years, our land inventory position may exceed our near term needs. Based on the 1,335 homes delivered during 2006, our inventory of 14,865 lots as of December 31, 2006 represented an approximately 11 year supply compared to our target range of a four to six year supply. In contrast, during the preceding five years, from 2001 through 2005, we sold 12,351 homes. Based on average annual sales during that five year period of 2,470 homes, our inventory of 14,865 lots as of December 31, 2006 would have represented a 6 year supply.

As noted previously, our gross margin as a percent of revenues decreased to 7.0% for 2006 compared to 19.2% for 2005. The decline in gross margin is primarily the result of larger sales discounts, write-offs of deposits and pre-acquisition costs for land we decided not to purchase, impairment charges on communities and land held for sale, and gains and losses from the sale of land. We provided sales incentives and special pricing promotions throughout 2006 in order to maintain market share and generate cash flow from the continued reduction of inventories. We believe that these discounts are reflective of extremely competitive pricing in our markets and anticipate that gross margins will slowly begin to recover in future periods as the housing market recovers.

The reduced number of homes delivered and lower gross margins contributed to operating losses and deficits in operating cash flow during 2006. These factors have also required us to amend our Credit Facility and to obtain waivers during 2006 with respect to compliance with certain of its financial covenants. In response to these concerns, we have significantly reduced selling, general and administrative expenses to align our cost structure with the current level of sales activity, slowed all land acquisition efforts, delayed the commencement of construction activities except where required for near term sales and have offered for sale various developed lots and land parcels that are not needed based on current absorption rates.

We completed $13.2 million of land sales and recognized a gain of $795,000 during 2006. We completed $18.5 million of land sales and recognized a gain of $1.9 million during 2005. The gains relate to land sales where the net proceeds from the sale exceed the capitalized value of the land. We review the recoverability of inventory carrying values quarterly and reduce the carrying value to fair value when cost is not expected to be recovered. Approximately $6.2 million of the 2006 land sales and $1.9 million of the 2005 land sales represent parcels previously written down to the estimated sales price on which no gain or loss was recognized at the time of sale.

Land held for sale as of December 31, 2006 includes unimproved land and lots under development with an aggregate inventory value of $20.3 million (5.5% of our total land inventory) and represents 1,636 lots (11.0% of our total estimated lots). The carrying value of land held for sale includes reserves of $3.7 million that were recorded to reduce the carrying value of certain of the parcels to fair value. Approximately $12.4 million of the land held for sale as of December 31, 2006 is subject to sales contracts. These contracts generally contain due diligence requirements and other contingencies that allow the purchaser to cancel the contract, subject only to forfeiture of any non-refundable deposits.

We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community. We record impairment charges, determined based on a discounted cash flow analysis, to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or the sale of the land parcel or lot. During 2006 and 2005, we recorded non-cash charges to cost of real estate sold related to real estate inventory impairment charges and the write-off of deposits and pre-acquisition costs incurred for land that we decided not to purchase of $14.2 million and $6.5 million respectively. Of the various impairment charges previously recorded to reduce the carrying amounts of certain communities to their fair (recoverable) value, approximately $9.8 million are included on the Balance Sheet at December 31, 2006 as a reduction in the basis of land and land development costs and homes under construction. A discount rate of 13.5% was applied to calculate the level of impairment charges recorded at December 31, 2006. Real estate market prices for both developed and undeveloped lots are subject to a number of economic factors including new home demand, current selling prices for both new and existing homes, inventory levels in specific markets and interest rates. Further deterioration in either the demand for new homes in our markets or the gross margins that we are able to achieve from home sales may require additional inventory write downs in future periods.

Contractual Obligations

Third Amended Credit Agreement. On December 29, 2006, the Company, all of the participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. Subsequently, on January 26, 2007 and March 2, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The amended Credit Facility terminates on December 29, 2010. The Credit Facility includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”) with detachable warrants exercisable for 1,538,235 common shares of the Company (the “Warrants”).

If an Event of Default (as defined in the Credit Facility) occurs under the Credit Facility, the Security Agreement, or certain other related agreements specified in the Credit Facility, the Senior Administrative Agent, at the request of or with the consent of the required lenders, may, among other actions, (i) impose the default rate specified in the Credit Facility; (ii) terminate the Company’s ability to make new borrowings under the Revolving Line of Credit; (iii) accelerate the repayment of all existing borrowings under the Credit Facility, and (iv) foreclose on the lenders’ liens on substantially all of the Company’s assets.

New Revolving Line of Credit and Term A Notes

Under the Credit Facility, the Revolving Line of Credit has a $10 million sub-limit for letters of credit, which are fully cash collateralized by drawings under the Revolving Line of Credit. Interest on the Revolving Line of Credit and the Term A Notes is calculated based on either LIBOR plus 4.25% or the prime rate plus 3.25%, at our option. The Term A Notes are subject to quarterly amortization, with payments beginning in the third quarter of 2007. The Revolving Line of Credit and the Term A Notes are cross-defaulted with each other and with the Term B Notes. We may redeem the Term A Notes at our option, subject to prepayment premiums as set forth in the Credit Agreement. We are subject to an unused line fee on the Revolving Line of Credit equal to 0.50% of the unused line. Pursuant to the terms of the Credit Facility, 75% percent of the net proceeds from certain land sales in excess of $2 million per year must be used to redeem the Term A Notes. In the event of a change in control of the Company, we are required to redeem the Term A Notes at 102% of face value, including any accrued but unpaid interest.

The Revolving Line of Credit and the Term A Notes are secured by liens granted by the Company (and certain of its subsidiaries) on all of its tangible and intangible personal property and substantially all of its real estate, including subsequently-acquired property, as set forth in the Amended and Restated Security Agreement dated as of December 29, 2006 among the Company, the subsidiary grantors named therein, Silver Point Finance, LLC, as Senior Administrative Agent, and The Huntington National Bank, as Administrative Agent (the “Security Agreement.”) . The Term A Notes and the Revolving Line of Credit have the same level of seniority, and rank senior to the Term B Notes.

The Revolving Line of Credit and Term A Notes contain the following additional provisions:

•	with certain exceptions, we may not dispose of assets outside the ordinary course of business;

•	with certain exceptions, we may not become liable for contingent liabilities;

•	with certain exceptions, we may not incur additional indebtedness or grant additional liens;

•	annual operating lease rentals may not exceed $5 million;

•	with certain exceptions, we may not acquire any of our own shares;

•	we may not declare or pay any cash dividends;

•	except under certain circumstances, we may not change our chief executive officer or chief operating officer;

•

we are restricted from making certain investments, loans or advances, including more than an aggregate of $100,000 in joint ventures and other investments, $250,000 in mortgage companies, $2 million to purchasers of land owned by us and $2.5 million to our insurance subsidiaries;

•	we are subject to a minimum consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant, calculated quarterly on a trailing 12 month basis;

•	we are subject to a minimum free cash flow covenant calculated quarterly on a trailing 12 month basis;

•	we are subject to a maximum leverage ratio covenant;

•	we are subject to a minimum gross profit covenant calculated quarterly on a trailing 12 month basis;

•	we may not exceed the specified maximum amounts of land purchases calculated quarterly on a trailing 12 month basis; and

•	we must maintain a specified minimum net worth.

Term B Notes

Under the Credit Facility, the Term B Notes accrue interest at a rate of 15% per year, with interest accrued and added to the outstanding principal balance. Quarterly, we have the option to pay the interest in cash rather than have it added to the principal balance if a revolving loan availability test and other compliance matters are satisfied. We may redeem the Term B Notes subject to prepayment premiums set forth in the Credit Facility, beginning June 29, 2008, or at a make-whole amount provided in the Credit Facility prior thereto. The Term B Notes may not be redeemed prior to full redemption of the Term A Notes. In the event of a change in control of the Company, we are required to redeem the Term B Notes at the applicable prepayment premium or the make-whole premium provided in the Credit Facility, whichever is applicable. Holders of the Term B Notes are entitled to designate two members, reasonably acceptable to us, for election to our Board of Directors, so long as the original holders of the Term B Notes continue to hold at least 51% of the outstanding principal amount of the Term B Notes. Pursuant to the terms of a Voting Agreement dated December 29, 2006, between the holders of the Term B Notes, Purchasers of the Warrants, and BRC Properties, Inc. (“BRC”), BRC will vote all of the shares of the Company that it beneficially owns in favor of the designated Board members.

The Term B Notes are secured by second liens granted by us (and certain of our subsidiaries) on all of our tangible and intangible personal property and substantially all of our real estate, including subsequently-acquired property, as set forth in the Security Agreement. The Term B Notes rank junior to the Revolving Line of Credit and the Term A Notes. The Term B Notes include comparable, but less restrictive, financial covenants.

Warrants

Pursuant to a Warrant Purchase Agreement dated as of December 29, 2006 the holders of the Term B Notes received detachable warrants in the aggregate amount of 1,538,235 common shares of the Company. The warrants would constitute approximately 18.3% of our common shares that are currently outstanding (approximately 18.1% of the Company’s common shares outstanding on a fully diluted basis assuming that all outstanding options were exercised and all restricted shares were vested). The warrants are exercisable at $.01 per share, and expire 10 years from the grant date. The warrants contain anti-dilution protection, and provide that if we issue more than 300,000 shares under our 2003 Stock Option and Equity Incentive Plan ““during the next 10 years, the warrant holders will receive additional warrants equal to 17.5% of the shares issued in excess of 300,000.

The agreement also provides that if the original Term B Lenders no longer have the right to designate members for election to our Board of Directors the warrant purchasers (i) shall be permitted to designate two members for election to the Board as long as the purchasers hold more than 1,000,000 warrants or warrant shares, and (ii) shall be permitted to designate one member for election to the Board as long as the purchasers hold more than 500,000 warrants or warrant shares.

For a more detailed description of the Credit Facility, including restrictions it imposes on our business activities, see Note (4), Revolving Line of Credit and Term Notes, in the Notes to the Consolidated Financial Statements herein.

Seller Financing. From time to time, we purchase land with seller financing. As of December 31, 2006, we held land for development that was partially financed with seller-provided term debt that had an outstanding balance of approximately $8.5 million.

Capital and Operating Leases. We believe the best use of our Credit Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are also financed through operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were $258,000 at December 31, 2006. We believe our operating leases are properly classified as off-balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was $8.6 million at December 31, 2006. For further information on our leases, see Note 6, Operating Lease Commitments, and Note 8, Related Party Transactions, in the Notes to the Consolidated Financial Statements included herein.

Land Purchase Commitments. As of December 31, 2006, we did not have any non-cancelable contractual obligations to purchase residential lots or unimproved land. However, we did have cancelable obligations to purchase lots or unimproved land pursuant to option agreements or contingent contracts.

The following is a summary of our contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Revolving Line of Credit(a)	$16,800	$—	$—	$16,800	$—
Term Notes A and B	184,779	5,625	52,201	126,953	—
Seller financed debt	8,488	811	1,622	5,243	812
Operating leases	8,593	2,106	2,740	887	2,860
Capital lease obligations	258	258	—	—	—

Total contractual cash obligations	$218,918	$8,800	$56,563	$149,883	$3,672

(a)	The interest obligation associated with the Revolving Line of Credit will be based upon the outstanding principal and the related variable rate of interest through its maturity date of December 29, 2010 (see Note 4 of the Notes to the Consolidated Financial Statements for more details).

Off-balance Sheet Arrangements

Performance Bonds and Irrevocable Letters of Credit. We are often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of December 31, 2006, we had $40.4 million and $6.8 million of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. We are released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, we do not believe that any currently outstanding performance bond or irrevocable letter of credit will be called.

The availability and cost of surety instruments is subject to the level of construction activity, our financial condition and other industry factors. Although at times we have experienced difficulty in obtaining performance bonds, we believe that we have sufficient capacity from insurers and under our letter of credit facility to satisfy the requirements of our 2007 development plans.

Variable Interest Entities. From time to time, we selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of distributing developed lots to the partners in the joint ventures. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interests. We receive our percentage interest in the lots developed in the form of capital distributions. As of December 31, 2006, we had ownership interests in seven active joint ventures with ownership interests ranging from 33% to 50%. These joint ventures generally do not incur debt, except for seller requested financing arrangements upon purchasing the land for the joint ventures. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements. See Note 3, Joint Ventures, in the Notes to the Consolidated Financial Statements included herein.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which, depending on the circumstances, could qualify as variable interest entities under FIN 46R. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have evaluated all of our land options and contingent purchase contracts and have concluded that, as of December 31, 2006, we did not have any outstanding contracts requiring consolidation as a result of the application of FIN 46R.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. As of December 31, 2006, we had $2.1 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. We had not made any good faith deposits or incurred any related due diligence costs on these cancelable contractual obligations as of December 31, 2006. However, $663,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments as of December 31, 2006. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from borrowings.

We are in the process of evaluating $7.4 million of additional cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. As of December 31, 2006, good faith deposits and related due diligence costs on these contracts were $860,000. Good faith deposits and related due diligence costs are normally charged to earnings when we determine the purchase of the land or lots will not be completed.

We own a 49.9% interest in Alliance Title Agency, Ltd. (“Alliance”), a title insurance agency that provides closing services for our Central Ohio homes. We determined that Alliance is a variable interest entity and consolidated it with our other homebuilding operations effective January 1, 2004. As of December 31, 2006, our investment in Alliance was $87,000. Minority interest associated with Alliance is included in accrued liabilities on our Consolidated Balance Sheets.

The following is a summary of our commercial commitments under off-balance sheet arrangements as of December 31, 2006 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Commercial commitments:
Letters of credit	$6,760	$1,960	$174	$4,626	$—
Performance bonds	40,408	37,142	2,930	336	—
Cancelable land contracts	2,051	1,025	792	234	$—

Total commercial commitments	$49,219	$40,127	$3,896	$5,196	$—

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

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued FAS No. 154, Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific effect or the cumulative effect of a change. FAS 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have an impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting FAS 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently considering the potential impact of adopting FAS 159 on its consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties and disclosure relating to uncertain tax positions. FIN 48 became effective for us on January 1, 2007. The adoption of FIN 48 is not expected to have an impact on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance as to how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB 108 requires us to quantify misstatements using both a balance sheet and income statement approach, with adjustment required if either method results in a material error. The provisions of SAB 108 were required to be applied December 31, 2006. The application of these provisions did not have an impact on our consolidating financial position or results of operations.

Critical Accounting Policies

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operation is based upon our Consolidated Financial Statements, including the related Notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to real estate inventories, warranty obligations, and construction costs for homes closed. We base these estimates on historical trends and experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Reserves to reduce our real estate inventories to net realizable value are recorded using several factors, including, but not limited to, the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities. Impairment charges are based upon a discounted cash flow analysis to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or through the sale of land parcel or lot. The adequacy of our reserves could be materially affected by changes in market conditions.

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

•

Self-insurance accruals are made for certain claims associated with workers’ compensation and medical benefits. These accruals include estimates that are based on assumptions about historical loss development factors and actual benefit costs. Differences in estimates and assumptions could result in an accrual materially different from the calculated amounts.

•

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and tax credit carry forwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We use an estimate of the annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. If circumstances change, our estimated annual effective tax rate could change, creating variances in quarterly results.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates on borrowings under our Credit Facility, which permits borrowings up to $235.0 million, subject to limitations on availability. Under the Credit Facility, interest on our Revolving Line of Credit and Term A Notes is variable and calculated, at our option, based on either LIBOR plus 4.25% or the prime rate plus 3.25%. As of December 31, 2006, our Revolving Line of Credit and Term A Notes bear interest at a rate of 9.625%, which was determined using the LIBOR option. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates for our borrowings outstanding as of December 31, 2006:

	Expected maturity date
	2007	2008	2009	2010	Total
Liabilities
Variable rate	$10,000	$20,000	$40,000	$56,800	$126,800
Average interest rate*	9.625%	9.625%	9.625%	9.625%	9.625%

Fixed rate	—	—	—	$90,000	$90,000
Average interest rate*	—	—	—	15.00%	15.00%

*	Does not include impact of amortization of debt discount and debt issuance costs.

At times we have managed a portion of our market risk related to interest rate fluctuations through interest rate swap contracts. As of December 31, 2005, we were a party to interest rate swap contracts with an aggregate notional amount of $120.0 million that effectively fixed the interest rate for a portion of the variable rate borrowings under our line of credit. In October 2006, we closed all of the outstanding positions in our interest rate swap contracts. The table below presents information relating to our outstanding borrowings and interest rate swap contracts held as of December 31, 2005. For the outstanding borrowings, the table presents principal cash flows and the related weighted average interest rate by expected maturity date. For the interest rate swap contracts, the table presents notional amounts and expected interest rates by contractual dates.

	Expected maturity date
	2006	2007	2008	2009	Total
Liabilities
Variable rate	—	$205,240	—	—	$205,240
Average interest rate*	—	5.29%	—	—	5.29%

Interest Rate Derivatives
Notional amount	$120,000	$110,000	$60,000	$20,000	$120,000
Average annual pay rate	3.21%	3.24%	3.60%	4.45%	3.21%
Average annual receive rate	3.34%	3.34%	3.38%	3.57%	3.34%

*	Includes effect of interest rate swap agreements and excludes amortization of debt issuance costs.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING 1

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we undertook an assessment of our internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

[1]

Based on the aggregate market value of the Company’s common shares held by non-affiliates as of June 30, 2006, the Company has determined, as of December 31, 2006, that it is no longer an accelerated filer, but rather is a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. Pursuant to SEC Final Rule 33-8760, the Company is not required to furnish a management report on internal control over financial reporting in this Annual Report on Form 10-K. The Company is voluntarily furnishing this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dominion Homes, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dominion Homes, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standard No. 123(R), Share-Based Payments, on January 1, 2006.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 14, 2007

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues	$256,760	$415,700	$541,970
Cost of real estate sold	238,734	336,007	426,531

Gross profit	18,026	79,693	115,439
Selling, general and administrative	50,082	64,475	77,936

Income (loss) from operations	(32,056)	15,218	37,503
Interest expense	11,248	7,745	4,032

Income (loss) before income taxes	(43,304)	7,473	33,471
Provision (benefit) for income taxes	(9,295)	2,147	13,269

Net income (loss)	$(34,009)	$5,326	$20,202

Earnings (loss) per share
Basic	$(4.19)	$0.66	$2.53

Diluted	$(4.19)	$0.65	$2.47

Weighted average shares outstanding
Basic	8,120,205	8,065,586	7,993,369

Diluted	8,120,205	8,201,694	8,188,304

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$3,032	$3,554
Restricted cash	6,762	—
Accounts receivable
Due from financial institutions for residential closings	639	3,941
Other	1,690	948
Real estate inventories
Land and land development costs	281,316	323,594
Homes under construction	67,585	86,980
Land held for sale	20,321	12,481
Other	1,864	3,220

Total real estate inventories	371,086	426,275

Prepaid expenses and other	16,484	8,792
Deferred income taxes	—	1,485
Property and equipment, at cost	13,371	15,317
Less accumulated depreciation	(8,848)	(8,755)

Total property and equipment	4,523	6,562

Total assets	$404,216	$451,557

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$7,945	$11,465
Deposits on homes and land under contract	1,017	1,483
Accrued liabilities	16,465	28,536
Revolving line of credit	16,800	205,240
Term notes	184,779	—
Seller financed debt and capital lease liability	8,746	9,300

Total liabilities	235,752	256,024

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,756,959 shares issued and 8,424,413 shares outstanding on December 31, 2006 and 8,565,261 shares issued and 8,244,715 shares outstanding on December 31, 2005	69,970	63,851
Deferred compensation	(11)	(901)
Retained earnings	99,783	133,792
Accumulated other comprehensive income	1,608	1,677
Treasury stock, at cost (332,546 and 320,546 shares at December 31, 2006 and 2005, respectively)	(2,886)	(2,886)

Total shareholders’ equity	168,464	195,533

Total liabilities and shareholders’ equity	$404,216	$451,557

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share information)

			Deferred Compensation			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Liability	Trust Shares	Retained Earnings		Treasury Stock	Total
Balance, December 31, 2003	8,211,250	$66,890	$(3,873)	$(1,234)	$108,264	$(1,132)	$(2,854)	$166,061

	—
Net income	—	—	—	—	20,202			20,202
Unrealized hedging gain, net of deferred taxes of ($1,165)	—	—	—	—	—	1,718	—	1,718

Comprehensive income								21,920

Shares awarded	2,300	78	—	—	—	—	—	78
Exercises of stock options	67,965	442	—	—	—	—	(32)	410
Issuance of restricted stock awards	15,000	363	(363)	—	—	—	—	—
Change in value and vesting of restricted stock awards	—	(1,738)	2,456	—	—	—	—	718
Forfeitures of restricted stock awards	(70,000)	(1,160)	1,160	—	—	—	—	—
Deferred compensation	—	—	(437)	147	—	—	—	(290)

Balance, December 31, 2004	8,226,515	64,875	(1,057)	(1,087)	128,466	586	(2,886)	188,897

Net income	—	—	—	—	5,326	—	—	5,326
Unrealized hedging gain, net of deferred taxes of ($625)	—	—	—	—	—	1,091	—	1,091

Comprehensive income								6,417

Shares awarded	1,600	35	—	—	—	—	—	35
Exercises of stock options	44,100	199	—	—	—	—	—	199
Issuance of restricted stock awards	2,500	46	(46)	—	—	—	—	—
Change in value and vesting of restricted stock awards	—	(876)	1,233	—	—	—	—	357
Forfeitures of restricted stock awards	(30,000)	(428)	—	—	—	—	—	(428)
Deferred compensation	—	—	(49)	105				56

Balance, December 31, 2005	8,244,715	63,851	81	(982)	133,792	1,677	(2,886)	195,533

Net loss	—	—	—	—	(34,009)	—	—	(34,009)
Unrealized hedging gain, net of deferred taxes	—	—	—	—	—	(69)	—	(69)

Comprehensive income								(34,078)

Shares awarded	11,698	91	—	—	—	—	—	91
Exercises of stock options	5,000	24	—	—	—	—	—	24
Share based compensation expense	163,000	42	—	—	—	—	—	42
Unearned compensation reclass as of FAS 123R adoption date	—	(868)	868	—	—	—	—	—
Issuance of warrants to purchase common shares	—	6,830	—	—	—	—	—	6,830
Deferred compensation	—	—	(205)	227	—	—	—	22

Balance, December 31, 2006	8,424,413	$69,970	$744	$(755)	$99,783	$1,608	$(2,886)	$168,464

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$(34,009)	$5,326	$20,202
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,979	3,245	2,615
Amortization of unearned compensation	42	(15)	428
Amortization of accumulated other comprehensive income	(443)	—	—
Loss on impaired real estate inventories	14,175	6,491	4,813
Gain on sale of land	(795)	(1,923)	—
Loss on fixed assets	200	315	186
Issuance of common shares for compensation	91	35	78
Deferred income taxes	3,253	575	1,931
Changes in assets and liabilities:
Accounts receivable	2,734	(368)	(1,988)
Real estate inventories	35,113	(15,663)	(76,660)
Prepaid expenses and other	(11,784)	(846)	1,419
Accounts payable	(3,520)	2,148	(8,448)
Deposits on homes under contract	(466)	260	(811)
Accrued liabilities	(5,481)	(5,603)	(240)

Net cash provided by (used in) operating activities	3,089	(6,023)	(56,475)

Cash flows from investing activities:
Purchase of property and equipment	(1,265)	(3,050)	(1,109)
Proceeds from sale of property and equipment	958	840	—
Proceeds from sale of investment in Centennial Home Mortgage, LLC	1,838	—	—
Investment in Centennial Home Mortgage, LLC	(75)	—	—
Change in restricted cash	(6,762)	—	—

Net cash used in investing activities	(5,306)	(2,210)	(1,109)

Cash flows from financing activities:
Payments on revolving line of credit	(312,737)	(112,636)	(159,302)
Proceeds from revolving line of credit	124,297	123,498	224,460
Proceeds from term notes	200,000	—	—
Payment of debt issuance costs	(11,105)	(165)	(250)
Payments on seller financed debt	(812)	(4,838)	(4,597)
Payments on capital lease obligations	(23)	(981)	(1,452)
Proceeds from termination of interest rate swaps	2,051	—	—
Proceeds from exercise of stock options	24	199	410

Net cash provided by financing activities	1,695	5,077	59,269

Net change in cash and cash equivalents	(522)	(3,156)	1,685
Cash and cash equivalents, beginning of year	3,554	6,710	5,025

Cash and cash equivalents, end of year	$3,032	$3,554	$6,710

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$17,708	$7,228	$2,721

Income taxes paid	$408	$4,000	$14,760

Supplemental disclosures of non-cash activities:
Land acquired with seller financing	$—	$9,300	$910

Consolidated real estate inventory not owned	$—	$2,100	$16,953

Capital lease obligations	$281	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:

Organization: Dominion Homes, Inc. (“the Company”) is engaged primarily in the construction and sale of single-family homes in Central Ohio and Louisville and Lexington, Kentucky. The Company designs, sells and builds single-family homes on finished lots. The Company also purchases undeveloped land to develop into finished lots as needed for home construction. The Company provides title insurance services through affiliated title insurance agencies and mortgage financing services through a joint venture arrangement.

Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company, its consolidated subsidiaries, variable interest entities in which the Company is deemed to be the primary beneficiary and joint venture investments accounted for using the equity method (see Note 3). Inter-company transactions are eliminated.

The Company owns a 49.9% interest in Alliance Title Agency, Ltd. (“Alliance”), a title insurance agency that provides closing services for our Central Ohio home sales. The Company determined that Alliance is a variable interest entity in which the Company is the primary beneficiary and has therefore included Alliance in its consolidated results. Minority interest related to Alliance is included in accrued liabilities in the Consolidated Balance Sheets.

During 2006 the Company incurred a net loss of $34.0 million compared to net income of $5.3 million in 2005 and net income of $20.2 million in 2004. The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2004 new home sales in our markets began to slow and that trend continued through 2006. Factors contributing to this slowdown were (i) a decline in the overall demand for new homes, (ii) increased price competition and slowing sales in the resale home market, (iii) an increased supply of existing home inventory, (iv) higher mortgage interest rates compared to prior years, (v) lower consumer confidence and (vi) slower economic activity in our markets. In response to these concerns, the Company has significantly reduced selling, general and administrative expenses in order to align our cost structure with the current level of sales activity, slowed all land acquisition, delayed land development and construction activities except where required for near term sales and has offered for sale various developed lots and land parcels that the Company believes are not needed based on current absorption rates.

As a result of the 2006 net loss the Company was required to execute various amendments to its credit facility and obtain waivers with respect to various financial covenants during 2006. On December 29, 2006, the Company amended its credit facility and extended its due date from May 31, 2007 to December 29, 2010. The amended credit agreement includes: (i) a $35 million senior secured revolving line of credit, (ii) a $110 million senior secured Term A loan facility and (iii) a $90 million senior secured second lien Term B loan facility with detachable warrants exercisable for 1,538,235 common shares of the Company. The amended credit agreement contains new financial covenants that commence March 31, 2007 and extend through the term of the agreement. The Company expects to comply with the financial covenants under the amended credit agreements for the next twelve months. Non-compliance with such covenants would allow the lenders to demand immediate repayment of all outstanding borrowings under the facility. The inability of the Company to comply with its financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current credit facility would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Segment Information: The Company’s homebuilding operations conducted in Ohio and Kentucky have been determined to have similar economic characteristics including similar historical and expected future operating performance, similar product offerings, pricing and margins, which otherwise meet the criteria for aggregation in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Relation Information.” The Company’s title operations directly support its homebuilding operations and services to outside parties are rare. Therefore, the homebuilding operations and title operations have been aggregated into one reportable segment – the homebuilding segment.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2006, the Company’s cash equivalents were comprised of money market funds.

Restricted Cash: Under the terms of its Third Amended and Restated Credit Agreement dated December 29, 2006, the Company was required to place funds on deposit in an amount equal to its outstanding letters of credit. The funds must remain on deposit until the related letter of credit expires or is cancelled and returned to the issuing bank. As of December 31, 2006, the Company maintained $6,762,000 of restricted cash related to its letters of credit.

Real Estate Inventories: Real estate inventories are recorded at cost. Land and land development costs include capitalized acquisition related costs, land construction costs, capitalized interest, and real estate taxes. Certain land and land development costs are allocated to development phases based on the number of lots expected to be developed within each subdivision. As each development phase is completed, those land and land development costs are then allocated to individual lots. Homes under construction include land and land development costs, construction costs, capitalized interest and indirect costs related to development and construction activities. Indirect costs that do not relate to development and construction activities, including general and administrative expenses, are charged to expense as incurred.

Land held for sale includes unimproved land, lots under development and developed lots that no longer fit into the Company’s development plans, and that the Company is currently marketing for sale or is under contract to sell. Land held for sale is valued at the lower of cost or fair value less estimated costs to sell.

The Company evaluates the recoverability of its real estate inventories in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using several factors including, but not limited to, the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for the Company. The Company records impairment charges based upon a discounted cash flow analysis to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or through the sale of land parcel or lot

The Company recognized impairment charges, included in cost of real estate sold, of $14,175,000, $6,491,000, and $4,800,000 for the years ended December 31, 2006, 2005, and 2004. The impairment charges consist of write-downs of inventory carrying value to fair values, adjustments to the carrying value of certain parcels of land held for sale to fair value and reserves and write-offs of acquisition costs and deposits for land the Company decided not to purchase.

Capitalized Interest: The Company capitalizes interest costs during the land development and home construction periods. Capitalized interest is included in land and land development costs and homes under construction in the Consolidated Balance Sheets. Capitalized interest related to the costs of land development and home construction is included in cost of real estate sold in the period for which the home is closed.

A summary of interest expense and a reconciliation of changes in capitalized interest for the years ended December 31 is as follows:

	2006	2005	2004
Interest incurred	$17,644,000	$12,477,000	$9,726,000
Interest capitalized	(6,396,000)	(4,732,000)	(5,694,000)

Interest expense	$11,248,000	$7,745,000	$4,032,000

	2006	2005	2004
Capitalized interest, beginning of year	$5,007,000	$4,598,000	$3,108,000
Interest capitalized	6,396,000	4,732,000	5,694,000
Capitalized interest charged to cost of real estate sold	(3,664,000)	(4,323,000)	(4,204,000)

Capitalized interest, end of year	$7,739,000	$5,007,000	$4,598,000

Prepaid expenses and other: Prepaid expenses and other consisted of the following as of December 31:

	2006	2005
Debt issuance costs	$1,507,000	$391,000
Income taxes receivable	11,081,000	1,901,000
Cash value of Company owned life insurance	3,027,000	2,853,000
Interest rate swap agreements	—	2,696,000
Other	869,000	951,000

Total prepaid expenses and other	$16,484,000	$8,792,000

Debt Issuance Costs: Fees and costs incurred in connection with our revolving credit agreements are capitalized as other assets and are included in prepaid expenses and other in the

Consolidated Balance Sheets. Fees and costs associated with the Company’s Term A and Term B notes are recorded as a debt discount. These debt issuance costs are amortized to interest expense over the terms of the respective agreements. As of December 31, 2006 and 2005, debt issuance costs were $1,507,000 and $391,000, respectively. The Company recorded amortization expense of $1,598,000, $446,000 and $528,000 related to debt issuance costs for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense in 2006 includes $368,000 of debt issuance costs written off upon the Company entering into the Third Amended and Restated Credit Agreement dated December 29, 2006. The charge represents the portion of debt issuance costs associated with the extinguished portion of the previous credit facility outstanding as of December 29, 2006 that were not considered to relate to the new borrowing arrangement going forward.

Derivative Instruments and Hedging Activities: The Company follows the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, for accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized in the balance sheet and measured at fair value. Depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment, gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and then recognized in earnings when the hedged item matures or is deemed effective.

The Company’s policy is to formally document, at the inception of the derivative instrument, the relationship between the derivative instrument and the specific assets, liabilities, or future commitment being hedged, as well as its risk management objectives and strategies for undertaking the hedging transaction. The Company does not enter into derivatives for trading or speculative purposes.

During the three years ended December 31, 2006, the Company’s only hedging activity has been the execution of cash flow hedges through the use of various interest rate swap agreements, effectively converting the variable interest rates to fixed interest rates on a portion of its outstanding debt. As of December 31, 2005, the Company had recorded an asset of $2,696,000 related to the fair value of its interest rate swaps in prepaid expenses and other, with an offsetting credit in accumulated other comprehensive income. In late October 2006, the Company liquidated its interest rate swap agreements for cash proceeds of $2,051,000. The liquidation resulted in an unrealized gain which is included in accumulated other comprehensive income. The unrealized gain is being amortized to earnings as a reduction of interest expense over the original contract term of the interest rate swap agreements, which were set to expire at various dates through June 2009. As of December 31, 2006, accumulated other comprehensive income included $1,608,000 of unrealized gain related to the terminated interest rate swap agreements.

Income Taxes: The Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. The Company provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization of property and equipment are recognized on the straight-line method at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of assets range from three to forty years. Depreciation and amortization expense was $2,427,000, $2,875,000 and $2,155,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Property and equipment includes assets subject to capital leases with a cost of $281,000 and related accumulated amortization of $23,000 as of December 31, 2006. Property and equipment under capital lease primarily includes computer equipment and furniture and fixtures. There were no capital lease assets as of December 31, 2005.

Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized and amortized over the estimated useful lives of the applicable assets. The cost and accumulated depreciation for assets sold or retired is removed, and any resulting gain or loss is reflected in operations.

The Company assesses the impairment of property and equipment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. The Company did not record any impairment losses for the years ended December 31, 2006 or 2005. The Company recognized an impairment loss related to property and equipment of $186,000 for the year ended December 31, 2004.

Warranty Costs: The Company provides a two-year warranty covering the roof, windows, doors and all mechanical elements of its homes, including the heating, plumbing and electrical systems. The Company also offers a 30-year warranty covering all major structural components in its Celebration and Celebration Classic Series, Independence Collection and Tradition Series homes and a 10-year structural warranty on its Metropolitan Series and Grand Reserve Series homes. The Company initially provides an estimated amount of warranty cost for each home at the date of closing based on historical warranty experience. The Company periodically evaluates the adequacy of the reserve based on its experience. Factors that affect the Company’s warranty liability include the number of homes closed, historical warranty claims and cost per claim.

A reconciliation of the changes in the warranty liability for the years ended December 31 is as follows:

	2006	2005	2004
Balance at the beginning of the period	$2,010,000	$3,175,000	$3,990,000
Warranty expense	1,236,000	789,000	1,179,000
Settlements made (in cash or in kind) during the period	(1,419,000)	(1,954,000)	(1,994,000)

Balance at the end of the period	$1,827,000	$2,010,000	$3,175,000

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value due to the short period of time to maturity or settlement. The fair value of the Company’s debt approximates the carrying value due to the interest terms being primarily variable. The portion of the Company’s debt at a fixed rate was priced on December 29, 2006, accordingly the carrying value approximates fair value as of December 31, 2006.

Revenue Recognition: The Company recognizes revenues from the sale of homes, including fees earned for title services, at the time it conveys title to the home buyer. Accounts receivable due from financial institutions for residential closings represent payments to be received on completed closings.

Advertising Costs: The Company expenses advertising costs when incurred. Advertising expense was $4,256,000, $6,259,000 and $6,360,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Earnings (Loss) per Share: Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if common share equivalents were exercised or converted into common shares. Common share equivalents include stock options, restricted shares and warrants. Restricted common shares are included in common share equivalents when performance contingencies, if any, are achieved.

A reconciliation of the weighted average common shares used in basic and diluted earnings (loss) per share computations is as follows:

	2006	2005	2004
Weighted average shares – basic	8,120,205	8,065,586	7,993,369
Common share equivalents	—	136,108	194,935

Weighted average shares – diluted	8,120,205	8,201,694	8,188,304

For 2006, because of our reported net loss, potentially dilutive common share equivalents were excluded from the per share computations due to their antidilutive effect.

As of December 31, 2005 and 2004, there were 183,000 and 15,000 stock options, which were antidilutive and excluded from the computations of diluted earnings per share, as their exercise prices were higher than the Company’s average share price during the reporting period.

As of December 31, 2005 and 2004, there were 60,000 restricted shares excluded from the computations of diluted earnings per share because the performance contingencies related to those shares had not been achieved.

Share-Based Compensation: Prior to January 1, 2006, the Company accounted for its stock option and restricted share awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As a result, no compensation cost was previously recognized for stock option awards granted to employees because all stock option awards granted have exercise prices equal to the market value of the underlying common shares of the Company on the grant date. Compensation cost related to restricted share awards was determined at the date of grant and adjusted for changes in the fair value of the restricted shares until the performance criteria, if applicable, was met. The fair value of the restricted share awards was recorded as unearned compensation expense, a reduction of shareholders’ equity, and amortized on a straight-line basis over the vesting period.

As of January 1, 2006, the Company adopted FAS No. 123R, Share-Based Payment (“FAS 123R”), which revises FAS No. 123, Accounting for Stock-Based Compensation. FAS 123R applies to all new awards granted, all awards modified, repurchased, or cancelled after the required effective date, and to the unvested portion of previously granted awards outstanding as of the required effective date. FAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company has elected to apply the modified prospective approach for existing share-based payment awards outstanding at the date of adoption. The method requires the Company to value stock options and non-vested share awards granted prior to the adoption of FAS 123R under the fair value method and recognized expense for the unvested portion of awards over the remaining vesting period.

The following table illustrates the pro-forma effects on net income and earnings per share as if the Company had accounted for share-based compensation expense using the fair value method, as required by FAS 123R, for the years ended December 31:

	2005	2004
Net income, as reported	$5,326,000	$20,202,000
Add: stock based compensation expense (benefit) included in reported net income, net of related tax effects	(50,000)	429,000
Deduct: stock based compensation expense (benefit) determined using the fair value method, net of related tax effects	932,000	874,000

Pro forma net income	$4,344,000	$19,757,000

Earnings per share:
Basic as reported	$0.66	$2.53
Basic pro forma	$0.54	$2.47
Diluted as reported	$0.65	$2.47
Diluted pro forma	$0.53	$2.41

The Company generally grants share-based compensation awards using authorized but previously unissued common shares.

The Company uses the Black-Scholes model to value its new stock option award grants under FAS 123R. Non-vested share awards granted to employees are valued based on the market price of the Company’s common shares on the date of grant. The Company estimates forfeitures in calculating the compensation expense related to all share-based payment awards. Compensation cost arising from stock option and non-vested share awards granted to employees is recognized as expense using the straight-line method over the vesting period. In addition, FAS 123R requires the Company to report the benefits of tax deductions in excess of recognized compensation cost as both a financing cash inflow and an operating cash outflow. There were no such benefits recorded during 2006.

As indicated, the fair value of new stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s shares. The Company uses historical data to estimate stock option exercise dates and the period of time that stock options are expected to be outstanding. The risk-free rates for periods within the contractual life of the stock option are based on the U.S. treasury yield curve at the time of stock option grant.

	2006	2005	2004
Expected volatility	59%	168%	70%
Expected dividends	0%	0%	0%
Expected term (in years)	8	8	5
Risk-free rate	5.02%	4.20%	3.50%

Recently Issued Accounting Pronouncements: In May 2005, the FASB issued FAS No. 154, Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of a change. FAS 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have an impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting FAS 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently considering the potential impact of adopting FAS 159 on its consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties and disclosure relating to uncertain tax positions. FIN 48 became effective for the Company on January 1, 2007. The adoption of FIN 48 is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance as to how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB 108 requires the Company to quantify misstatements using both a balance sheet and income statement approach, with adjustment required if either method results in a material error. The provisions of SAB 108 were required to be applied December 31, 2006. The application of these provisions did not have an impact on the Company’s consolidating financial position or results of operations.

2.	Land Purchase Commitments:

As of December 31, 2006 and 2005, the Company had non-cancelable contractual obligations to purchase residential lots and unimproved land at an aggregate cost of $0 and $6,152,000, respectively.

Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which the Company’s obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. As of December 31, 2006, the Company had $2,051,000 of cancelable contractual obligations for which the Company determined that it was reasonably likely that it will complete the land or lot purchase. The Company had not made any good faith deposits, or incurred any related pre-acquisition or due diligence costs related to these cancelable contractual obligations as of December 31, 2006. However, $663,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these cancelable contractual obligations as of December 31, 2006.

Cancelable contractual obligations for which the Company has determined that it is reasonably likely that it will complete the land or lot purchase are expected to be completed in the following years:

Year	Cancelable Contracts
2007	$1,025,000
2008	400,000
2009	392,000
2010	234,000
2011 and thereafter	—

Total	$2,051,000

As of December 31, 2006, the Company was in the process of evaluating $7,373,000 of additional cancelable contractual obligations for which it had not yet determined whether it is reasonably likely that it will complete the land or lot purchase. Good faith deposits on these contracts were $860,000 and are recorded in land and land development costs in the Consolidated Balance Sheet as of December 31, 2006. In addition, $307,000 of related pre-acquisition and due diligence costs is recorded in land and land development costs related to these cancelable contractual obligations.

In addition, as a result of the application of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), the Company consolidated $0 and $6,314,000 of land subject to option contracts for which the Company was the primary beneficiary as of December 31, 2006 and 2005, respectively. Good faith deposits and related due diligence costs on these cancelable contraction obligations were $0 and $946,000 as of December 31, 2006 and 2005, respectively.

3.	Joint Ventures:

Land Development Joint Ventures

The Company has equity interests, ranging from 33% to 50%, in joint venture partnerships and limited liability companies that are engaged in land development activities. The participants in the joint venture fund the development costs and acquire substantially all of the developed lots of the joint venture in proportion to their equity interests. The Company evaluates the recoverability of its investment in joint ventures using the same criteria as for other real estate inventories. The evaluation at December 31, 2006 did not indicate any impairment in these real estate investments.

The Company accounts for these investments in land development joint ventures using the equity method. The Company’s investment in land development joint ventures, which is included in land and land development costs, was $9,054,000 and $12,459,000 as of December 31, 2006 and 2005, respectively.

Summary financial information representing 100% of land development joint venture assets, liabilities and equity as of December 31 are set forth below:

	2006	2005
Land and land under development	$18,550,000	$24,105,000
Other assets	1,011,000	1,830,000

Total assets	$19,561,000	$25,935,000

Liabilities	$874,000	$576,000
Partners’ equity	18,687,000	25,359,000

Total liabilities and partners’ equity	$19,561,000	$25,935,000

The revenues, expenses and net income or loss from land development joint ventures are recorded in cost of real estate sold and were not material to the Company’s results of operations in 2006, 2005 or 2004.

Centennial Home Mortgage, LLC

On March 31, 2006, the Company, the Company’s mortgage financing services subsidiary (Dominion Homes Financial Services, or “DHFS”), Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”) formed a new joint venture, Centennial Home Mortgage, LLC (“Centennial”). DHFS contributed $75,000 in cash and various assets to establish Centennial. Then, pursuant to the Assignment of Interest Agreement between the parties, Wells Fargo paid DHFS $1,838,000 for a 50.1% interest in the joint venture and DHFS retained ownership of the remaining 49.9% of Centennial. The sale of the investment in Centennial generated a deferred gain of $1,800,000 that is included in accrued liabilities in the Consolidated Balance Sheet. The deferred gain will only be recognized in earnings in the event the Company discontinues its relationship with Centennial or otherwise satisfies applicable accounting requirements for the recognition of the gain. Centennial operates as a full-service mortgage bank to the Company’s customers and the general public and is an operating subsidiary of Wells Fargo Bank, N.A.

The Company accounts for its investment in Centennial using the equity method. As a result, the Company records its proportionate share of Centennial’s net income in its Statement of Operations as a reduction to cost of real estate sold. The Company’s investment in Centennial is included in prepaid expenses and other in the Consolidated Balance Sheet. A summary of the changes in the Company’s investment in Centennial for the year ended December 31 is as follows:

2006
Investment in Centennial, beginning of period	$—
Capital contributions	37,000
Equity method earnings	347,000
Distributions received	(196,000)

Investment in Centennial, end of period	$188,000

The Company’s share of Centennial’s undistributed earnings was $151,000 as of December 31, 2006.

4.	Revolving Line of Credit and Term Notes:

On December 29, 2006, the Company and all of the participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of the Company’s existing credit facility. Subsequently, on January 26, 2007 and March 2, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The amended Credit Facility terminates on December 29, 2010. The Credit Facility includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”) with detachable warrants exercisable for 1,538,235 common shares of the Company (the “Warrants”).

If an Event of Default (as defined in the Credit Facility) occurs under the Credit Facility, the Security Agreement, or certain other related agreements specified in the Credit Facility, the Senior Administrative Agent, at the request of or with the consent of the required lenders, may, among other actions, (i) impose the default rate specified in the Credit Facility; (ii) terminate the Company’s ability to make new borrowings under the Revolving Line of Credit; (iii) accelerate the repayment of all existing borrowings under the Credit Facility, and (iv) foreclose on the lenders’ liens on substantially all of the Company’s assets.

Borrowings outstanding under the Credit Facility consisted of the following as of December 31:

	2006	2005
Revolving Line of Credit	$16,800,000	$—

Term A Notes	110,000,000	—
Debt discount on Term A Notes	(4,615,000)	—
Term B Notes	90,000,000	—
Debt discount on Term B Notes	(3,776,000)	—
Warrant discount on Term B Notes	(6,830,000)	—

Term Notes	184,779,000	—

Senior unsecured revolving credit facility	—	205,240,000

Total Credit Facility borrowings	$201,579,000	$205,240,000

Revolving Line of Credit and Term A Notes

Under the Credit Facility, the Revolving Line of Credit has a $10 million sub-limit for letters of credit, which are fully cash collateralized by drawings under the Revolving Line of Credit. Interest on the Revolving Line of Credit and the Term A Notes is calculated based on either LIBOR plus 4.25% or the prime rate plus 3.25%, at the Company’s option. The Term A Notes are subject to quarterly amortization, with payments beginning in the third quarter of 2007. The Revolving Line of Credit and the Term A Notes are cross-defaulted with each other and with the Term B Notes. The Company may redeem the Term A Notes at its option, subject to prepayment premiums as set forth in the Credit Facility. The Company is subject to an unused line fee on the Revolving Line of Credit equal to 0.50% of the unused line. Pursuant to the terms of the Credit Facility, 75% percent of the net proceeds from certain land sales in excess of $2 million per year must be used to redeem the Term A Notes. In the event of a change in control of the Company, the Company is required to redeem the Term A Notes at 102% of face value, including any accrued but unpaid interest.

The Revolving Line of Credit and the Term A Notes are secured by liens granted by the Company (and certain of its subsidiaries) on all of its tangible and intangible personal property and substantially all of its real estate, including subsequently-acquired property, as set forth in the Amended and Restated Security Agreement dated as of December 29, 2006 among the Company, the subsidiary grantors named therein, Silver Point Finance, LLC, as Senior Administrative Agent, and The Huntington National Bank, as Administrative Agent (the “Security Agreement.”) . The Term A Notes and the Revolving Line of Credit have the same level of seniority, and rank senior to the Term B Notes.

The Revolving Line of Credit and Term A Notes contain the following additional provisions:

•	with certain exceptions, the Company may not dispose of assets outside the ordinary course of business;

•	with certain exceptions, the Company may not become liable for contingent liabilities;

•	with certain exceptions, the Company may not incur additional indebtedness or grant additional liens;

•	annual operating lease rentals may not exceed $5 million;

•	with certain exceptions, the Company may not acquire any of its own shares;

•	the Company may not declare or pay any cash dividends;

•	except under certain circumstances, the Company may not change its chief executive officer or chief operating officer;

•

the Company is restricted from making certain investments, loans or advances, including more than an aggregate of $100,000 in joint ventures and other investments, $250,000 in mortgage companies, $2 million to purchasers of land owned by the Company and $2.5 million in its insurance subsidiaries;

•	the Company is subject to a minimum consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant, calculated quarterly on a trailing 12-month basis;

•	the Company is subject to a minimum free cash flow covenant calculated quarterly on a trailing 12-month basis;

•	the Company is subject to a maximum leverage ratio covenant;

•	the Company is subject to a minimum gross profit covenant calculated quarterly on a trailing 12-month basis;

•	the Company may not exceed the specified maximum amounts of land purchases calculated quarterly on a trailing 12-month basis; and

•	the Company must maintain a specified minimum net worth.

The Company incurred $4,615,000 of fees and costs in connection with the establishment of the Term A Notes. These costs are recognized as debt discount and are being amortized to interest expense using the effective interest method.

Principal payments on the Term A Notes in years subsequent to December 31, 2006 are as follows:

Year	Payment
2007	$10,000,000
2008	20,000,000
2009	40,000,000
2010	40,000,000

Total	$110,000,000

Term B Notes

Under the Credit Facility, the Term B Notes accrue interest at a rate of 15% per year, with interest accrued and added to the outstanding principal balance. Quarterly, the Company has the option to pay the interest in cash rather than have it added to the principal balance if a revolving loan availability test and other compliance matters are satisfied. The Company may redeem the Term B Notes subject to prepayment premiums set forth in the Credit Facility, beginning June 29, 2008, or at a make-whole amount provided in the Credit Facility prior thereto. The Term B Notes may not be redeemed prior to full redemption of the Term A Notes. In the event of a change in control of the Company, the Company is required to redeem the Term B Notes at the applicable prepayment premium or the make-whole premium provided in the Credit Facility, whichever is applicable. Holders of the Term B Notes are entitled to designate two members, reasonably acceptable to the Company, for election to the Company’s Board of Directors, so long as the original holders of the Term B Notes continue to hold at least 51% of the outstanding principal amount of the Term B Notes. Pursuant to the terms of a Voting Agreement dated December 29, 2006, between the holders of the Term B Notes, Purchasers of the Warrants, and BRC Properties, Inc. (“BRC”), BRC will vote all of the shares of the Company that it beneficially owns in favor of the designated Board members.

The Term B Notes are secured by second liens granted by the Company (and certain of its subsidiaries) on all of its tangible and intangible personal property and substantially all of its real estate, including subsequently-acquired property, as set forth in the Security Agreement. The Term B Notes rank junior to the Revolving Line of Credit and the Term A Notes. The Term B Notes include comparable, but less restrictive, financial covenants.

The Company incurred $3,776,000 of fees and costs in connection with the establishment of the Term B Notes. These costs are recognized as debt discount and are being amortized to interest expense using the effective interest method.

Warrants

Pursuant to a Warrant Purchase Agreement dated as of December 29, 2006, the holders of the Term B Notes received detachable warrants in the aggregate amount of 1,538,235 common shares of the Company. The warrants would constitute approximately 18.3% of the Company’s common shares outstanding as of December 31, 2006 (approximately 18.1% of the Company’s common shares outstanding on a fully diluted basis assuming that all outstanding options were exercised and all restricted shares were vested). The warrants are exercisable at $.01 per share, and expire 10 years from the grant date. The warrants contain anti-dilution protection, and provide that if the Company issues more than 300,000 shares under its 2003 Stock Option and Equity Incentive Plan during the next 10 years, the warrant holders will receive additional warrants equal to 17.5% of the shares issued in excess of 300,000.

The agreement also provides that if the original Term B Lenders no longer have the right to designate members for election to the Company’s Board of Directors, the warrant purchasers (i) shall be permitted to designate two members for election to the Board as long as the purchasers hold more than 1,000,000 warrants or warrant shares, and (ii) shall be permitted to designate one member for election to the Board as long as the purchasers hold more than 500,000 warrants or warrant shares.

As of the date of issuance, the fair value of the warrants is reflected as permanent equity and included in common shares and as debt discount, a component of term notes, on the Consolidated Balance Sheets. The fair value of the warrants was determined using the Noreen-Wolfson valuation model based on the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s shares. The risk-free rate for the period the warrants are expected to be outstanding is based on the U.S. treasury yield curve at the time the warrants were issued.

Expected volatility	49%
Expected dividends	0%
Expected term (in years)	5
Risk-free rate	4.58%

The Noreen-Wolfson valuation model yielded a per share value of $4.44 for the each warrant. The resulting fair value of $6,830,000 assigned to the warrants as permanent equity is included in common shares on the Consolidated Balance Sheet and the corresponding amount assigned to the warrants as debt discount on the Term B Notes is being amortized to interest expense using the effective interest method.

Senior Unsecured Revolving Credit Facility

The Company executed various other amendments to its credit facility during 2006 prior to the December 29, 2006 amendment. On March 30, 2006, the Company and the participant banks in the credit facility amended the facility to, among other things, decrease the amount of the facility, change the borrowing base limitations, revise various financial covenants, impose additional business restrictions and secure borrowings under the facility by liens on substantially all of the Company’s assets, including real estate. On August 10, 2006, the Company and the participating banks amended the definition of borrowing base to increase the Company’s potential borrowing base by $10 million from August 11, 2006 through September 30, 2006. On September 29, 2006 and October 31, 2006, the Company and its lenders executed amendments to the facility that waived compliance with the minimum interest coverage ratio covenant at June 30, 2006 and September 30, 2006, and increased the Company’s potential borrowing base by $15,000,000 from October 1, 2006 through December 31, 2006. That amendment also increased the borrowing rate to prime rate plus 1%, and required that certain cash proceeds reduce the revolving credit commitment.

Prior to the September 29, 2006 amendment, the facility included a variable rate of LIBOR rate plus a margin based on the Company’s interest coverage ratio, which ranged from 1.75% to 4.0%, and was determined quarterly. The margin was 2.50% for the first and second quarters of 2006 and 3.0% for the third quarter of 2006. The September 29, 2006 amendment eliminated all LIBOR rate based borrowings subsequent to November 6, 2006 and approved the termination of our existing interest rate swap contracts. All borrowings during the fourth quarter, with the exception of a $110.0 million LIBOR advance repaid November 6, 2006, were at an interest rate of Prime plus 1.0%. On October 23, 2006 the Company closed the outstanding positions on the $110.0 million of interest rate contracts. An unrealized gain on the settlement of these contracts of $2,051,000 has been deferred and will be recognized as a reduction in interest expense over the original contract term of the interest rate swap agreements, which were set to expire at various dates through June 30, 2009.

5.	Seller Financed Debt and Capital Lease Liability:

Seller financed debt and capital lease liability consisted of the following as of December 31:

	2006	2005
Mortgage note due in February 2010 at an interest rate of 7.50%. Letters of credit totaling approximately $4,615,000 as of December 31, 2006 and 2005 have been pledged as collateral.	$3,620,000	$3,620,000

Mortgage note due in August 2012 at an interest rate of 5.0%. Land with a book value of approximately $6,641,000 as of December 31, 2006 and 2005 have been pledged as collateral.	4,868,000	5,680,000

Capital lease obligations due in installments through November 2007	258,000	—

Total term debt	$8,746,000	$9,300,000

Seller financed debt and capital lease liability mature in years subsequent to December 31, 2006 are as follows:

Year	Payment
2007	$1,069,000
2008	811,000
2009	811,000
2010	4,431,000
2011	812,000
Thereafter	812,000

Total	$8,746,000

6.	Operating Lease Commitments:

Rent expense charged to operations is primarily for office facilities, vehicles, model homes, model furniture, computer equipment and office equipment, including month-to-month leases and non-cancelable commitments. Rent expense was $3,591,000, $4,506,000 and $4,297,000 for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 8 Related Party Transactions to the Consolidated Financial Statements for additional information related to office facility leases.

Minimum rental commitments due under non-cancelable operating leases are as follows:

Year	Minimum Rentals
2007	$2,106,000
2008	1,540,000
2009	1,200,000
2010	469,000
2011	418,000
Thereafter	2,860,000

Total	$8,593,000

7.	Income Taxes (Benefit):

The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2006	2005	2004
Current:
Federal	$(11,286,000)	$1,059,000	$9,284,000
State and local	(834,000)	513,000	2,054,000

	(12,120,000)	1,572,000	11,338,000
Deferred:
Federal	(4,211,000)	367,000	1,371,000
State	(484,000)	208,000	560,000

	(4,695,000)	575,000	1,931,000
Valuation allowance	7,520,000	—	—

Provision (benefit) for income taxes	$(9,295,000)	$2,147,000	$13,269,000

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The components of the net deferred tax asset as of December 31 are as follows:

	2006	2005
Assets:
Accrued expenses	$983,000	$1,110,000
Deferred gain	712,000	102,000
Property and equipment	192,000	—
Valuation reserves	4,780,000	1,491,000
Charitable contributions carryforward	371,000	—
State net operating loss carryforward	276,000	—
AMT credit carryforward	206,000	—

Gross deferred tax assets	7,520,000	2,703,000
Less valuation allowance	(7,520,000)	—

Net deferred tax assets	—	2,703,000

Liabilities:
Property and equipment	—	(199,000)
Unrealized hedging gain	—	(1,019,000)

Gross deferred tax liabilities	—	(1,218,000)

Net deferred income taxes as recorded on the consolidated balance sheet	$—	$1,485,000

As of December 31, 2006, the Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. As of December 31, 2006, the Company had state net operating loss carryforwards of $4,603,000 expiring in 2026.

A reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is summarized below for the years ended December 31:

	2006	2005	2004
Statutory income tax rate	(34.0%)	34.0%	35.0%
Permanent differences	(0.7%)	(2.4%)	0.7%
State and local taxes, net of federal benefit	(3.4%)	11.0%	5.1%
Tax examination settlements, net of contingencies	(1.0%)	(7.2%)	—
Charitable contribution of appreciated property	—	(3.9%)	—
Valuation allowance	17.4%	—	—
Other	0.2%	(2.8%)	(1.2)%

Effective income tax rate	(21.5%)	28.7%	39.6%

8.	Related Party Transactions:

Prior to the Company’s initial public offering of common shares in 1994, its homebuilding operations were part of BRC Properties, Inc. (“BRC”), formerly known as Borror Realty Corporation. BRC owned 3,926,324 common shares of the Company, or approximately 46.6% of its outstanding common shares at December 31, 2006.

The Company leases two office buildings in Central Ohio from BRC. The first office lease commenced January 1, 1998 and has a lease term of twelve years and a triple net rental rate of $12.00 per square foot. On December 1, 2005, the rental rate was increased to $12.60 per square foot due to building improvements that were paid for by BRC. The lease provides two options for the Company to renew for periods of five years each at then-current market rates. The rental rate for the building was established by an MAI appraiser commissioned by a committee comprised solely of independent members of the Company’s Board of Directors and confirmed in a review by a second MAI appraiser. Lease expense was $434,000, $454,000 and $451,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The second office lease commenced November 1, 2003, has a lease term of fifteen years and a triple net rental rate per square foot of $12.58 for the first five years, $13.18 for the second five years and $13.83 for the last five years. The lease also provides for two options for the Company to renew for periods of five years each at then-current market rates. During 2002, the Company purchased land and contracted to build this second corporate office building. On October 31, 2003, the Company sold the corporate office building to BRC for approximately $4.5 million and leased it back. The sales price approximated the cost of the land and building. The terms of the sale and leaseback were negotiated based on bids from multiple third parties, reviewed by an MAI appraiser and approved by a committee comprised solely of independent members of the Company’s Board of Directors. Lease expense was $419,000 for 2006, 2005 and 2004.

BRC reimbursed the Company $4,800 in 2005 and $9,000 in 2004 for miscellaneous services performed by Company personnel.

During 2006, 2005 and 2004, the Company purchased $32,000, $15,000 and $152,000, respectively, of merchandise from a vendor, of which a member of the Company’s Board of Directors is an executive officer and shareholder.

9.	Retirement Plans:

The Company offers a retirement plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code, which covers substantially all of its employees. Full-time employees are eligible to become a participant in the retirement plan on the first day of a calendar quarter following at least 30 days of service. Part-time employees are generally eligible to become a participant in the retirement plan on the first day of a calendar quarter after the 12 month period beginning on the date of hire. The Company matches 100% of the first 3% and 50% of the next 2% of employee voluntary deferrals of compensation. The Company’s 401(k) match expense totaled $824,000, $1,138,000 and $1,258,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Alliance also offers a retirement plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code, which covers substantially all of its employees after one year of service. Alliance matches 100% of the first 6% of employee voluntary deferrals of compensation. At its discretion, Alliance may also contribute as an employer contribution a percentage of a participant’s compensation, for all participants employed as of December 31 of each year. Alliance contributed 0%, 2% and 2% of employee compensation in 2006, 2005 and 2004, respectively. Alliance’s 401(k) expense totaled $17,000, $28,000 and $71,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

10.	Compensation Plans:

Share-Based Compensation

In March 1994, the Company adopted the Dominion Homes, Inc. Incentive Stock Plan, as amended (“the 1994 Plan”). The 1994 Plan reserved 850,000 common shares for issuance. The Company granted incentive stock options, non-qualified stock options, restricted common shares and common shares representing 761,461 issued or issuable common shares during the ten years the 1994 Plan was in existence.

In May 2003, the Company adopted the Dominion Homes, Inc. 2003 Stock Option and Incentive Equity Plan (“the 2003 Plan”). The 2003 Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of performance shares, performance units, restricted common shares, incentive stock options, non-qualified stock options and stock appreciation rights for the purpose of attracting, motivating and retaining employees and eligible directors. The 2003 Plan provides for discretionary grants to employees of the Company and annual non-discretionary non-qualified stock option grants to purchase 2,500 common shares to each non-employee director. During any single plan year, a plan participant may not be granted stock options and stock appreciation rights affecting more than 50,000 common shares allocated to the 2003 Plan. The 2003 Plan provides that grants shall include certain terms and conditions and be subject to certain restrictions as provided for under applicable provisions of the Internal Revenue Code and federal securities laws.

In May 2004, the Company amended the 2003 Plan to prohibit the Company from repricing stock options without shareholder approval, and to provide that no more than a deminimus number of awards granted under the Plan will constitute (i) options with an exercise price below fair market values, (ii) time-based restricted shares of performance stock that vests in less than three years, or (iii) performance-based restricted shares that vest in less than one year. In addition, in June 2004 the Company amended the 2003 Plan to reduce the Company’s obligation to plan participants with respect to excess parachute payments in the event of a change in control of the Company.

In May 2006, the Company amended the 2003 Plan to (i) increase the authorized number of common shares available for issuance under the 2003 Plan from 500,000 to 1,250,000 common shares, (ii) allow for the award of whole shares to independent directors of the Company in lieu of cash fees for service on the Board of Directors and (iii) clarify that the restrictions on exercise price and vesting of awards under the 2003 Plan will not apply to grants of time-based restrictions that vest in equal annual increments of not more than 33 1/3%.

Grants of options to purchase common shares have an exercise price that is equal to the fair market value of common shares on the grant date (110% of fair market value for incentive stock options granted to 10% shareholders) and are subject to vesting periods ranging from three to five years. Regardless of the vesting period, all options must be exercised within ten years of the grant date (five years for incentive stock options granted to 10% shareholders). Generally, vesting is accelerated in the event of a change in control as defined in the 1994 Plan and the 2003 Plan.

A summary of the Company’s stock options outstanding as of December 31, and changes during the years then ended is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	136,333	$21.85	232,100	$19.26	229,100	$14.52
Granted	12,500	$10.57	15,000	$14.48	88,000	$22.37
Cancelled or forfeited	(78,333)	$22.89	(66,667)	$22.65	(16,000)	$23.01
Exercised	(5,000)	$4.75	(44,100)	$4.50	(69,000)	$6.60

Outstanding at end of year	65,500	$19.76	136,333	$21.85	232,100	$19.26

Exercisable options	63,700	$19.76	92,933	$21.98	99,098	$14.84
Unvested options	1,800	$20.00	43,400	$21.57	133,002	$22.55

Outstanding at end of year	65,500	$19.76	136,333	$21.85	232,100	$19.26

The following table summarizes information about stock options outstanding at December 31, 2006:

Year Issued	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
2002	$22.05	2,500	5.34 Years	2,500
2003	$17.34-$24.24	17,500	6.48 Years	17,500
2004	$20.00-$28.20	18,000	7.41 Years	16,200
2005	$14.48	15,000	8.37 Years	15,000
2006	$10.57	12,500	9.37 Years	12,500

		65,500		63,700

As of December 31, 2006, there was $23,000 of unrecognized compensation cost related to 1,800 unvested stock options outstanding. Valuations of the options granted and exercised during 2006, 2005, and 2004 were as follows:

	2006	2005	2004
Weighted average fair value of options granted	$10.57	$14.48	$22.37
Intrinsic value of stock options exercised	$26,000	$569,000	$1,190,000

A summary of the weighted average remaining contractual term and intrinsic value of options outstanding and exercisable as of December 31, 2006 is presented below:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at period end	7.69	$—
Options exercisable at period end	7.68	$—

A summary of the Company’s non-vested restricted share awards outstanding as of December 31, and changes during the years then ended is presented below:

	2006		2005		2004
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	152,000	$21.69	185,000	$19.43	255,000	$20.06
Granted	280,000	$10.47	2,500	$18.40	15,000	$24.21
Cancelled or forfeited	(117,000)	$22.40	(30,000)	$7.50	(70,000)	$23.65
Redeemed	(30,000)	$10.27	(5,500)	$21.57	(15,000)	$15.10

Outstanding at end of year	285,000	$11.58	152,000	$21.69	185,000	$19.43

The following table summarizes information about restricted common shares outstanding at December 31, 2006:

Year Issued	Number Outstanding	Vesting Period	Performance Criteria
2002	50,000	5 years	Company net worth (as defined) exceeds $175 million
2006	117,500	4 years	Company shareholders’ equity exceeds $220 million at any quarter end period
2006	117,500	4 years	None

	285,000

As of December 31, 2006, there was $1,103,000 of total unrecognized compensation cost related to non-vested restricted share awards outstanding. That cost is expected to be recognized over a weighted average period of 2.69 years. The total fair value of shares vested during 2006 was $315,000.

A summary of the Company’s total share-based compensation expense (benefit) for 2006 is as follows:

Vesting of stock option awards	$135,000
Reversal of previously recognized share-based compensation expense related to stock options	(38,000)
Vesting of restricted share awards	762,000
Forfeiture of restricted share awards	(718,000)
Reversal of previously recognized share-based compensation expense related to restricted share awards	(99,000)

Share-based compensation expense	42,000
Income tax expense related to share-based compensation awards	34,000

Total share-based compensation expense, net of tax	$8,000

During the second quarter of 2006, the Company reversed previously recognized share-based compensation expense of $616,000 related to 60,000 restricted share awards for which the Company determined the restrictions were not probable of achievement. The 60,000 restricted share awards were forfeited during the fourth quarter of 2006. During the third quarter of 2006, the Company reversed previously recognized share-based compensation expense of $99,000 related to 117,500 restricted share awards for which the Company determined the restrictions were not probable of achievement.

During the third quarter of 2006, the Company reversed previously recognized share-based compensation expense of $38,000 related to the modification of an existing stock option award agreement. Share-based compensation expense reflects the fair value of the modified award.

Executive Deferred Compensation

The Company sponsors an Amended and Restated Executive Deferred Compensation Plan for directors and certain executives. Under this plan, participants may elect to defer a portion of their compensation (up to 20% of total base and bonus for employees and 100% of director fees). On or around December 31 of each year, the Company provides a matching contribution of 25% of the amount deferred in a given year by a participant, provided that the Company’s matching contribution will not exceed $2,500 per participant in any year. The Company’s matching contribution vests in 20% increments over a five-year period, subject to accelerated vesting upon a change in control as defined in the Executive Deferred Compensation Plan. The Company’s matching contribution becomes 100% vested as of the date on which the sum of participant age and years of service with the Company equals 65. Under the plan, participant and Company matching contributions are used to acquire actual common shares of Company stock in the open market. These common shares are held and voted by the trustee pursuant to a Rabbi Trust Agreement.

The Company recognized compensation expense related to the Amended and Restated Executive Deferred Compensation Plan of $18,000, $71,000 and $184,000 for the years ending December 31, 2006, 2005 and 2004, respectively. The deferred compensation liability related to the Amended and Restated Executive Deferred Compensation Plan was $744,000 and $949,000 as of December 31, 2006 and 2005, respectively, and is reflected as a component of shareholders’ equity.

Supplemental Executive Retirement Plan

Effective January 1, 2003, the Company established a non-qualified Supplemental Executive Retirement Plan (“the SERP”) that provides retirement benefits to eligible employees. A participant qualifies for the retirement benefits under the SERP if the participant terminates employment, other than because of death, after: (1) participating in the SERP for at least 6 years, (2) the Company’s net worth first exceeds $100,000,000 or a higher amount as specified in his or her participation agreement, or (3) a change in control (as defined in the SERP) occurs, and if the participant’s termination: a) occurred after the participant’s retirement age (generally, age 55), b) was for good reason (as defined in the SERP), regardless of the participant having reached retirement age, or c) was without cause (as defined in the SERP), regardless of the participant having reached retirement age. The amount of the benefit is determined on account balances established for each participant to which the Company makes a discretionary annual credit.

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

Upon a participant satisfying the qualification requirements, the Company is required to make a lump sum distribution to the participant equal to the value of the participants’ account. If for any reason the above criteria are not met, any accrued benefits will be recognized as income at that time. The Company expensed $511,000, $140,000 and $185,000 related to the SERP for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, $1,936,000 and $1,425,000, respectively, were accrued under the SERP.

The Company purchased cost recovery life insurance on the lives of the participants in the SERP. The Company is the sole owner and beneficiary of such policies. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the SERP if assumptions made as to policy earnings are realized. As of December 31, 2006 and 2005, the cash surrender value of these policies was $2,832,000 and $2,450,000, respectively.

11.	Commitments and Contingencies:

The Company is often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of December 31, 2006, the Company had $40,408,000 and $6,760,000 of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. The Company is released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, the Company does not believe that any currently outstanding performance bond or irrevocable letter of credit will be called.

On February 21, 2006, a purported class action lawsuit captioned Stuart, et. al. v. Dominion Homes Financial Services, Inc., et. al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against Dominion Homes Financial Services, Inc., a subsidiary of the Company, and National City Mortgage Co. The complaint includes statutory claims, claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where the Company was unable to obtain final HUD approval for FHA-insured mortgages. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who were allegedly promised FHA mortgages through and from the defendants. The complaint seeks damages, including actual damages, statutory damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability. Plaintiffs also seek statutory damages for the defendants’ alleged failure to notify plaintiffs of the status of their mortgages.

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations that have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs.

On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. On December 1, 2006, Defendant Valuation Resources, Inc., the valuation company that provided appraisals of the Plaintiffs’ homes for the Company, filed a motion for summary judgment with respect to Plaintiffs’ claims for fraud, misrepresentation, conspiracy, and OCSPA. On February 7, 2007, the Court granted this motion in its entirety. In addition, on December 28, 2006, the Court granted the Company’s and DHFS’s motions for summary judgment regarding Plaintiff’s individual claims and class allegations relating to the OCSPA. Plaintiffs’ remaining claims at this time include fraud, negligent misrepresentation, and unjust enrichment.

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

In addition to the foregoing actions, during 2006, the Company’s mortgage operations were subjected to review by HUD. On July 18, 2006, the Company received a letter from HUD stating that HUD accepted DHFS’s revised Quality Control Plan and closed that matter. In addition, HUD accepted the information supplied by DHFS with respect to all remaining open items under review and indicated that a further response by DHFS on these findings was not required. On July 19, 2006, the Company received a letter from HUD indicating that they had completed their review of the Company’s Kentucky operations and closed the review with no issues raised.

The Company is involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

12.	Quarterly Financial Data (Unaudited):

(in thousands except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues:
2006	$61,785	$75,835	$64,925	$54,215
2005	$92,643	$105,207	$106,330	$111,520
Gross profit (loss):
2006 (a)	$9,074	$7,525	$4,427	$(3,000)
2005 (b)	$18,694	$22,377	$20,325	$18,297
Income (loss) before income taxes:
2006 (a)	$(8,007)	$(8,510)	$(8,952)	$(17,835)
2005 (b)	$955	$3,260	$2,233	$1,025
Net income (loss):
2006 (a)	$(5,108)	$(5,927)	$(5,941)	$(17,033)
2005 (b)	$642	$2,519	$1,174	$991
Basic earnings (loss) per share:
2006	$(0.63)	$(0.73)	$(0.73)	$(2.10)
2005	$0.08	$0.31	$0.15	$0.12
Diluted earnings (loss) per share:
2006	$(0.63)	$(0.73)	$(0.73)	$(2.10)
2005	$0.08	$0.31	$0.14	$0.12

(a)

2006 results include net impairment charges, deposit and pre-acquisition cost write-offs and gains on sale of land of $550 in the first quarter, $1,689 in the second quarter, $2,487 in the third quarter and $8,654 in the fourth quarter.

(b)

2005 results include net impairment charges, deposit and pre-acquisition cost write-offs and gains on sale of land of $956 in the first quarter, $617 in the second quarter, $570 in the third quarter and $2,425 in the fourth quarter.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Report (“Disclosure Controls”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Report, the Company’s Disclosure Controls were effective for the purpose of ensuring that information required to be disclosed by the Company under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified within the Securities and Exchange Commission’s rules and forms; and (2) accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure in our periodic Exchange Act reports.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” included in Part II, Item 8 of this Report entitled “Financial Statements and Supplementary Data.” Although this Report is not required, given that the Company is a non-accelerated SEC filer as of December 31, 2006, it is being voluntarily furnished by management.

Change in Internal Control Over Financial Reporting

Management, with the oversight of the Audit Committee, has addressed the material weakness related to the Company’s restatement of its quarterly consolidated financial statements as of and for the quarter ended March 31, 2006 and for the six month period ended June 30, 2006 (as identified in Item 4 of the Company’s Form 10-Q for the period ended September 30, 2006), and has concluded that this material weakness in internal control over financial reporting was remediated in the fourth quarter of 2006. The material weakness related to the Company’s incorrect application of GAAP in accounting for the recognition of the gain on sale of ownership interests in Centennial Home Mortgage, LLC at the time of sale, rather than recording the gain as an indefinite deferral.

As part of its remediation plan related to the previously reported material weakness, during the fourth quarter of 2006, the Company implemented additional control procedures for all unique or complex financial transactions that included (i) enhanced communication processes between the accounting department and key operations personnel involved in any such transaction, (ii) preparation of detailed written documentation regarding the accounting analysis and conclusions reached regarding the transaction, including documentation of all accounting principles and guidance considered and outside sources consulted, and (iii) appropriate discussion of the review, analysis and conclusions reached regarding the accounting for such transactions with the Audit Committee. The Company applied these additional control procedures for multiple unique or complex transactions that arose during the fourth quarter, including (i) the liquidation of the Company’s interest rate swap agreements, (ii) the restructuring of the Company’s existing credit facility and issuance of detachable warrants in connection therewith, and (iii) the Company’s establishment of a valuation allowance against its deferred tax assets and, as a result, has determined through the operation and testing of these remediated controls that they were effective at December 31,2006.

Management has concluded that the actions taken above have remediated the previously reported material weakness in the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “Proposal 1—Election Of Directors”, “Information About Our Executive Officers and Compensation Matters”, “Report of the Audit Committee”, Information Concerning Our Board of Directors and Corporate Governance Matters”, and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information contained under the caption “Information About Our Executive Officers and Compensation Matters” and “Information Concerning Our Board of Directors and Corporate Governance Matters - Compensation of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the Report of the Compensation Committee of the Company’s Board of Directors on executive compensation nor the share price performance graph included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007 shall be deemed to be incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “Voting Rights and Principal Shareholders”, and “Information About Our Executive Officers and Compensation Matters—Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) of Form 10-K, the information contained under the caption “Certain Relationships And Related Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) of Form 10-K, the information contained under the caption “Selection of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, is incorporated herein by reference.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 2006 and 2005, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, together with the notes thereto.

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

Date: March 14, 2006		Dominion Homes, Inc.

/s/ Douglas G. Borror
	By:	Douglas G. Borror,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas G. Borror	Chairman and Chief Executive Officer and President (Principal Executive Officer)	March 14, 2007
Douglas G. Borror

/s/ William G. Cornely William G. Cornely	Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2007

David S. Borror*	Vice Chairman	March 14, 2007
David S. Borror

David P. Blom*	Director	March 14, 2007
David P. Blom

R. Andrew Johnson*	Director	March 14, 2007
R. Andrew Johnson

Carl A. Nelson, Jr.*	Director	March 14, 2007
Carl A. Nelson, Jr.

Zuheir Sofia*	Director	March 14, 2007
Zuheir Sofia

Robert R. McMaster*	Director	March 14, 2007
Robert R. McMaster

Betty D. Montgomery*	Director	March 14, 2007
Betty D. Montgomery

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Corporate Exchange and Subscription Agreement dated January 20, 1994, between Borror Corporation and Borror Realty Company.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 33-74298) as filed with the Commission on January 21, 1994 and as amended on March 2, 1994 (The “Form S-1”).

2.2	Form of First Amendment to Corporate Exchange and Subscription Agreement.	Incorporated by reference to Exhibit 2.2 to Form S-1.

3.1(a)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc. as filed with the Ohio Secretary of State on March 4, 1994.	Incorporated by reference to Exhibit 4(a)(1) to the Company’s Registration Statement on Form S-8 (File No. 333-26817) as filed with the Commission on May 9, 1997 (the “1997 Form S-8”).

3.1(b)	Certificate of Amendment to Amended and Restated Articles of Incorporation of Dominion Homes, Inc. as filed with the Ohio Secretary of State on May 7, 1997.	Incorporated by reference to Exhibit 4(a)(2) of the 1997 Form S-8.

3.1(c)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc. reflecting amendments through May 7, 1997 (for purposes of Commission reporting compliance only)	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A as filed with the Commission on April 30, 2003 (File No. 0-23270)

10.1*	Dominion Homes, Inc. Incentive Stock Plan as amended December 5, 1995 and May 7, 1997.	Incorporated by reference to Exhibit 4(c) of the 1997 Form S-8.

10.2*	Amendment to Dominion Homes, Inc. Incentive Stock Plan dated July 29, 1998.	Incorporated by reference to Exhibit 10.29 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.3*	Dominion Homes, Inc. Amended and Restated 2003 Stock Option and Incentive Equity Plan effective as of May 10, 2006.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2006 (File No. 0-23270).

10.4*	Form of Non-Employee Director Stock Option Agreement.	Filed herewith.

10.5*	Restricted Stock Agreement dated October 22, 2002 between Dominion Homes, Inc. and Douglas G. Borror.	Incorporated by reference to Exhibit 10.15 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.6*	Restricted Stock Agreement dated February 7, 2006 between Dominion Homes, Inc. and William G. Cornely.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 7, 2006 (File No. 0-23270).

10.7*	Restricted Stock Agreement dated May 11, 2006 between Dominion Homes, Inc. and Jeffrey Croft.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 10, 2006 (File No. 0-23270).

10.8*	Dominion Homes, Inc. Amended and Restated Executive Deferred Compensation Plan dated December 20, 2002.	Incorporated by reference to Exhibit 4(a) to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 as filed with the Commission on May 6, 2003 (file No. 333-40051)

10.9*	Split Dollar Life Insurance Agreement dated July 11, 1999 between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Split Dollar Life Insurance Agreements entered into between the Company and other executive officers of the Company except for life insurance values).	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.10*	Dominion Homes, Inc. Endorsement Split Dollar
Agreement dated December 20, 2002 between Dominion
Homes, Inc. and Douglas G. Borror (which agreement is
substantially the same as Endorsement Split Dollar
Agreements entered into between the Company and other
executive officers of the Company except as to each
executive officer’s death benefit and cash consideration
	received).	Incorporated by reference to Exhibit 10.27 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.11*	Dominion Homes, Inc. Amended and Restated Supplemental Executive Retirement Plan (with Form of Notice of Participation).	Incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.12*	Dominion Homes, Inc. Amended and Restated Incentive Growth Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.13*	Employment Agreement dated July 1, 2004 between Dominion Homes, Inc. and Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2004 Form 10-Q (File No. 0-23270).

10.14*	Amendment to Employment Agreement dated August 2, 2006 between the Company and Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.15*	Employment Agreement dated July 1, 2004 between Dominion Homes, Inc. and David S. Borror.	Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 2004 Form 10-Q (File No. 0-23270).

10.16*	Amendment to Employment Agreement dated August 2, 2006 between the Company and David S. Borror.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.17*	Amendment to Employment Agreement dated November 3, 2006, between the Company and David S. Borror.	Incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K dated October 31, 2006 (File No. 0-23270).

10.18*	Employment Agreement dated January 17, 2006 between Dominion Homes, Inc. and William G. Cornely.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2006 (File No. 0-23270).

10.19*	Amendment to Employment Agreement dated August 2, 2006 between the Company and William G. Cornely.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.20*	Employment Agreement dated March 6, 2006 between Dominion Homes, Inc. and Jeffrey Croft.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 3, 2006 (File No. 0-23270).

10.21*	Amendment to Employment Agreement dated August 2, 2006 between the Company and Jeffrey Croft.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.22*	Dominion Homes, Inc. 2007 Director Compensation Plan.	Filed herewith.

10.23*	2006 Incentive Compensation Program for Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.24*	2006 Incentive Compensation Program for Jeffrey Croft.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.25*	2006 Incentive Compensation Program for William G. Cornely.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.26*	2006 Incentive Compensation Program for David S. Borror.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.27*	Amended 2006 Incentive Compensation Program for Jeffrey Croft.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.28*	Amended 2006 Incentive Compensation Program for William G. Cornely.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.29*	Form of Acknowledgement dated November 3, 2006 by Executive Officer regarding 2006 Incentive Compensation Program.	Incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated October 31, 2006 (File No. 0-23270).

10.30	Lease dated December 29, 1997 as amended by Addendum dated February 2, 1998, between Borror Realty Company and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s December 31, 1997 Form 10-K (File No. 0-23270).

10.31	Lease dated April 30, 2001 between FGSC, LLC and Dominion Homes of Kentucky, LTD. for office space in Louisville, Kentucky.	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2001 Form 10-Q (File No. 0-23270).

10.32	Real Estate Purchase Contract dated July 21, 2003 between Dominion Homes and BRC Properties Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.33	Lease Agreement dated July 21, 2003 between Dominion Homes, Inc. and BRC Properties Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.34	First Modification of Lease dated October 31, 2003 between Dominion Homes, Inc and BRC Properties Inc.	Incorporated by reference to Exhibit 10.8 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.35	Lease Agreement dated September 26, 2003 between RML Construction, LLP and Dominion Homes of Kentucky, LTD for office space in Lexington, Kentucky	Incorporated by reference to Exhibit 10.7 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.36	Sublease Agreement dated September 22, 2003 between Dominion Homes, Inc. and Dominion Homes Financial Services, LTD.	Incorporated by reference to Exhibit 10.60 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.37	Sublease Agreement dated November 22, 2003 between Dominion Homes, Inc. and Alliance Title Agency, LTD.	Incorporated by reference to Exhibit 10.61 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.38	Contribution and Call Agreement dated December 26, 2003 by and among Dominion Homes, Inc., CCI, LTD, and Dominion Homes-Borror Family Foundation.	Incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2004 Form 10-Q (File No. 0-23270).

10.39	Limited Liability Company Contribution and Subscription Agreement dated March 31, 2006 between Dominion Homes Financial Services, Ltd. and Centennial Home Mortgage, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 31, 2006 (File No. 0-23270).

10.40	Assignment of Interest dated March 31, 2006 between Dominion Homes Financial Services, Ltd. and Wells Fargo Ventures, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 31, 2006 (File No. 0-23270).

10.41	Second Amended and Restated Credit Agreement dated December 3, 2003 among The Huntington National Bank, as Administrative Agent and Issuing Bank, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.68 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.42	Amendment No. 1 to Second Amended and Restated Credit Agreement dated June 30, 2004 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.7 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.43	Amendment No. 2 to Second Amended and Restated Credit Agreement dated February 1, 2005 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 1, 2005 (File No. 0-23270).

10.44	Amendment No. 3 to Second Amended and Restated Credit Agreement dated September 26, 2005 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2005 (File No. 0-23270).

10.45	Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 30, 2006 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 30, 2006 (File No. 0-23270).

10.46	Security Agreement dated March 30, 2006 among Dominion Homes, Inc., the Other Grantors named therein and The Huntington National Bank as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 30, 2006 (File No. 0-23270).

10.47	Amendment No. 5 to Second Amended and Restated Credit Agreement dated August 10, 2006, among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed thereon.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 10, 2006 (File No. 0-23270).

10.48	Amendment No. 6 to Second Amended and Restated Credit Agreement dated September 29, 2006, among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed thereon.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2006 (File No. 0-23270).

10.49	Amendment No. 7 to Second Amended and Restated Credit Agreement dated October 31, 2006, among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed thereon.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 31, 2006 (File No. 0-23270).

10.50	Third Amended and Restated Credit Agreement dated December 29, 2006, among Dominion Homes, Inc., The Huntington National Bank, as an Issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 29, 2006 (File No. 0-23270).

10.51	Amended and Restated Security Agreement dated December 29, 2006, among Dominion Homes Inc., the Other Grantors named therein, Silver Point Finance, LLC, as Senior Administrative Agent, and The Huntington National Bank, as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 29, 2006 (File No. 0-23270).

10.52	Warrant Purchase Agreement dated December 29, 2006, among Dominion Homes, Inc. and the Purchasers named therein.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 29, 2006 (File No. 0-23270).

10.53	Registration Rights Agreement dated December 29, 2006, among Dominion Homes, Inc. and the Purchasers named therein.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated December 29, 2006 (File No. 0-23270).

10.54	Voting Agreement dated December 29, 2006.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated December 29, 2006 (File No. 0-23270).

14	Code of Business Conduct and Ethics.	Filed herewith.

21	Subsidiaries.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.