Form 10-Q
period 2007-03-31
DOMINION HOMES INC
filed 2007-05-10
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Number of common shares outstanding as of May 9, 2007: 8,519,738

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$1,155	$3,032
Restricted cash	6,778	6,762
Accounts receivable:
Due from financial institutions for residential closings	269	639
Other	1,693	1,690
Real estate inventories:
Land and land development costs	264,803	281,316
Homes under construction	60,793	67,585
Land held for sale	24,652	20,321
Other	1,848	1,864

Total real estate inventories	352,096	371,086

Prepaid expenses and other	7,164	16,484
Deferred income taxes	—	—
Property and equipment, at cost	13,152	13,371
Less accumulated depreciation	(9,132)	(8,848)

Total property and equipment	4,020	4,523

Total assets	$373,175	$404,216

Liabilities and Shareholders’ Equity
Accounts payable	$3,807	$7,945
Deposits on homes and land under contract	1,014	1,017
Accrued liabilities	14,581	16,465
Revolving line of credit	6,700	16,800
Term notes	181,650	184,779
Seller financed debt and capital lease liability	8,678	8,746

Total liabilities	216,430	235,752

Commitments and contingencies
Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,843,617 shares issued and 8,511,071 shares outstanding on March 31, 2007 and 8,756,959 shares issued and 8,424,413 shares outstanding on December 31, 2006	70,121	69,970
Deferred compensation	(10)	(11)
Retained earnings	88,325	99,783
Accumulated other comprehensive income	1,195	1,608
Treasury stock, at cost (332,546 shares at March 31, 2007 and at December 31, 2006)	(2,886)	(2,886)

Total shareholders’ equity	156,745	168,464

Total liabilities and shareholders’ equity	$373,175	$404,216

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$33,798	$61,785
Cost of real estate sold	31,092	52,711

Gross profit	2,706	9,074
Selling, general and administrative	8,728	14,773

Loss from operations	(6,022)	(5,699)
Interest expense	5,430	2,308

Loss before income taxes	(11,452)	(8,007)
Provision (benefit) for income taxes	6	(2,899)

Net loss	$(11,458)	$(5,108)

Loss per share
Basic	$(1.41)	$(0.63)

Diluted	$(1.41)	$(0.63)

Weighted average shares outstanding
Basic	8,153,393	8,094,705

Diluted	8,153,393	8,094,705

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

			Deferred Compensation			Accumulated Other
	Number of Shares	Common Shares	Liability	Trust Shares	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2006	8,424,413	$69,970	$744	$(755)	$99,783	$1,608	$(2,886)	$168,464
Net loss	—	—	—	—	(11,458)	—	—	(11,458)
Unrealized hedging gain, net of deferred taxes	—	—	—	—	—	(413)	—	(413)
Comprehensive income (loss)								(11,871)

Shares awarded	6,291	34	—	—	—	—	—	34
Share based compensation expense	84,063	136	—	—	—	—	—	136
Shares surrendered by employees to pay taxes	(3,696)	(19)	—	—	—	—	—	(19)
Deferred compensation	—	—	(72)	73	—	—	—	1

Balance, March 31, 2006	8,511,071	$70,121	$672	$(682)	$88,325	$1,195	$(2,886)	$156,745

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,458)	$(5,108)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,868	725
Amortization of unearned compensation	136	274
Amortization of unrealized hedging gain	(413)	—
Loss on impaired real estate inventories	1,478	550
Gain on sale of land	(16)	—
Loss on fixed assets	43	83
Issuance of common shares for compensation	34	19
Deferred income taxes	—	(527)
Changes in assets and liabilities:
Accounts receivable	367	1,801
Real estate inventories	17,556	77
Prepaid expenses and other	9,207	(3,606)
Accounts payable	(4,138)	(4,216)
Deposits on homes under contract	(3)	147
Accrued liabilities	(1,913)	(1,719)

Net cash provided by (used in) operating activities	12,748	(11,500)

Cash flows from investing activities:
Purchase of property and equipment	(96)	(366)
Proceeds from sale of investment in Centennial Home Mortgage, LLC	—	938
Investment in Centennial Home Mortgage, LLC	—	(75)
Change in restricted cash	(16)	—

Net cash provided by (used in) investing activities	(112)	497

Cash flows from financing activities:
Payments on revolving line of credit	(10,100)	(27,200)
Proceeds from revolving line of credit	—	37,384
Payments on term notes	(4,228)	—
Payments of debt issuance costs	(117)	(317)
Payments on capital lease obligations	(68)	—
Proceeds from exercise of stock options	—	24

Net cash provided by (used in) financing activities	(14,513)	9,891

Net change in cash and cash equivalents	(1,877)	(1,112)
Cash and cash equivalents, beginning of period	3,032	3,554

Cash and cash equivalents, end of period	$1,155	$2,442

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$5,348	$3,121

Income taxes paid	$65	$120

The accompanying notes are an integral part of the consolidated financial statements.

DOMINION HOMES, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Dominion Homes, Inc. and all subsidiaries, variable interest entities which Dominion Homes, Inc. is deemed to be the primary beneficiary and joint venture investments accounted for using the equity method (the “Company”). Inter-company transactions are eliminated. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the December 31, 2006 audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year then ended.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The consolidated financial statements for the quarterly period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

During the first quarters of 2006 and 2007 the Company incurred net losses. The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2004 new home sales in our markets began to slow and that trend continued through the first quarter of 2007. Factors contributing to this slowdown were (i) a decline in the overall demand for new homes, (ii) increased price competition and slowing sales in the resale home market, (iii) an increased supply of existing home inventory, (iv) higher mortgage interest rates compared to prior years, (v) lower consumer confidence and (vi) slower economic activity in our markets. In response to these concerns, the Company has significantly reduced selling, general and administrative expenses in order to align our cost structure with the current level of sales activity, slowed all land acquisition, delayed land development and construction activities except where required for near term sales and has offered for sale various developed lots and land parcels that the Company believes are not needed based on current absorption rates.

On December 29, 2006, the Company amended its credit facility and extended its due date from May 31, 2007 to December 29, 2010. The amended credit agreement contains new financial covenants that commenced March 31, 2007 and extend through the term of the agreement. The Company expects to comply with the financial covenants under the amended credit agreements during 2007. Non-compliance with such covenants would allow the lenders to demand immediate repayment of all outstanding borrowings under the facility. The inability of the Company to comply with its financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current credit facility would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

2.	Real Estate Inventories

Real estate inventories are recorded at cost. Land and land development costs include capitalized acquisition related costs, land construction costs, capitalized interest and real estate taxes. Certain land and land development costs are allocated to development phases based on the number of lots expected to be developed within each subdivision. As each development phase is completed, those land and land development costs are then allocated to individual lots. Homes under construction include land and land development costs, construction costs, capitalized interest and indirect costs related to development and construction activities. Indirect costs that do not relate to development and construction activities, including general and administrative expenses, are charged to expense as incurred.

Land held for sale includes unimproved land, lots under development and developed lots that no longer fit into the Company’s development plans and that the Company is currently marketing for sale or is under contract to sell. Land held for sale is valued at the lower of cost or fair value less estimated costs to sell.

The Company evaluates the recoverability of its real estate inventories in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using several factors including, but not limited to, the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for the Company. The Company records impairment charges based upon a discounted cash flow analysis to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or through the sale of land parcels or lots.

The Company recognized impairment charges, included in cost of real estate sold, of $1,478,000 for the three months ended March 31, 2007. The impairment charges consist of write-downs of inventory carrying value to fair values and adjustments to the carrying value of certain parcels of land held for sale to fair value.

The Company completed $7.8 million of land sales and recorded a gain of $16,000 during the three months ended March 31, 2007. The Company did not complete any land sales during the three months ended March 31, 2006.

3.	Land Purchase Commitments

Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which the Company’s obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. As of March 31, 2007, the Company had

$2,051,000 of cancelable contractual obligations for which the Company determined that it was reasonably likely that it will complete the land or lot purchase. The Company had not made any good faith deposits, or incurred any related pre-acquisition or due diligence costs related to these cancelable contractual obligations as of March 31, 2007. However, $663,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these cancelable contractual obligations as of March 31, 2007.

As of March 31, 2007, the Company was in the process of evaluating $1,075,000 of additional cancelable contractual obligations for which it had not yet determined whether it is reasonably likely that it will complete the land or lot purchase. Good faith deposits on these contracts were $300,000 and are recorded in land and land development costs in the Consolidated Balance Sheet as of March 31, 2007. In addition, $138,000 of related pre-acquisition and due diligence costs is recorded in land and land development costs related to these cancelable contractual obligations.

4.	Capitalized Interest

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

A summary of interest expense and a reconciliation of changes in capitalized interest for the three months ended March 31 is as follows:

	2007	2006
Interest incurred	$7,334,000	$3,724,000
Interest capitalized	(1,904,000)	(1,416,000)

Interest expensed directly	$5,430,000	$2,308,000

	2007	2006
Capitalized interest, beginning of period	$7,739,000	$5,007,000
Interest capitalized	1,904,000	1,416,000
Capitalized interest charged to cost of real estate sold	(822,000)	(696,000)

Capitalized interest, end of period	$8,821,000	$5,727,000

5.	Prepaid Expenses and Other

Prepaid expenses and other consisted of the following as of the dates indicated:

	March 31, 2007	December 31, 2006
Debt issuance costs	$1,394,000	$1,507,000
Income taxes receivable	1,034,000	11,081,000
Cash value of Company owned life insurance	3,114,000	3,027,000
Other	1,622,000	869,000

Total prepaid expenses and other	$7,164,000	$16,484,000

6.	Income Taxes

The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. The Company estimates the annual effective tax rate based upon its forecast of annual pre-tax results. To the extent that actual pre-tax results differ from the forecast estimates applied at the end of the most recent interim period, the actual income tax rate recognized in 2007 could be materially different than the estimated annual effective tax rate as of the end of the first quarter.

Provision for income taxes for the three months ended March 31, 2007, which consists primarily of state tax expense, reflects the fact that the Company continues to record a full valuation allowance against its deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If in the future the Company believes that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be reversed. For the three months ended March 31, 2006, the Company computed its effective tax rate based on actual results, which provides a more accurate provision during periods in which it is likely there will be significant variability of quarterly earnings. The effective tax rate was 36.2% for the three months ended March 31, 2006.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of January 1, 2007. The Company had $147,000 of unrecognized tax benefits recorded as of March 31, 2007 and December 31, 2006, all of which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in provision for income taxes. The Company had accrued estimates of $33,000 and $31,000 for the payment of interest and penalties as of March 31, 2007 and December 31, 2006, respectively.

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

A reconciliation of the changes in the warranty liability for the three months ended March 31 is as follows:

	2007	2006
Balance at the beginning of the period	$1,827,000	$2,010,000
Warranty expense (income)	(11,000)	205,000
Settlements made (in cash or in kind) during the period	(173,000)	(278,000)

Balance at the end of the period	$1,643,000	$1,937,000

8.	Revolving Line of Credit and Term Notes

The Company is party to the Third Amended and Restated Credit Agreement (the “Credit Facility”) dated December 29, 2006 that terminates on December 29, 2010. On January 26, 2007 and March 2, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The Credit Facility includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”) with detachable warrants exercisable for 1,538,235 common shares of the Company (the “Warrants”).

Borrowings outstanding under the Credit Facility consisted of the following as of the dates indicated:

	March 31, 2007	December 31, 2006
Revolving Line of Credit	$6,700,000	$16,800,000

Term A Notes	105,772,000	110,000,000
Debt discount on Term A Notes	(4,179,000)	(4,615,000)
Term B Notes	90,000,000	90,000,000
Debt discount on Term B Notes	(3,540,000)	(3,776,000)
Warrant discount on Term B Notes	(6,403,000)	(6,830,000)

Term Notes	181,650,000	184,779,000

Total Credit Facility borrowings	$188,350,000	$201,579,000

As of March 31, 2007, the Company was in compliance with the Credit Facility’s quarterly covenants and had $14,068,000 available to borrow under the Credit Facility, after adjustment for borrowing base limitations.

For a more detailed description of the Credit Facility, see Note 4, Revolving Line of Credit and Term Notes in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

9.	Share-Based Compensation

A summary of the Company’s stock options outstanding as of March 31, and changes during the three months then ended, is presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	65,500	$19.76	136,333	$21.85
Granted	—	—	—	—
Cancelled or forfeited	—	—	(29,333)	$24.25
Exercised	—	—	(5,000)	$4.75

Outstanding at end of period	65,500	$19.76	102,000	$22.00

Exercisable options	63,700	$19.76	74,600	$22.74
Unvested options	1,800	$20.00	27,400	$20.00

Outstanding at end of period	65,500	$19.76	102,000	$22.00

As of March 31, 2007, there was $21,000 of unrecognized compensation cost related to 1,800 unvested stock options outstanding. There were no stock options granted during the three months ended March 31, 2007 and 2006. Valuations of the stock options exercised during the three months ended March 31 were as follows:

	2007	2006
Intrinsic value of stock options exercised	$—	$26,000

A summary of the weighted average remaining contractual term and intrinsic value of options outstanding and exercisable as of March 31, 2007 is presented below:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at period end	$7.44	$—
Options exercisable at period end	$7.44	$—

A summary of the Company’s non-vested restricted share awards outstanding as of March 31, and changes during the three months then ended is presented below:

Options	2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	285,000	$11.58	152,000	$21.69
Granted	112,500	$4.73	180,000	$10.42
Cancelled or forfeited	(28,437)	$9.47	(12,000)	$24.21
Vested	(27,817)	$10.49	—	$—

Outstanding at end of period	341,246	$9.59	320,000	$15.26

As of March 31, 2007, there was $608,000 of total unrecognized compensation cost related to non-vested restricted share awards outstanding. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during 2007 was $138,000.

A summary of the Company’s total share-based compensation expense for the three months ended March 31 is as follows:

	2007	2006
Vesting of stock option awards	$2,000	$18,000
Vesting of restricted share awards	149,000	310,000
Forfeiture of restricted share awards	(15,000)	(54,000)

Share based compensation expense	136,000	274,000
Income tax expense (benefit) related to share-based compensation awards	—	(100,000)

Total share-based compensation expense, net of tax	$136,000	$174,000

10.	Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share has been computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if common share equivalents were exercised or converted into common shares. Common share equivalents include stock options, restricted shares and warrants. Restricted common shares are included in common share equivalents when performance contingencies, if any, are achieved.

A reconciliation of the weighted average common shares used in basic and diluted earnings (loss) per share computations for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average shares - basic	8,153,393	8,094,705
Common share equivalents	—	—

Weighted average shares - diluted	8,153,393	8,094,705

The Company reported net losses for the three months ended March 31, 2007 and 2006. In accordance with SFAS No. 128, Earnings per Share, potentially dilutive common share equivalents, including stock options, restricted shares and warrants to purchase common shares, were excluded from the per share computations due to their antidilutive effect on such losses.

11.	Commitment and Contingencies

The Company is often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of March 31, 2007, the Company had $38,872,000 and $6,763,000 of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. The Company is released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, the Company does not believe that any currently outstanding performance bond or irrevocable letter of credit will be called.

The Company has deposited $892,000 of cash with a municipality in lieu of a performance bond. This deposit is recorded in accounts receivable in our Consolidated Balance Sheet as of March 31, 2007. The Company will be refunded the deposit when the contractual performance requirements with the municipality are completed. The Company fully expects the requirements will be met and the deposit will be returned.

On February 21, 2006, a purported class action lawsuit captioned Stuart, et. al. v. Dominion Homes Financial Services, Inc., et. al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against Dominion Homes Financial Services, Inc. (“DHFS”), a subsidiary of the Company, and National City Mortgage Co. The complaint includes statutory claims, claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where the Company was unable to obtain final HUD approval for FHA-insured mortgages. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who were allegedly promised FHA mortgages through and from the defendants. The complaint seeks damages, including actual damages, statutory damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability. Plaintiffs also seek statutory damages for the defendants’ alleged failure to notify plaintiffs of the status of their mortgages.

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

On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the OCSPA, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. On December 1, 2006, Defendant Valuation Resources, Inc., the valuation company that provided appraisals of the plaintiffs’ homes for the Company, filed a motion for summary judgment with respect to plaintiffs’ claims for fraud, misrepresentation, conspiracy, and OCSPA. On February 7, 2007, the Court granted this motion in its entirety. The plaintiffs appealed this decision on April 10, 2007 and the appeal is pending. In addition, on December 28, 2006, the Court granted the Company’s and DHFS’s motions for summary judgment regarding plaintiff’s individual claims and class allegations relating to the OCSPA. On March 28, 2007, the plaintiffs filed a notice of voluntary dismissal with respect to all remaining claims against the defendants with the right to refile.

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

Overview

We are a leading builder of high-quality homes and condominiums in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville and Lexington, Kentucky. Our customer-driven focus targets primarily entry-level and move-up home buyers. We offer a variety of homes and condominiums that are differentiated by price, size, included features and available options. Our homes range in price from under $100,000 to approximately $400,000 and in size from approximately 1,000 to 3,500 square feet.

Reduced revenues, combined with a higher cost of real estate sold as a percentage of revenues, resulted in a net loss of $11.5 million, or $1.41 per diluted share, for the three months ended March 31, 2007 compared to a net loss of $5.1 million, or $0.63 per diluted share, for the three months ended March 31, 2006. The primary factors that increased the net loss on a year over year basis were an additional $3.1 million of interest expense and a $2.9 million tax benefit recorded in 2006 with no corresponding benefit in 2007. The loss from operations in the first quarter of 2007 was $6.0 million compared to an operating loss of $5.7 million for the first quarter of 2006.

The decline in profitability reflects lower unit sales and reductions in our gross profit margins to 8.0% in the first quarter of 2007 compared to 14.7% in the first quarter of 2006. The substantial decline in gross margin reflects continuing pricing pressure in our markets, significant reductions in volume and charges to cost of real estate sold related to real estate inventory impairments. These non-cash charges reduced gross margin by 4.4% in the first quarter of 2007 and 0.9% in the first quarter of 2006. Gross margins excluding these items would have been 12.4% in the first quarter of 2007 and 15.6% in the first quarter of 2006.

Our geographic markets were historically relatively stable markets for new home sales. However, from 2001 through the early part of 2004, new home sales in our markets were particularly strong and resulted in record sales levels for us. Then, in mid-2004, new home sales in our markets began to slow and that trend has continued through the first quarter of 2007. We believe the reasons for this slowdown include a decline in the overall demand for new homes, slowing sales and price competition in the resale home market and increased supply of existing home inventory. In addition, we believe that other factors decreasing the demand for new homes include increased interest rates and reduced availability of financing in the sub-prime mortgage markets, a lower level of consumer confidence and slower economic activity in our markets.

During the first quarter of 2007, we delivered 165 homes with revenues of $33.8 million, compared to 315 homes with revenues of $61.8 million during the first quarter of 2006. We sold 218 homes (with a sales value of $43.5 million) during the first quarter of 2007 compared to 475 homes (with a sales value of $89.3 million) during the first quarter of 2006. Our backlog, which consists of homes sold but not yet delivered, declined approximately 46% to 319 sales contracts, with an aggregate sales value of $64.9 million as of March 31, 2007, from 590 sales contracts, with an aggregate sales value of $118.2 million as of March 31, 2006. The average sales value per home in backlog as of March 31, 2007 increased approximately 1.6% from the prior year.

In response to the declining sales volumes, we implemented various cost cutting initiatives in late 2005 and we continue to aggressively manage and control all overhead expenses. For the three months ended March 31, 2007, selling, general and administrative expenses declined 40.9% to $8.7 million from $14.8 million in the three months ended March 31, 2006. The primary reasons for the year-over-year declines were reductions in headcount, stricter cost controls and lower sales and incentive compensation expenses as a result of decreased home deliveries and net income.

Our land position, which had grown to support the sales levels that were achieved during the peak years of 2003 and 2004, has become greater than is required to support the current level of sales. In response, we have significantly slowed the acquisition of land and delayed the commencement of construction activities for some land that was not already in the development process. During the first quarter of 2007, we completed $7.8 million of land sales and recorded a gain of $16,000. There were no land sales in the first quarter of 2006, although for the full year 2006 we sold $13.2 million of land and recognized gains of $795,000. Cost of real estate sold includes land or real estate impairment charges of $1.5 million in the first quarter of 2007. Cost of real estate sold in the first quarter of 2006 includes real estate impairment charges and the write-off of pre-acquisition costs incurred for land the Company decided not to purchase of $550,000. We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community.

We reduced our land inventory, including estimated lots to be developed on unimproved land, by 20% to 13,850 lots as of March 31, 2007 from 17,311 lots as of March 31, 2006. Based on the 1,185 deliveries during the 12 month period ended March 31, 2007, our land inventory represented an 11 year supply versus our target of maintaining a four to six year supply. As a result, we expect to continue to reduce our total investment in land inventories during 2007 by selling raw land and developed lots that are not required in the near term, delaying significant land acquisitions and continuing to limit land development activities to those subdivisions where we do not have an adequate supply of developed lots. As of March 31, 2007, land held for sale was $24.7 million representing approximately 1,232 lots.

On December 29, 2006, the Company, all of its participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. The amended Credit Facility will now terminate on December 29, 2010. The Credit Facility includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”). The variable interest rate on the Revolving Line of Credit and the Term A Notes was 9.625% at March 31, 2007. The Term B Notes bear interest at a fixed interest rate of

15.0% and include detachable stock purchase warrants for 1,538,235 common shares of the Company, which, if exercised, would represent approximately 18% of our fully-diluted common shares.

We believe that the amended Credit Facility should provide adequate liquidity to weather an anticipated loss in 2007 as a result of the expected continued weakness in the housing market, and should allow the Company to be well positioned when conditions in the home building market become more favorable. Additional information regarding the amended Credit Facility is provided below under “Contractual Obligations” and “Liquidity and Capital Resources”. See also Note 8, Revolving Line of Credit and Term Notes in the Notes to the Consolidated Financial Statements included herein.

Safe Harbor Statement under Private Securities Litigation Act of 1995

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause actual results for 2007 and beyond to differ materially from those expressed in the forward-looking statements. Certain of these important factors are described in our Annual Report on Form 10-K for the year ended December 31, 2006, and include the following risks and uncertainties:

•	short and long term interest rates;

•	changes in governmental regulations;

•	employment levels and job growth;

•	availability and affordability of mortgage financing for home buyers including potential changes that may occur in government backed programs and the sub-prime mortgage markets;

•	availability and cost of building lots;

•	availability of materials (including lumber) and labor;

•	fluctuating costs of materials and labor;

•	adverse weather conditions and natural disasters;

•	consumer confidence and housing demand;

•	variations in the supply and market pricing of existing home inventories;

•	competitive overbuilding;

•	changing demographics;

•	cost overruns;

•	changes in tax laws that may make home ownership more expensive or less attractive;

•	changes in local government fees; and

•	availability and cost of rental property and resale prices of existing homes.

In addition, domestic terrorist attacks and the threat or the involvement of the United States in international armed conflict may also adversely affect general economic conditions, consumer confidence and the homebuilding markets.

Seasonality and Variability in Quarterly Results

Our business is significantly affected by changes in economic cycles and activity in the markets where we build homes. We historically have experienced, and expect to continue to experience, variability in results on a quarterly basis. Closing on a home usually occurs approximately three to six months after the date of the sales contract; however, weather and other delays may cause the closing to take longer.

The following table sets forth certain data for the current and each of our last eight quarters:

Three Months Ended	Revenues	Sales Contracts[1]	Closings	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Mar. 31, 2005	$92,643	626	478	780
June 30, 2005	$105,207	655	548	887
Sept. 30, 2005	$106,330	433	549	771
Dec. 31, 2005	$111,520	230	571	430
Mar. 31, 2006	$61,785	475	315	590
June 30, 2006	$75,835	356	398	548
Sept. 30, 2006	$64,925	209	338	419
Dec. 31, 2006	$54,215	131	284	266
Mar. 31, 2007	$33,798	218	165	319

[1]	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended March 31,
	2007	2006
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%
Cost of real estate sold	92.0	85.3

Gross profit	8.0	14.7
Selling, general and administrative	25.8	23.9

Loss from operations	(17.8)	(9.2)
Interest expense	(16.1)	(3.7)

Loss before income taxes	(33.9)	(12.9)
Provision (benefit) for income taxes	0.0	(4.7)

Net loss	(33.9)%	(8.2)%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	218	475
Closings	165	315
Backlog at period end	319	590
Average sales price of homes closed during the period (in thousands)	$204	$194
Average sales price of homes in backlog at period end (in thousands)	$204	$200
Aggregate sales value of homes in backlog at period end (in thousands)	$64,922	$118,212

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

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing or cannot sell an existing home. Our cancellation rate was 31.0% for the three months ended March 31, 2007 compared to 29.8% for the three months ended March 31, 2006. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in that quarter.

First Quarter 2007 Compared to First Quarter 2006

Revenues. Our revenues for the first quarter of 2007 were $33.8 million from the delivery of 165 homes compared to $61.8 million from the delivery of 315 homes during the first quarter of 2006. Although we delivered 150 fewer homes, the average delivery price of homes for the first quarter of 2007 increased to $204,400 compared to the $193,800 average delivery price for homes in delivered in the first quarter of 2006.

Contributing to the decline in revenues was our decision to wind down the operations of our mortgage financing services subsidiary Dominion Homes Financial Services (“DHFS”), during 2006. On March 31, 2006, we entered into a new joint venture, Centennial Home Mortgage, LLC (“Centennial”) with Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC. Centennial is currently operating as a full-service mortgage bank to our customers and the general public. Centennial provides our customers access to a full range of competitively priced mortgage products from a AAA rated mortgage lender and nationally recognized loan servicer. DHFS ceased day to day operations during the fourth quarter of 2006 after it had fully satisfied all commitments to borrowers for loans. Our first quarter 2006 revenues included fee revenue from DHFS of $724,000 compared to no such fee revenues in the first quarter of 2007.

Gross Profit. Our gross profit as a percentage of net revenues for the first quarter of 2007 declined to 8.0% compared to 14.7% for the first quarter of 2006. One factor contributing to the decline in gross profit margin was larger sales discounts, which increased to 6.8% of gross revenues for the first quarter of 2007 compared to 4.9% of gross revenues for the first quarter of 2006, thus reducing our net revenue and lowering the gross profit recognized per home closing. The major components of gross profit margin for the first quarter of 2007 and 2006 were:

	2007 Percent of House Price Before Sales Discounts	2006 Percent of House Price Before Sales Discounts
Sales discounts	6.8%	4.9%
Land	17.3%	17.6%
Construction costs	56.4%	56.6%
Other costs	11.9%	7.0%

The 2007 other costs item in the above table includes a $1,478,000 non-cash charge to cost of real estate sold related to real estate inventory impairment charges. Included in 2006 other costs is a similar charge of $550,000 related to real estate inventory charges and the write-off of pre-acquisition costs incurred for land we decided not to purchase. These transactions reduced our gross profit margin by 4.4% and 0.9% in the first quarter of 2007 and 2006, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $8.7 million for the first quarter of 2007 compared to $14.8 million for the first quarter of 2006.

Our efforts to better align the scale of our operations with our current sales pace resulted in a 41% decline in selling, general and administrative expenses in the first quarter of 2007 as compared to the first quarter of 2006. The significant factors that contributed to this decline in total selling, general and administrative expense were a reduction in the number of total employees to 256 as of March 31, 2007 from 443 as of March 31, 2006, the close out of DHFS operations during 2006, stringent cost controls implemented during 2006 and lower sales commissions due to fewer home deliveries.

Selling, general and administrative expenses were 25.8% of net revenues for the first quarter of 2007 compared to 23.9% of net revenues in the first quarter of 2006. This is due to the fact that certain corporate expenses, including public company reporting and compliance costs, real estate taxes and building occupancy costs are typically fixed and certain other corporate items such as insurance, information technology, architecture, accounting, and legal expenses are not directly related to increases or decreases in revenues.

Interest Expense. Our interest expense was $5.4 million for the first quarter of 2007 compared to $2.3 million for the first quarter of 2006. The increase is due to having a higher average borrowing rate, offset by slightly lower average borrowings outstanding. Primarily as a result of our higher borrowing rate, $488,000 more interest was capitalized in the first quarter of 2007 than the first quarter of 2006. Our weighted average borrowing rate for the first quarter of 2007, excluding amortization of debt discounts and bank fees, increased to 11.3% compared to 6.5% in the first quarter of 2006. Including the amortization of debt discounts and fees, the average borrowing rates were 13.9% and 6.8% in the first quarter of 2007 and 2006, respectively. Our average borrowings outstanding were relatively constant at $212.2 million for the first quarter of 2007 compared to $212.7 million for the first quarter of 2006.

Provision (Benefit) for Income Taxes. Our income tax expense for the first quarter of 2007 was $6,000, which consists primarily of state tax expense, compared to an income tax benefit of $2.9 million for the first quarter of 2006. We typically provide for income taxes in interim periods based on the annual estimated effective tax rate. For the quarters ended March 31, 2007 and 2006, we computed our effective tax rates based on actual results, which provides a more accurate provision during periods in which it is likely there will be a significant variability in quarterly earnings. The provision for income taxes reflects an effective income tax rate of 0.1% for the three months ended March 31, 2007 and 36.2% for the three months ended March 31, 2006. The decrease is primarily a result of our establishment of a full valuation allowance against our net deferred tax assets based on the uncertainty regarding future realization through future taxable income or carryback opportunities. If in the future we believe that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

Liquidity and Capital Resources

Historically, our capital needs have varied depending on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing in connection with our land purchases. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to fund our operations and fund our investment in real estate inventories.

On December 29, 2006, the Company, all of the participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. The amended Credit Facility terminates on December 29, 2010. Subsequently, on January 26, 2007 and March 2, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The Credit Facility includes: (i) a $35 million senior unsecured revolving line of credit; (ii) a $110 million senior secured term A loan facility; and (iii) a $90 million senior secured second lien term B loan facility with detachable warrants exercisable for 1,538,235 common shares of the Company. As of March 31, 2007, we had $14.1 million available to borrow under the Credit Facility, after adjustment for borrowing base limitations.

We rely on the cash flow from home sale closings, proceeds from the sale of land and developed lots and funds from our Credit Facility to meet our short-term cash obligations. The primary reasons that we could require additional capital are sustained operating deficits, recoveries and expansions in our existing markets that would require us to fund the development of additional lots and homes under construction inventories.

During 2006 and continuing in 2007, we slowed the acquisition of additional land and delayed the commencement of construction activities for land not already in the development process. We also identified various land parcels and developed lots that we are offering for sale and have classified these parcels and lots as land held for sale as of March 31, 2007. We will continue to evaluate our land holdings and expect that we may identify additional excess inventory that will be offered for sale. We believe that by limiting future land acquisition and development activities, selling excess inventory of undeveloped land and developed lots and reducing our developed lot inventories through the sale of new homes, we will be able to significantly reduce our total investment in land inventories and apply a significant portion of the proceeds toward reducing outstanding borrowings under our Credit Facility.

Sources and Uses of Cash

For the First Three Months of 2007 Compared to the First Three Months of 2006

Our net cash provided by operating activities was $12.7 million for the first quarter of 2007 compared to net cash used in operating activities of $11.5 million for the first three months of 2006. The improvement was attributable to significant reductions in our real estate inventories as a result of home closings, land sales and slowed land acquisition and development activities. The $6.8 million decline in homes under construction inventories, primarily reflecting an $8.0 million reduction in inventory homes, was a major component of the real estate inventory reduction. The change in real estate inventories during the first quarter of 2007 included land sales of $7.8 million, which generated a gain on sale of $16,000, and $1.5 million of non-cash impairment charges. The change in real estate inventories during the first quarter of 2006 included $550,000 of non-cash impairment charges and the write-off of pre-acquisition costs incurred for land the Company decided not to purchase. Further contributing to the positive cash flow from operating activities was the receipt of a $10.1 million federal income tax refund as a result of loss carrybacks to previous tax years. Partially offsetting the cash generated by the reduction in real estate inventories and the federal income tax refund were the net loss recorded in the first quarter 2007 and declines in accounts payable and accrued liabilities in the first quarter of 2007.

Investing activities used $112,000 of cash during the first quarter of 2007, principally to purchase property and equipment, compared to providing $497,000 of cash during the first quarter of 2006. During the first quarter of 2006, we invested $75,000 in Centennial home Mortgage, LLC and received proceeds of $938,000 related to the sale of a 50.1% interest in that entity. This net $863,000 source of cash was offset by the purchase of $366,000 of property and equipment.

Our financing activities used cash of $14.5 million during the first quarter of 2007 compared to providing cash of $9.9 million during the first quarter of 2006. Net payments on our credit facility borrowings were $14.3 million in the first quarter of 2007 compared to net proceeds from our credit facility borrowings of $10.2 million in the first quarter of 2006.

Real Estate Inventories

The following table sets forth an estimate of our land inventory as of March 31, 2007, and includes (a) land that we own and (b) land that we control under option agreements and contingent contracts and that has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change. We generally do not purchase land for resale. However, when land that we own no longer fits into our development plans, we offer this land for sale, primarily to other homebuilders and commercial developers.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Estimated Total Number of Lots	Inventory Value
Land we own:
Central Ohio	1,687	713	8,435	10,835	$231,760,000
Kentucky	231	398	887	1,516	32,743,000
Land we control:
Central Ohio	—	—	267	267	300,000
Kentucky	—	—	—	—	—
Held for sale:
Central Ohio	—	201	958	1,159	21,344,000
Kentucky	—	73	—	73	3,308,000

Total Land Inventory at March 31, 2007	1,918	1,385	10,547	13,850	$289,455,000

Total Land Inventory at December 31, 2006	2,084	1,364	11,417	14,865	$301,637,000

Lots on which inventory homes are being constructed are included in homes under construction in our Consolidated Balance Sheets and are not included in the table above. As of March 31, 2007, we had 196 inventory homes (145 in Ohio and 51 in Kentucky), in various stages of construction, representing an aggregate investment of $22.6 million. As of December 31, 2006, we had 256 inventory homes, (197 in Ohio and 59 in Kentucky), representing an aggregate investment of $30.6 million.

From a long term planning perspective, we attempt to maintain total land inventories that are sufficient to meet our anticipated lot needs for the next four to six years. As of March 31, 2007, we owned lots or land that we estimate could be developed into approximately 13,583 lots (11,994 in Ohio and 1,589 in Kentucky). As of that date, we also controlled, through option agreements or contingent contracts, land that we estimate could be developed into approximately 267 additional lots, all of which are in Ohio. We hold additional contingent agreements for land that may allow us to develop additional lots that are not included in these totals. However, based on our land review process, we have concluded that it is unlikely that all of the contingencies contained in these other agreements will be satisfied in the near future. Consequently, we did not consider these contingent agreements when estimating the total amount of land or number of lots that we control. Approximately $300,000 of deposits and $138,000 of pre-acquisition and due diligence costs were recorded on the Consolidated Balance Sheet as of March 31, 2007 in connection with these contingent contracts. The option agreements that we determined were more likely than not to have the contingencies satisfied expire at various dates through 2010. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

Our business strategy is to be the developer in substantially all of the communities in which we build homes. The process of acquiring land, obtaining entitlements and developing communities is a multi-year process and once we have begun the development of a new community, it is difficult and, at times, impractical to discontinue development activities. As a result, in periods of declining sales and backlog, such as we have experienced during the past two years, our land inventory position may exceed our near term needs. Based on the 1,185 homes delivered during the 12 month period ending March 31, 2007, our inventory of 13,583 lots as of March 31, 2007 represented an approximately 11 year supply compared to our target range of a four to six year supply. In contrast, during the preceding five years, from 2002 through 2006, we sold 11,213 homes. Based on average annual sales during that five year period of 2,243 homes, our inventory of 13,583 lots as of March 31, 2007 would have represented a 6 year supply.

As noted previously, our gross margin as a percent of net revenues decreased to 8.0% for the first quarter of 2007 compared to 14.7% for the first quarter of 2006. The decline in gross margin is primarily the result of larger sales discounts, impairment charges on communities and land held for sale, and gains and losses from the sale of land. We provided sales incentives and special pricing promotions throughout 2006 and into 2007 in order to maintain market share and generate cash flow from the continued reduction of inventories. We believe that these discounts reflect extremely competitive pricing in our markets and anticipate that gross margins will slowly begin to recover in future periods as the housing market recovers.

Land held for sale as of March 31, 2007 includes unimproved land and lots under development with an aggregate inventory value of $24.7 million (8.5% of our total land inventory) and represents 1,232 lots (8.9% of our total estimated lots). The carrying value of land held for sale includes reserves of $4.8 million that were recorded to reduce the carrying value of certain of the parcels to fair value. Approximately $14.6 million of the land held for sale as of March 31, 2007 is subject to sales contracts. These contracts generally contain due diligence requirements and other contingencies that allow the purchaser to cancel the contract, subject only to forfeiture of any non-refundable deposits. Most of the contracts are scheduled to be fulfilled in the next 12 months, however, certain sales contracts are scheduled to be fulfilled at various dates through 2009.

We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community. We record impairment charges, determined based on a discounted cash flow analysis, to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or the sale of the land parcel or lot. During the first quarter of 2007 and 2006, we recorded non-cash charges to cost of real estate sold related to real estate inventory impairment charges of $1.5 million and $550,000, respectively. Of the various impairment charges recorded to reduce the carrying amounts of certain communities to their fair (recoverable) value, approximately $11.1 million are included on the Consolidated Balance Sheet as of March 31, 2007 as a reduction in the basis of land and land development costs and homes under construction. Of the $11.1 million, approximately $4.8 million is associated with $24.7 million of land currently held for sale, and approximately $6.2 million is associated with communities in Ohio where the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. A discount rate of 13.5%

was applied to calculate the level of impairment charges recorded as of December 31, 2006 and March 31, 2007 for those Ohio communities. Real estate market prices for both developed and undeveloped lots are subject to a number of economic factors including new home demand, current selling prices for both new and existing homes, inventory levels in specific markets and interest rates. Further deterioration in either the demand for new homes in our markets or the gross margins that we are able to achieve from home sales may require additional inventory write downs in future periods.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Revolving Line of Credit(a)	$6,700	$—	$—	$6,700	$—
Term Notes A and B	195,772	10,772	65,000	120,000	—
Seller financed debt	8,489	812	1,622	5,243	812
Operating leases	7,942	1,891	2,443	852	2,756
Capital lease obligations	189	189	—	—	—

Total contractual cash obligations	$219,092	$13,664	$69,065	$132,795	$3,568

(a)	The interest obligation associated with the Revolving Line of Credit will be based upon the outstanding principal and the related variable rate of interest through its maturity date of December 29, 2010 (see Note 8 of the Notes to the Consolidated Financial Statements for more details).

Third Amended Credit Agreement. On December 29, 2006, we entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. The amended Credit Facility terminates on December 29, 2010. Subsequently, on January 26, 2007 and March 2, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The Credit Facility includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”) with detachable warrants exercisable for 1,538,235 common shares of the Company.

Under the Credit Facility, interest on our Revolving Line of Credit and Term A Notes is variable and calculated, at our option, based on either LIBOR plus 4.25% or the prime rate plus 3.25%. As of March 31, 2007, our Revolving Line of Credit and Term A Notes bear interest at a rate of 9.625%, which was determined using the LIBOR option. The Term A Notes are subject to quarterly amortization, with payments beginning in the third quarter of 2007. The Term B Notes accrue interest at a rate of 15% per year, with interest accrued and added to the outstanding principal balance. Quarterly, we have the option to pay the interest in cash rather than have it added to the principal balance if a revolving loan availability test and other compliance matters are satisfied. We may redeem the Term B Notes subject to prepayment premiums set forth in the Credit Facility, beginning June 29, 2008, or at a make-whole amount provided in the Credit Facility prior thereto. The Term B Notes may not be redeemed prior to full redemption of the Term A Notes.

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

As of March 31, 2007, the Company was in compliance with the Credit Facility’s quarterly covenants and had $14.1 million available to borrow under the Credit Facility, after adjustment for borrowing base limitations.

For a more detailed description of the Credit Facility, see Note 4, Revolving Line of Credit and Term Notes in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Seller Financing. From time to time, we purchase land with seller financing. As of March 31, 2007, we held land for development that was partially financed with seller-provided term debt that had an outstanding balance of $8.5 million at interest rates ranging from 5.0% to 8.25%.

Capital and Operating Leases. We believe the best use of our Credit Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are also financed through operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were $189,000 as of March 31, 2007. We believe our operating leases are properly classified as off-balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was $7.9 million as of March 31, 2007. For further information on our leases, see Note 6, Operating Lease Commitments, and Note 8, Related Party Transactions, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Land Purchase Commitments. As of March 31, 2007, we did not have any non-cancelable contractual obligations to purchase residential lots or unimproved land. However, we did have $2.1 million of cancelable contractual obligations to purchase lots or unimproved land pursuant to option agreements or contingent contracts.

Off-balance Sheet Arrangements

The following is a summary of our commercial commitments under off-balance sheet arrangements as of March 31, 2007 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 –3 years	3 –5 years	After 5 years
Commercial commitments:
Letters of credit	$6,763	$1,956	$4,796	$11	$—
Performance bonds	38,872	36,725	1,811	336	—
Cancelable land contracts	2,051	1,025	792	234	—

Total commercial commitments	$47,686	$39,706	$7,399	$581	$—

Performance Bonds and Irrevocable Letters of Credit. We are often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of March 31, 2007, we had $38.9 million and $6.8 million of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. We are released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, we do not believe that any currently outstanding performance bond or irrevocable letter of credit will be called.

The availability and cost of surety instruments is subject to the level of construction activity, our financial condition and other industry factors. Although at times we have experienced difficulty in obtaining performance bonds, we believe that we have sufficient capacity from insurers and under our letter of credit facility to satisfy the requirements of our 2007 development plans.

Variable Interest Entities. From time to time, we selectively enter into joint ventures with other homebuilders to own and develop communities. Through the creation of joint venture partnerships and limited liability companies, these joint ventures engage in land development activities for the purpose of distributing developed lots to the partners in the joint ventures. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interests. We receive our percentage interest in the lots developed in the form of capital distributions. As of March 31, 2007, we had ownership interests in seven active joint ventures with ownership interests ranging from 33% to

50%. These joint ventures generally do not incur debt, except for seller requested financing arrangements upon purchasing the land for the joint ventures. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which, depending on the circumstances, could qualify as variable interest entities under FIN 46R. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have evaluated all of our land options and contingent purchase contracts and have concluded that, as of March 31, 2007, we did not have any outstanding contracts requiring consolidation as a result of the application of FIN 46R.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. As of March 31, 2007, we had $2.1 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. We had not made any good faith deposits or incurred any related due diligence costs on these cancelable contractual obligations as of March 31, 2007. However, $663,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments as of March 31, 2007. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from borrowings.

We are in the process of evaluating $1.1 million of additional cancelable contractual obligations for which we have not yet determined whether it is reasonably likely that we will complete the land or lot purchase. As of March 31, 2007, good faith deposits and related due diligence costs on these contracts were $438,000. Good faith deposits and related due diligence costs are normally charged to earnings when we determine the purchase of the land or lots will not be completed.

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

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates on borrowings under our Credit Facility, which permits borrowings up to $235.0 million, subject to limitations on availability. Under the Credit Facility, interest on our Revolving Line of Credit and Term A Notes is variable and calculated, at our option, based on either LIBOR plus 4.25% or the prime rate plus 3.25%. As of March 31, 2007, our Revolving Line of Credit and Term A Notes bear interest at a rate of 9.625%, which was determined using the LIBOR option. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates for our Credit Facility borrowings outstanding as of March 31, 2007:

	2007	2008	2009	2010	Total
Liabilities
Variable rate	$5,772	$20,000	$40,000	$46,700	$112,472
Average interest rate*	9.625%	9.625%	9.625%	9.625%	9.625%

Fixed rate	$—	$—	$—	$90,000	$90,000
Average interest rate*				15.00%	15.00%

*	Does not include impact of amortization of debt discount and debt issuance costs or the impact of the recognition of deferred gains from the termination of interest rate swap contracts.

Item 4.	Controls and Procedures

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On February 21, 2006, a purported class action lawsuit captioned Stuart, et. al. v. Dominion Homes Financial Services, Inc., et. al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against Dominion Homes Financial Services, Inc. (“DHFS”), a subsidiary of the Company, and National City Mortgage Co. The complaint includes statutory claims, claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where the Company was unable to obtain final HUD approval for FHA-insured mortgages. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who were allegedly promised FHA mortgages through and from the defendants. The complaint seeks damages, including actual damages, statutory damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability. Plaintiffs also seek statutory damages for the defendants’ alleged failure to notify plaintiffs of the status of their mortgages.

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

On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the OCSPA, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. On December 1, 2006, Defendant Valuation Resources, Inc., the valuation company that provided appraisals of the plaintiffs’ homes for the Company, filed a motion for summary judgment with respect to plaintiffs’ claims for fraud, misrepresentation, conspiracy, and OCSPA. On February 7, 2007, the Court granted this motion in its entirety. The plaintiffs appealed this decision on April 10, 2007 and the appeal is pending. In addition, on December 28, 2006, the Court granted the Company’s and DHFS’s motions for summary judgment regarding plaintiff’s individual claims and class allegations relating to the OCSPA. On March 28, 2007, the plaintiffs filed a notice of voluntary dismissal with respect to all remaining claims against the defendants with the right to refile.

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

Item 1A.	Risk Factors

Interest rate increases, or changes in federal lending programs or changes in the mortgage market could adversely affect sales of our homes. Virtually all purchasers of our homes finance their purchase through third party lenders who offer conventional, and government-insured, and sub-prime mortgage financing. A material increase in mortgage interest rates or unfavorable changes to these lending programs would adversely affect the ability of prospective home buyers, particularly our targeted entry-level home buyers, to obtain mortgage financing. For instance, recent initiatives to tighten the underwriting standards of the sub-prime market could make mortgage financing more difficult to obtain for some of our entry-level buyers, as well as decrease future demand from these buyers. Additionally, we do not know the impact that the tightening of credit standards in the sub-prime market may have on other mortgage loans. Less than 10% of our closings during the first quarter of 2007 that utilized our mortgage joint venture, Centennial Home Mortgage, were sub-prime loans. We also depend on the availability and cost of mortgage financing for buyers of the current homes owned by potential purchasers of our homes. Prior to purchasing our homes, some of our home buyers must sell their current homes, and these sales depend on the availability and cost of mortgage financing. In addition, because many of our home buyers use government-insured mortgage financing, a material reduction in the scope or funding of government-insured mortgage programs could have a material adverse effect on our sales.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits.

Exhibits filed with this Quarterly Report on Form 10-Q are attached hereto or incorporated by reference hereto. For a list of our exhibits, see “Index to Exhibits” (following the signature page).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION HOMES, INC.
(Registrant)

By:	/s/ Douglas G. Borror
Douglas G. Borror,
Chairman, Chief Executive Officer (Principal Executive Officer)

By:	/s/ William G. Cornely
William G. Cornely,
Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A filed April 30, 2003 (File No. 0-23270).

10.1	Amendment No. 1 to Third Amended and Restated Credit Agreement dated January 26, 2007, among Dominion Homes, Inc., The Huntington National Bank, as an Issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 26, 2007 (File No. 0-23270).

10.2	Amendment No. 2 to Third Amended and Restated Credit Agreement dated March 2, 2007, among Dominion Homes, Inc., The Huntington National Bank, as an Issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2007 (File No. 0-23270).

10.3	Form of Notice of Eligibility and Participation Agreement for Douglas G. Borror.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated March 21, 2007 (File No. 0-23270).

10.4	2007 Incentive Compensation Program for Jeffrey A. Croft.	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated March 21, 2007 (File No. 0-23270).

10.5	2007 Incentive Compensation Program for William G. Cornely.	Incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated March 21, 2007 (File No. 0-23270).

10.6	Form of Retention Bonus Agreement.	Incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K dated March 21, 2007 (File No. 0-23270).

10.7	Form of Restricted Stock Award Agreement.	Incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K dated March 21, 2007 (File No. 0-23270).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.