Form 10-Q
period 2007-06-30
DOMINION HOMES INC
filed 2007-08-14
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

0-23270

Commission File Number

Dominion Homes, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1393233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 Tuttle Crossing Blvd., Dublin, Ohio

(Address of principal executive offices)

43016-0993

(Zip Code)

(614) 356-5000

(Registrant’s Telephone Number, Including Area Code)

5000 Tuttle Crossing Blvd., Dublin Ohio

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

Number of common shares outstanding as of August 14, 2007: 8,517,447

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$1,571	$3,032
Restricted cash	6,679	6,762
Accounts receivable:
Due from financial institutions for residential closings	568	639
Other	1,369	1,690
Real estate inventories:
Land and land development costs	241,611	281,316
Homes under construction	57,437	67,585
Land held for sale	24,823	20,321
Other	1,922	1,864

Total real estate inventories	325,793	371,086

Prepaid expenses and other	6,326	16,484
Deferred income taxes	—	—
Property and equipment, at cost	13,107	13,371
Less accumulated depreciation	(9,517)	(8,848)

Total property and equipment	3,590	4,523

Total assets	$345,896	$404,216

Liabilities and Shareholders' Equity
Accounts payable	$6,549	$7,945
Deposits on homes and land under contract	1,014	1,017
Accrued liabilities	16,728	16,465
Revolving line of credit	6,700	16,800
Term notes	179,215	184,779
Seller financed debt and capital lease liability	8,685	8,746

Total liabilities	218,891	235,752

Commitments and contingencies
Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,842,722 shares issued and 8,510,176 shares outstanding on June 30, 2007 and 8,756,959 shares issued and 8,424,413 shares outstanding on December 31, 2006	70,349	69,970
Deferred compensation	(8)	(11)
Retained earnings	58,621	99,783
Accumulated other comprehensive income	929	1,608
Treasury stock, at cost (332,546 shares at June 30, 2007 and at December 31, 2006)	(2,886)	(2,886)

Total shareholders’ equity	127,005	168,464

Total liabilities and shareholders’ equity	$345,896	$404,216

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$38,812	$75,835	$72,610	$137,620
Cost of real estate sold	53,883	68,310	84,975	121,021

Gross profit	(15,071)	7,525	(12,365)	16,599
Selling, general and administrative	8,944	13,467	17,672	28,240

Loss from operations	(24,015)	(5,942)	(30,037)	(11,641)
Interest expense	5,450	2,568	10,880	4,876

Loss before income taxes	(29,465)	(8,510)	(40,917)	(16,517)
Provision (benefit) for income taxes	239	(2,583)	245	(5,482)

Net loss	$(29,704)	$(5,927)	$(41,162)	$(11,035)

Loss per share
Basic	$(3.63)	$(0.73)	$(5.04)	$(1.36)

Diluted	$(3.63)	$(0.73)	$(5.04)	$(1.36)

Weighted average shares outstanding
Basic	8,178,302	8,114,174	8,165,912	8,104,494

Diluted	8,178,302	8,114,174	8,165,912	8,104,494

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

		Deferred Compensation				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Liability	Trust Shares	Retained Earnings		Treasury Stock	Total
Balance, December 31, 2006	8,424,413	$69,970	$744	$(755)	$99,783	$1,608	$(2,886)	$168,464
Net loss	—	—	—	—	(41,162)	—	—	(41,162)
Recognition of unrealized hedging gain, net of deferred taxes	—	—	—	—	—	(679)	—	(679)

Comprehensive income (loss)								(41,841)

Shares awarded	14,958	73	—	—	—	—	—	73
Share based compensation expense	74,501	325	—	—	—	—	—	325
Shares surrendered by employees to pay taxes	(3,696)	(19)	—	—	—	—	—	(19)
Deferred compensation	—	—	(72)	75	—	—	—	3

Balance, June 30, 2007	8,510,176	$70,349	$672	$(680)	$58,621	$929	$(2,886)	$127,005

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(41,162)	$(11,035)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,767	1,678
Amortization of unearned compensation	325	(47)
Amortization of unrealized hedging gain	(679)	—
Loss on impaired real estate inventories	18,653	2,695
Gain on sale of land	(183)	(456)
Loss on fixed assets	44	74
Issuance of common shares for compensation	73	21
Deferred income taxes	—	(382)
Changes in assets and liabilities:
Accounts receivable	392	1,829
Real estate inventories	27,143	11,800
Prepaid expenses and other	9,962	(6,218)
Accounts payable	(1,396)	(3,243)
Deposits on homes under contract	(3)	23
Accrued liabilities	(42)	(2,330)

Net cash provided by (used in) operating activities	16,894	(5,591)

Cash flows from investing activities:
Purchase of property and equipment	(179)	(948)
Proceeds from sale of property	—	549
Proceeds from sale of investment in Centennial Home Mortgage, LLC	—	1,838
Investment in Centennial Home Mortgage, LLC	—	(75)
Change in restricted cash	83	—

Net cash provided by (used in) investing activities	(96)	1,364

Cash flows from financing activities:
Payments on revolving line of credit	(11,100)	(64,100)
Proceeds from revolving line of credit	1,000	66,488
Payments on term notes	(7,751)	—
Payments of debt issuance costs	(264)	(1,034)
Payments on capital lease obligations	(144)	—
Proceeds from exercise of stock options	—	24

Net cash provided by (used in) financing activities	(18,259)	1,378

Net change in cash and cash equivalents	(1,461)	(2,849)
Cash and cash equivalents, beginning of period	3,032	3,554

Cash and cash equivalents, end of period	$1,571	$705

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$9,547	$6,381

Income taxes paid	$99	$275

Capital lease obligations	$83	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The consolidated financial statements for the quarterly and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The Company has incurred net losses during each quarter in 2006 and 2007. The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2004 new home sales in our markets began to slow and that trend continued through the second quarter of 2007. Factors contributing to this slowdown were (i) a decline in the overall demand for new homes, (ii) increased price competition and slowing sales in the resale home market, (iii) an increased supply of existing home inventory, (iv) higher mortgage interest rates compared to prior years, (v) lower consumer confidence and (vi) slower economic activity in our markets. In response to these concerns, the Company has: (i) delayed land development and construction activities except where required for near term sales, (ii) significantly reduced selling, general and administrative expenses in order to align our cost structure with the current level of sales activity, (iii) slowed all land acquisition, and (iv) offered for sale various developed lots and land parcels that the Company believes are not needed based on current absorption rates.

On December 29, 2006, the Company amended its credit facility and extended its due date from May 31, 2007 to December 29, 2010. The amended credit agreement, which has been subsequently amended on January 26, 2007 and March 2, 2007, (as amended, “Credit Facility”) contains new financial covenants that commenced March 31, 2007 and extend through the term of the agreement. As discussed in Note 8 the Company is not in compliance with certain financial covenants and is in discussions with its lenders with respect to an additional amendment to its

Credit Facility. The inability of the Company to comply with its financial covenants, obtain waivers for non-compliance or otherwise obtain alternative financing to replace the current Credit Facility would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

2.	Real Estate Inventories

Real estate inventories are recorded at the lower of cost or net realizable value. Land and land development costs include capitalized acquisition related costs, land construction costs, capitalized interest and real estate taxes. Certain land and land development costs are allocated to development phases based on the number of lots expected to be developed within each subdivision. As each development phase is completed, those land and land development costs are then allocated to individual lots. Homes under construction include land and land development costs, construction costs, capitalized interest and indirect costs related to development and construction activities. Indirect costs that do not relate to development and construction activities, including general and administrative expenses, are charged to expense as incurred.

Land held for sale includes unimproved land, lots under development and developed lots that no longer fit into the Company’s development plans and that the Company is currently marketing for sale or is under contract to sell. Land held for sale is valued at the lower of cost or fair value, less estimated costs to sell.

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

The Company recognized impairment charges, included in cost of real estate sold, of $17,175,000 and $18,653,000 for the three and six months ended June 30, 2007. The impairment charges for these periods consist of write-downs of inventory carrying value to fair values and adjustments to the carrying value of certain parcels of land held for sale to fair value. The Company recognized impairment charges, included in cost of real estate sold, of $2,145,000 and $2,695,000 for the three and six months ended June 30, 2006. The impairment charges for these periods consist of adjustments to the carrying value of certain parcels of land held for sale to fair value and the write-off of pre-acquisition costs incurred for land the Company decided not to purchase.

The Company completed $11,890,000 of land sales and recorded a gain of $183,000 during the six months ended June 30, 2007, including $4,115,000 of land sales and a gain of $167,000 during the three months ended June 30, 2007. The Company completed $3,000,000 of land sales and recorded a gain of $456,000 during the six months ended June 30, 2006, all of which were completed in the second quarter of 2006.

3.	Land Purchase Commitments

Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which the Company’s obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. As of June 30, 2007, the Company had $2,178,000 of cancelable contractual obligations for which the Company determined that it was reasonably likely that it will complete the land or lot purchase. The Company had not made any good faith deposits, or incurred any related pre-acquisition or due diligence costs related to these cancelable contractual obligations as of June 30, 2007. However, $663,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these cancelable contractual obligations as of June 30, 2007.

As of June 30, 2007, the Company had no remaining cancelable contractual obligations subject to determination of whether it was reasonably likely to complete the purchase.

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

A summary of interest expense and a reconciliation of changes in capitalized interest for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest incurred	$7,294,000	$4,071,000	$14,628,000	$7,795,000
Interest capitalized	(1,844,000)	(1,503,000)	(3,748,000)	(2,919,000)

Interest expensed directly	$5,450,000	$2,568,000	$10,880,000	$4,876,000

	2007	2006	2007	2006
Capitalized interest, beginning of period	$8,821,000	$5,727,000	$7,739,000	$5,007,000
Interest capitalized	1,844,000	1,503,000	3,748,000	2,919,000
Capitalized interest charged to cost of real estate sold	(1,396,000)	(962,000)	(2,218,000)	(1,658,000)

Capitalized interest, end of period	$9,269,000	$6,268,000	$9,269,000	$6,268,000

5.	Prepaid Expenses and Other

Prepaid expenses and other consisted of the following as of the dates indicated:

	June 30, 2007	December 31, 2006
Debt issuance costs	$1,311,000	$1,507,000
Income taxes receivable	299,000	11,081,000
Cash value of Company owned life insurance	3,208,000	3,027,000
Other	1,508,000	869,000

Total prepaid expenses and other	$6,326,000	$16,484,000

6.	Income Taxes

The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. The Company estimates the annual effective tax rate based upon its forecast of annual pre-tax results. To the extent that actual pre-tax results differ from the forecast estimates applied at the end of the most recent interim period, the actual income tax rate recognized in 2007 could be materially different than the estimated annual effective tax rate.

Provision for income taxes for the three and six months ended June 30, 2007, which consists primarily of provision to return adjustments, reflects the fact that the Company continues to record a full valuation allowance against its deferred tax assets. The Company has recorded a valuation allowance because of the uncertainty that exists regarding the future realization of these deferred tax assets through future taxable income. If in the future the Company determines that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be reversed. Provision for income taxes for the three and six months ended June 30, 2006 reflects an estimated annual effective tax rate of 33.1%. The actual effective income tax rate for the second quarter of 2006 was 30.3%.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of January 1, 2007. The Company had $190,000 and $147,000 of unrecognized tax benefits recorded as of June 30, 2007 and December 31, 2006, respectively, all of which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in provision for income taxes. The Company had accrued estimates of $42,000 and $31,000 for the payment of interest and penalties as of June 30, 2007 and December 31, 2006, respectively.

7.	Warranty Costs

The Company provides a two-year warranty covering the roof, windows, doors and all mechanical elements of its homes, including the heating, plumbing and electrical systems. The Company also offers a 30-year warranty covering all major structural components in its Celebration and Celebration Classic Series, Independence Collection, Founders Collection and Tradition Series homes and a 10-year structural warranty in its Metropolitan Series and Grand Reserve Series homes. The Company initially provides an estimated amount of warranty cost for each home at the date of closing based on historical warranty experience. The Company periodically evaluates the adequacy of the reserve based on its experience. Factors that affect the Company’s warranty liability include the number of homes closed, historical warranty claims and cost per claim.

A reconciliation of the changes in the warranty liability for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at the beginning of the period	$1,643,000	$1,937,000	$1,827,000	$2,010,000
Warranty expense (income)	151,000	494,000	140,000	699,000
Settlements made (in cash or in kind) during the period	(299,000)	(489,000)	(472,000)	(767,000)

Balance at the end of the period	$1,495,000	$1,942,000	$1,495,000	$1,942,000

8.	Credit Facility and Liquidity

The Company is party to the Third Amended and Restated Credit Agreement (the “Credit Facility”) dated December 29, 2006 that terminates on December 29, 2010. On January 26, 2007 and March 2, 2007 the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The Credit Facility includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”) with detachable warrants exercisable for 1,538,235 common shares of the Company (the “Warrants”) at $0.01 per share.

As a result of the lower than expected sales, reduced profit margins and impairment charges recorded in the first six months of 2007, the Company was not in compliance with the minimum consolidated EBITDA, minimum consolidated gross profit and minimum net worth financial covenants as defined in the Credit Facility as of June 30, 2007. Additionally, the Company believes that it is likely that it will not satisfy those current covenants, as well as the free cash flow and leverage ratio covenants under the Credit Facility in future quarters. The failure to meet these covenants permits lenders to exercise their remedies under our credit facility. As of August 14, 2007 the lenders had not elected to exercise their remedies and the Company was in discussions with the lenders regarding the waiver of covenant compliance as of June 30, 2007 and the amendment of the Credit Facility to modify the covenant requirements in future quarters. If the Company is unable to negotiate waivers or amendments to these covenants from the lenders, they could, among other remedies, impose the default interest rate, terminate our ability to make any new borrowings, accelerate the repayment of all existing borrowings under the credit facility and foreclose on their liens on substantially all of our assets. If the Lenders’ exercise their remedies resulting from the event of default, there is no assurance that we would be able to obtain financing to pay amounts owed under the credit facility and it is likely that we would have to consider seeking protection from our creditors under the federal bankruptcy laws. There can be no assurance that the lenders will agree to any modifications of the existing Credit Facility.

Borrowings outstanding under the Credit Facility consisted of the following as of the dates indicated:

	June 30, 2007	December 31, 2006
Revolving Line of Credit	$6,700,000	$16,800,000

Term A Notes	102,249,000	110,000,000
Debt discount on Term A Notes	(3,754,000)	(4,615,000)
Term B Notes	90,000,000	90,000,000
Debt discount on Term B Notes	(3,304,000)	(3,776,000)
Warrant discount on Term B Notes	(5,976,000)	(6,830,000)

Term Notes	179,215,000	184,779,000

Total Credit Facility borrowings	$185,915,000	$201,579,000

As of June 30, 2007, the Company had $2,430,000 available to borrow under the Credit Facility, after adjustment for borrowing base limitations.

For a more detailed description of the Credit Facility, see Note 4, Revolving Line of Credit and Term Notes in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

9.	Share-Based Compensation

The Company uses the Black-Scholes option pricing model to value its new stock option award grants. The Black-Scholes model requires the Company to make a number of assumptions regarding the option awards. The assumptions utilized to value stock option awards granted in the second quarter of 2007 and 2006 are noted in the following table. Expected volatilities are based on historical volatility of the Company’s shares. The Company uses historical data to estimate stock option exercise dates and the period of time that stock options are expected to be outstanding. The risk-free rates for periods within the contractual life of the stock option are based on the U.S. treasury yield curve at the time of stock option grant.

	2007	2006
Expected volatility	54%	59%
Expected dividends	0%	0%
Expected Term (in years)	8	8
Risk-free rate	4.55%	5.02%

A summary of the Company’s stock options outstanding as of June 30, and changes during the three and six months then ended, is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	65,500	$19.76	102,000	$22.00	65,500	$19.76	136,333	$21.85
Granted	15,000	$5.26	12,500	$10.57	15,000	$5.26	12,500	$10.57
Cancelled or forfeited	(15,000)	$20.79	(4,000)	$24.26	(15,000)	$20.79	(33,333)	$24.25
Exercised	—	$—	—	$—	—	$—	(5,000)	$4.75

Outstanding at end of period	65,500	$16.20	110,500	$20.63	65,500	$16.20	110,500	$20.63

Exercisable options	63,700	$16.10	83,100	$20.83	63,700	$16.10	83,100	$20.83
Unvested options	1,800	$20.00	27,400	$20.00	1,800	$20.00	27,400	$20.00

Outstanding at end of period	65,500	$16.20	110,500	$20.63	65,500	$16.20	110,500	$20.63

As of June 30, 2007, there was $18,000 of unrecognized compensation cost related to 1,800 unvested stock options outstanding. Valuations of the stock options granted and exercised during the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average fair value of options granted	$5.26	$10.57	$5.26	$10.57
Intrinsic value of stock options exercised	—	—	—	$26,000

A summary of the weighted average remaining contractual term and intrinsic value of options outstanding and exercisable as of June 30, 2007 is presented below:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at period end	7.91	$—
Options exercisable at period end	7.93	$—

A summary of the Company’s non-vested restricted share awards outstanding as of June 30, and changes during the three and six months then ended is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Non-vested Restricted Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	341,246	$9.59	320,000	$15.26	285,000	$11.58	152,000	$21.69
Granted	—	$—	100,000	$10.57	112,500	$4.73	280,000	$10.47
Cancelled or forfeited	(9,562)	$8.72	(25,000)	$10.42	(37,999)	$9.28	(37,000)	$14.89
Vested	—	$—	(30,000)	$10.27	(27,817)	$10.49	(30,000)	$10.27

Outstanding at end of period	331,684	$9.62	365,000	$14.72	331,684	$9.62	365,000	$14.72

As of June 30, 2007, there was $426,000 of total unrecognized compensation cost related to non-vested restricted share awards outstanding. That cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of the 27,817 restricted shares that vested during 2007 was $138,000, calculated as the market value at the vest date times the number of shares that vested.

A summary of the Company’s total share-based compensation expense, which is based on the grant date fair value of the related award, for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Vesting of stock option awards	$52,000	$107,000	$54,000	$125,000
Vesting of restricted share awards	140,000	207,000	289,000	517,000
Forfeiture of restricted share awards	(3,000)	(19,000)	(18,000)	(73,000)
Reversal of previously recognized share-based compensation expense related to restricted share awards	—	(616,000)	—	(616,000)

Share based compensation expense (benefit)	189,000	(321,000)	325,000	(47,000)
Income tax expense related to share-based compensation awards	—	331,000	—	231,000

Total share-based compensation expense, net of tax	$189,000	$10,000	$325,000	$184,000

During the second quarter of 2006, the Company reversed previously recognized share-based compensation expense of $616,000 related to 60,000 restricted shares for which the Company determined the restrictions were not probable of achievement. The 60,000 restricted share awards were forfeited during the fourth quarter of 2006.

10.	Earnings (Loss) per Share

Basic earnings (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share has been computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if common share equivalents were exercised or converted into common shares. Common share equivalents include stock options, restricted shares and warrants. Restricted common shares are included in common share equivalents when performance contingencies, if any, are achieved.

A reconciliation of the weighted average common shares used in basic and diluted earnings (loss) per share computations for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares - basic	8,178,302	8,114,174	8,165,912	8,104,494
Common share equivalents	—	—	—	—

Weighted average shares - diluted	8,178,302	8,114,174	8,165,912	8,104,494

The Company reported net losses for the three months and six months ended June 30, 2007 and 2006. In accordance with SFAS No. 128, Earnings per Share, potentially dilutive common share equivalents, including stock options, restricted shares and warrants to purchase common shares, were excluded from the per share computations due to their antidilutive effect on such losses.

11.	Commitment and Contingencies

The Company is often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of June 30, 2007, the Company had $35,283,000 and $6,664,000 of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. The Company is released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, the Company does not believe that any currently outstanding performance bond or irrevocable letter of credit will be called.

The Company has deposited $588,000 of cash with a municipality in lieu of a performance bond. This deposit is recorded in accounts receivable other in our Consolidated Balance Sheet as of June 30, 2007. The Company will receive a refund of the deposit when the contractual performance requirements with the municipality are completed. The Company fully expects the requirements will be met and the deposit will be refunded.

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

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations that have provided the

Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the OCSPA, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. On December 1, 2006, Defendant Valuation Resources, Inc., the valuation company that provided appraisals of the plaintiffs’ homes for the Company, filed a motion for summary judgment with respect to plaintiffs’ claims for fraud, misrepresentation, conspiracy, and OCSPA. On February 7, 2007, the Court granted this motion in its entirety. The plaintiffs appealed this decision on April 10, 2007 and the appeal is pending. In addition, on December 28, 2006, the Court granted the Company’s and DHFS’s motions for summary judgment regarding plaintiff’s individual claims and class allegations relating to the OCSPA. On March 28, 2007, the plaintiffs filed a notice of voluntary dismissal with respect to all remaining claims against the defendants with the right to refile. Plaintiffs have appealed the summary judgment rulings to Franklin County Court of Appeals.

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

Except for the Rece matter, where the summary judgment rulings are under appeal, the above lawsuits are in the discovery phase. No determination has been made that any of these cases can be maintained as a class action. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints. Due to the uncertainty as to the outcome of the foregoing matters, management cannot make an estimate of exposure, if any, at this time.

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

Overview

We are a leading builder of high-quality homes and condominiums in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville and Lexington, Kentucky. Our customer-driven focus targets primarily entry-level and move-up home buyers. We offer a variety of homes and condominiums that are differentiated by price, size, included features and available options. Our homes range in price from under $100,000 to approximately $400,000 and in size from approximately 1,000 to 3,500 square feet. In the second and third quarters of 2007, Dominion introduced two new series of homes with fewer standard features and a broader array of options, allowing for a lower entry price. The Founders and Patriots Series provide potential homeowners with flexibility of design as well as affordability for first time homebuyers.

Reduced revenues, combined with a higher cost of real estate sold as a percentage of revenues, resulted in a net loss of $29.7 million, or $3.63 per diluted share, for the three months ended June 30, 2007 compared to a net loss of $5.9 million, or $0.73 per diluted share, for the three months ended June 30, 2006. The primary factors that increased the net loss on a year over year basis were $17.2 million of impairment charges during the second quarter of 2007 compared to $2.1 of impairment charges during the second quarter of 2006 and a reduction in gross profit offset by lower selling, general and administrative expense. These factors resulted in an $18.1 million increase in our loss from operations during the second quarter of 2007 compared to the second quarter of 2006. An additional $2.9 million of interest expense and a $2.6 million tax benefit recorded in 2006 with no corresponding benefit in 2007 were also factors in the increase in our net loss on a comparable quarter basis.

The decline in profitability reflects lower unit sales and reductions in our gross profit margins to negative 38.8% in the second quarter of 2007 compared to 9.9% in the second quarter of 2006. The substantial decline in gross margin reflects continuing pricing pressure in our markets, significant reductions in volume and charges to cost of real estate sold related to real estate inventory impairments. The non-cash real estate inventory impairment charges reduced gross margin by 44.3% in the second quarter of 2007 and 2.8% in the second quarter of 2006. Gross margins excluding these items would have been 5.5% in the second quarter of 2007 and 12.7% in the second quarter of 2006.

Our geographic markets were historically relatively stable markets for new home sales. However, from 2001 through the early part of 2004, new home sales in our markets were particularly strong and resulted in record sales levels for us. Then, in mid-2004, new home sales in our markets began to slow and that trend has continued through the second quarter of 2007. We believe the reasons for this slowdown include a decline in the overall demand for new homes, slowing sales and price competition in the resale home market and increased supply of existing home inventory. In addition, we believe that other factors decreasing the demand for new homes include increased interest rates and reduced availability of financing in the sub-prime mortgage markets, a lower level of consumer confidence and slower economic activity in our markets.

During the second quarter of 2007, we delivered 206 homes with revenues of $38.8 million, compared to 398 homes with revenues of $75.8 million during the second quarter of 2006. We sold 206 homes (with a sales value of $40.1 million) during the second quarter of 2007 compared to 356 homes (with a sales value of $66.2 million) during the second quarter of 2006. Our backlog, which consists of homes sold but not yet delivered, declined approximately 42% to 319 sales contracts, with an aggregate sales value of $66.4 million as of June 30, 2007, from 548 sales contracts, with an aggregate sales value of $109.5 million as of June 30, 2006. The average sales value per home in backlog as of June 30, 2007 increased approximately 4.3% from the prior year.

We continue to aggressively manage and control all overhead expenses. For the three months ended June 30, 2007, selling, general and administrative expenses declined 33.6% to $8.9 million from $13.5 million in the three months ended June 30, 2006. The primary factors for the quarter-over-quarter improvements were reductions in headcount, stricter cost controls and lower sales and incentive compensation expenses as a result of decreased home deliveries and net income.

As a result of the continued weak sales volume in the second quarter of 2007 and the generally negative outlook for the homebuilding sector for the next 12 to 18 months we are implementing additional cost reduction initiatives intended to further reduce expense levels. These initiatives include additional headcount reductions and additional cuts in discretionary expense items.

We recently executed lease modifications that will reduce our space commitments in both of our Kentucky markets. In Columbus, we will be consolidating all of our operations that are currently in two buildings into a single building prior to the end of 2007. These actions will reduce annual operating lease commitments for facilities by over 40%. The estimated costs related to these decisions, consisting primarily of lease termination fees and the write-off of capitalized leasehold improvements, are estimated to range from $0.8 million to $1.0 million and will be recognized during the third and fourth quarters of 2007.

We also expect to close our Columbus lumber and construction products distribution centers prior to December 31, 2007, and we are currently evaluating various alternatives, including a full or partial sale of our distribution centers. We do not anticipate that there will be a material loss resulting from the sale or liquidation of the distribution center assets.

Our land position, which had grown to support the sales levels that were achieved during the peak years of 2003 and 2004, continues to be greater than is required to support the current level of sales. In response, we have virtually stopped the acquisition of land and delayed the commencement of construction activities for some land that was not already in the development process. During the second quarter of 2007, we completed $4.1 million of land sales and recorded a gain of $167,000. During the second quarter of 2006, we completed $3.0 million of land sales and recorded a gain of $456,000. For the full year 2006, we sold $13.7 million of land and recognized gains of $795,000. Cost of real estate sold includes land or real estate impairment charges of $17.2 million in the second quarter of 2007. Cost of real estate sold in the second quarter of 2006 includes real estate impairment charges and the write-off of pre-acquisition costs incurred for land the Company decided not to purchase of $2.1 million. We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community.

We reduced our land inventory, including estimated lots to be developed on unimproved land, by 18.9% to 13,454 lots as of June 30, 2007 from 16,593 lots as of June 30, 2006. The 13,454 equivalent lots at June 30, 2007 represent a 40% decline from our peak inventory position of 22,395 equivalent lots at September 30, 2004. Based on the 993 deliveries during the 12 month period ended June 30, 2007, our land inventory represented a 13.5 year supply versus our target of maintaining a four to six year supply. As a result, we expect to continue to reduce our total investment in land inventories during 2007 by selling raw land and developed lots that are not required in the near term, delaying significant land acquisitions and continuing to limit land development activities to those subdivisions where we do not have an adequate supply of developed lots. As of June 30, 2007, land held for sale was $24.8 million representing approximately 1,709 lots.

On December 29, 2006, the Company, all of its participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. The amended Credit Facility terminates on December 29, 2010. The Credit Facility includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”). As discussed in Note 8, Credit Facility and Liquidity the Company is not in compliance with certain financial covenants and is in discussions with its lenders with respect to an additional amendment to its credit agreement.

Safe Harbor Statement under Private Securities Litigation Act of 1995

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause actual results for 2007 and beyond to differ materially from those expressed in the forward-looking statements. Certain of these important factors are described in our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and in Item 1A of this Quarterly Report on Form 10-Q and include the following risks and uncertainties:

•	as a result of the Company not being in compliance with certain financial covenants under its Credit Facility, the lenders have the right to exercise their remedies under the Credit Facility;

•

availability and affordability of mortgage financing for home buyers could be adversely affected by tighter lending standards and the recent volatility and disruptions in the secondary mortgage markets particularly with respect to sub-prime and other alternative forms of mortgage financing;

•	changes in federal lending programs could adversely affect the ability of prospective purchasers, particularly entry level home buyers to obtain mortgage financing;

•	short and long term interest rates;

•	changes in governmental regulations;

•	employment levels and job growth;

•	availability and cost of building lots;

•	availability of materials (including lumber) and labor;

•	fluctuating costs of materials and labor;

•	adverse weather conditions and natural disasters;

•	consumer confidence and housing demand;

•	variations in the supply and market pricing of existing home inventories;

•	competitive overbuilding;

•	changing demographics;

•	cost overruns;

•	changes in tax laws that may make home ownership more expensive or less attractive;

•	changes in local government fees; and

•	availability and cost of rental property and resale prices of existing homes.

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

The following table sets forth certain data for the current and each of our last eight quarters:

Three Months Ended	Revenues from Closings	Closings	Sales Contracts[1]	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
June 30, 2005	$105,207	548	655	887
Sept. 30, 2005	$106,330	549	433	771
Dec. 31, 2005	$111,520	571	230	430
Mar. 31, 2006	$61,785	315	475	590
June 30, 2006	$75,835	398	356	548
Sept. 30, 2006	$64,925	338	209	419
Dec. 31, 2006	$54,215	284	131	266
Mar. 31, 2007	$33,798	165	218	319
June 30, 2007	$38,812	206	206	319

[1]	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	138.8	90.1	117.0	87.9

Gross profit	(38.8)	9.9	(17.0)	12.1
Selling, general and administrative	23.1	17.8	24.3	20.5

Loss from operations	(61.9)	(7.9)	(41.3)	(8.4)
Interest expense	14.0	3.4	15.0	3.5

Loss before income taxes	(75.9)	(11.3)	(56.3)	(11.9)
Provision (benefit) for income taxes	0.6	(3.4)	0.3	(4.0)

Net loss	(76.5)%	(7.9)%	(56.6)%	(7.9)%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	206	356	424	831
Closings	206	398	371	713
Backlog at period end	319	548	319	548
Average sales price of homes closed during the period (in thousands)	$188	$189	$195	$191
Average sales price of homes in backlog at period end (in thousands)	$208	$200	$208	$200
Aggregate sales value of homes in backlog at period end (in thousands)	$66,442	$109,605	$66,442	$109,605

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

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing or cannot sell an existing home. Our cancellation rate was 37.0% for the three months ended June 30, 2007 compared to 36.4% for the three months ended June 30, 2006. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in that quarter.

Second Quarter 2007 Compared to Second Quarter 2006

Revenues. Our revenues for the second quarter of 2007 were $38.8 million from the delivery of 206 homes compared to $75.8 million from the delivery of 398 homes during the second quarter of 2006. In addition to the delivery of 192 fewer homes, our average delivery price of homes for the second quarter of 2007 decreased to $188,200 compared to the $188,900 average delivery price for homes delivered in the second quarter of 2006. This decline in delivery price was a result, in part of larger sales discounts.

Contributing to the decline in revenues was our decision to wind down the operations of our mortgage financing services subsidiary Dominion Homes Financial Services (“DHFS”), during 2006. On March 31, 2006, we entered into a new joint venture, Centennial Home Mortgage, LLC (“Centennial”) with Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC. Centennial is currently operating as a full-service mortgage bank to our customers and the general public. Centennial provides our customers access to a full range of competitively priced mortgage products from a AAA rated mortgage lender and nationally recognized loan servicer. DHFS ceased day to day operations during the fourth quarter of 2006 after it had fully satisfied all commitments to borrowers for loans. Our second quarter 2006 revenues included fee revenue from DHFS of $618,000 compared to no such fee revenues in the second quarter of 2007.

Gross Profit. Our gross profit as a percentage of net revenues for the second quarter of 2007 declined to negative 38.8% compared to 9.9% for the second quarter of 2006. One factor contributing to the decline in gross profit margin was larger sales discounts, which increased to 10.7% of gross revenues for the second quarter of 2007 compared to 7.5% of gross revenues for the second quarter of 2006, thus reducing our net revenue and lowering the gross profit recognized per home closing. The major components of gross profit margin for the second quarter of 2007 and 2006 were:

	2007	2006
	Percent of House Price Before Sales Discounts	Percent of House Price Before Sales Discounts
Sales discounts	10.7%	7.5%
Land	18.1%	18.2%
Construction costs	58.9%	56.8%
Real estate inventory impairment charges	39.5%	2.6%
Other costs	7.4%	5.7%

	2007	2006
	Percent of Net House Price	Percent of Net House Price
Land	20.3%	19.7%
Construction costs	66.0%	61.4%
Real estate inventory impairment charges	44.3%	2.8%
Other costs	8.2%	6.2%

The 2007 real estate inventory impairment charges item in the above table includes an $17.2 million non-cash charge to cost of real estate sold related to real estate inventory impairment charges. Included in 2006 real estate inventory charges is a similar charge of $2.1 million related to real estate inventory impairment charges and the write-off of pre-acquisition costs incurred for land we decided not to purchase.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $8.9 million for the second quarter of 2007 compared to $13.5 million for the second quarter of 2006.

Our efforts to better align the scale of our operations with our current sales pace resulted in a 33.6% decline in selling, general and administrative expenses in the second quarter of 2007 as compared to the second quarter of 2006. The significant factors that contributed to this decline in total selling, general and administrative expense were a reduction in the number of total employees to 252 as of June 30, 2007 from 377 as of June 30, 2006, the closing of DHFS operations during 2006, stringent cost controls implemented during 2006 and continuing during 2007 and lower sales commissions due to fewer home deliveries.

Selling, general and administrative expenses were 23.1% of net revenues for the second quarter of 2007 compared to 17.8% of net revenues for the second quarter of 2006. This is due to the fact that certain corporate expenses, including public company reporting and compliance costs, real estate taxes and building occupancy costs are typically fixed and certain other corporate items such as insurance, information technology, architecture, accounting, and legal expenses are not directly related to increases or decreases in revenues.

Interest Expense. Our interest expense was $5.5 million for the second quarter of 2007 compared to $2.6 million for the second quarter of 2006. The increase is due to having a significantly higher average borrowing rate, partially offset by lower average borrowings outstanding. Primarily as a result of our higher borrowing rate, $341,000 more interest was capitalized in the second quarter of 2007 than the second quarter of 2006. Our weighted average borrowing rate for the second quarter of 2007, excluding amortization of debt discounts and bank fees, increased to 11.7% compared to 6.6% in the second quarter of 2006. Including the amortization of debt discounts and fees, the average borrowing rates were 14.4% and 7.2% in the second quarter of 2007 and 2006, respectively. Our average borrowings outstanding were at $201.1 million for the second quarter of 2007 compared to $217.3 million for the second quarter of 2006.

Provision (Benefit) for Income Taxes. Our income tax expense for the second quarter of 2007 was $239,000, which consists primarily of provision to return adjustments, compared to an income tax benefit of $2.6 million for the second quarter of 2006. We typically provide for income taxes in interim periods based on the annual estimated effective tax rate. The provision for income taxes reflects an effective income tax rate of 0.8% for the three months ended June 30, 2007 and 30.3% for the three months ended June 30, 2006. The decrease is primarily a result of our establishment of a full valuation allowance against our net deferred tax assets based on the uncertainty regarding future realization through future taxable income or carryback opportunities. If in the future we believe that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

First Six Months 2007 Compared to First Six Months 2006

Revenues. Our revenues for the first six months of 2007 were $72.6 million from the delivery of 371 homes compared to $137.6 million from the delivery of 713 homes during the first six months of 2006. Although we delivered 342 fewer homes, the average delivery price of homes for the first six months of 2007 increased to $195,400 compared to the $191,100 average delivery price for homes delivered in the first six months of 2006.

Contributing to the decline in revenues was our decision to wind down the operations of our mortgage financing services subsidiary, DHFS, during 2006. On March 31, 2006, we entered into a new joint venture, Centennial, with Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC. Centennial is currently operating as a full-service mortgage bank to our customers and the general public. Centennial provides our customers access to a full range of competitively priced mortgage products from a AAA rated mortgage lender and nationally recognized loan servicer. DHFS ceased day-to-day operations during the fourth quarter of 2006 after it had fully satisfied all commitments to borrowers for loans. Our revenues for the first six months of 2006 included fee revenue from DHFS of $1.3 million compared to no such fee revenues in the first six months of 2007.

Gross Profit. Our gross profit as a percentage of net revenues for the first six months of 2007 declined to negative 17.0% compared to 12.1% for the first six months of 2006. One factor contributing to the decline in gross profit margin was larger sales discounts, which increased to 9.0% of gross revenues for the first six months of 2007 compared to 6.3% of gross revenues for the first six months of 2006, thus reducing our net revenue and lowering the gross profit recognized per home closing. The major components of gross profit margin for the first six months of 2007 and 2006 were:

	2007	2006
	Percent of House Price Before Sales Discounts	Percent of House Price Before Sales Discounts
Sales discounts	9.0%	6.3%
Land	17.8%	17.9%
Construction costs	57.4%	56.7%
Real estate inventory impairment charges	8.0%	1.8%
Other costs	23.4%	5.9%

	2007	2006
	Percent of Net House Price	Percent of Net House Price
Land	19.5%	19.1%
Construction costs	63.0%	60.5%
Real estate inventory impairment charges	25.7%	2.0%
Other costs	8.8%	6.3%

The 2007 real estate inventory impairment charges item in the above table includes an $18.7 million non-cash charge to cost of real estate sold related to real estate inventory impairment charges. Included in 2006 real estate inventory impairment charges is a similar charge of $2.7 million related to real estate inventory impairment charges and the write-off of pre-acquisition costs incurred for land we decided not to purchase.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $17.7 million for the first six months of 2007 compared to $28.2 million for the first six months of 2006.

Our efforts to better align the scale of our operations with our current sales pace resulted in a 37.4% decline in selling, general and administrative expenses in the first six months of 2007 as compared to the first six months of 2006. The significant factors that contributed to this decline in total selling, general and administrative expense were a reduction in the number of total employees to 252 as of June 30, 2007 from 377 as of June 30, 2006, the closing of DHFS operations during 2006, stringent cost controls implemented during 2006 and continuing during 2007 and lower sales commissions due to fewer home deliveries.

Selling, general and administrative expenses were 24.3% of net revenues for the first six months of 2007 compared to 20.5% of net revenues for the first six months of 2006. This is due to the fact that certain corporate expenses, including public company reporting and compliance costs, real estate taxes and building occupancy costs are typically fixed and certain other corporate items such as insurance, information technology, architecture, accounting, and legal expenses are not directly related to increases or decreases in revenues.

Interest Expense. Our interest expense was $10.9 million for the first six months of 2007 compared to $4.9 million for the first six months of 2006. The increase is due to having a significantly higher average borrowing rate, partially offset by lower average borrowings outstanding. Primarily as a result of our higher borrowing rate, $829,000 more interest was capitalized in the first six months of 2007 than the first six months of 2006. Our weighted average borrowing rate for the first six months of 2007, excluding amortization of debt discounts and bank fees, increased to 11.5% compared to 6.5% in the first six months of 2006. Including the amortization of debt discounts and fees, the average borrowing rates were 14.1% and 7.0% in the first six months of 2007 and 2006, respectively. Our average borrowings outstanding were $206.6 million for the first six months of 2007 compared to $215.0 million for the first six months of 2006.

Provision (Benefit) for Income Taxes. Our income tax expense for the first six months of 2007 was $245,000, which consists primarily of provision to return adjustments, compared to an income tax benefit of $5.5 million for the first six months of 2006. We typically provide for income taxes in interim periods based on the annual estimated effective tax rate. The provision for income taxes reflects an estimated effective income tax rate of 0.4% and 33.1% for the six months ended June 30, 2007 and 2006, respectively. The actual effective income tax rate was 0.6% and 33.2% for the six months ended June 30, 2007 and 2006, respectively. The decrease is primarily a result of our establishment of a full valuation allowance against our net deferred tax assets based on the uncertainty regarding future realization through future taxable income or carryback opportunities. If in the future we determine that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

Liquidity and Capital Resources

Historically, our capital needs have varied depending on sales volume, asset turnover, land acquisition and inventory levels. Our traditional sources of capital have been internally generated cash, bank borrowings and seller financing in connection with our land purchases. At times, we also have sold our common shares in the public market. We have incurred indebtedness in the past and expect to incur indebtedness in the future to our operations and fund our investment in real estate inventories.

On December 29, 2006, the Company, all of the participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. The amended Credit Facility terminates on December 29, 2010. Subsequently, on January 26, 2007 and March 2, 2007 the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The Credit Facility includes: (i) a $35 million Revolving Line of Credit; (ii) $110 million Term A Notes; and (iii) $90 million Term B Notes with detachable warrants exercisable for 1,538,235 common shares of the Company at $0.01 per share. As of June 30, 2007, we had $2.4 million available to borrow under the amended Credit Facility, after adjustment for borrowing base limitations. As discussed in Note 8, Credit Facility and Liquidity the Company is not in compliance with certain financial covenants and is in discussions with its lenders with respect to an additional amendment to its Credit Facility. The inability of the Company to comply with its financial covenants, obtain waivers for non-compliance or otherwise obtain alternative financing to replace the current Credit Facility would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

During 2006 and continuing in 2007, we slowed the acquisition of additional land and delayed the commencement of construction activities for land not already in the development process. We also identified various land parcels and developed lots that we are offering for sale and have classified these parcels and lots as land held for sale as of June 30, 2007. We will continue to evaluate our land holdings and expect that we may identify additional excess inventory that will be offered for sale. By limiting future land acquisition and development activities, selling excess inventory of undeveloped land and developed lots and reducing our developed lot inventories through the sale of new homes, we expect to continue to significantly reduce our total investment in land inventories and apply a significant portion of the proceeds toward reducing outstanding borrowings under our Credit Facility.

Sources and Uses of Cash For the First Six Months of 2007 Compared to the First Six Months of 2006

Our net cash provided by operating activities was $16.9 million for the first six months of 2007 compared to net cash used in operating activities of $5.6 million for the first six months of 2006. Contributing to the positive cash flow from operating activities was the receipt of a $10.6 million federal income tax refund during 2007 as a result of loss carrybacks to previous tax years. The improvement was also attributable to significant reductions in our real estate inventories as a result of home closings, land sales and slowed land acquisition and development activities. A $10.1 million decline in homes under construction inventories, primarily reflecting a $12.1 million reduction in inventory homes, was a major component of the real estate inventory reduction during the first six months of 2007 compared to the first six months of 2006. The change in real estate inventories during the first six months of 2007 included land sales of $11.9 million, which generated gains on sale of $183,000, and $18.7 million of non-cash impairment charges. The change in real estate inventories during the first six months of 2006 included land sales of $3.0 million, which generated gains on sale of land of $456,000, and $2.7 million of non-cash impairment charges and the write-off of pre-acquisition costs incurred for land the Company decided not to purchase. Partially offsetting the cash generated by the reduction in real estate inventories and the federal income tax refund were the net loss recorded in the first six months of 2007 and reductions in accounts payable and accrued liabilities in the first six months of 2007.

Investing activities used $96,000 of cash during the first six months of 2007, principally to purchase property and equipment, compared to providing $1.4 million of cash during the first six months of 2006. During the first six months of 2006, we invested $75,000 in Centennial and received proceeds of $1.8 million related to the sale of a 50.1% interest in that entity. This net $1.8 million source of cash was offset by the purchase of $948,000 of property and equipment.

Our financing activities used cash of $18.3 million during the first six months of 2007 compared to providing cash of $1.4 million during the first six months of 2006. Net payments on our Credit Facility borrowings were $17.9 million in the first six months of 2007 compared to net proceeds from our Credit Facility borrowings of $2.4 million in the first six months of 2006.

Real Estate Inventories

The following table sets forth an estimate of our land inventory as of June 30, 2007, and includes (a) land that we own and (b) land that we control under option agreements and contingent contracts that has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change. We generally do not purchase land for resale. However, when land that we own no longer fits into our development plans, we offer this land for sale, primarily to other homebuilders and commercial developers.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Estimated Total Number of Lots	Inventory Value
Land we own:
Central Ohio	1,422	910	7,697	10,029	$210,077,000
Kentucky	180	403	866	1,449	31,534,000
Land we control:
Central Ohio	—	—	267	267	—
Kentucky	—	—	—	—	—
Held for sale:
Central Ohio	84	81	1,490	1,655	21,461,000
Kentucky	54	—	—	54	3,362,000

Total Land Inventory at June 30, 2007	1,740	1,394	10,320	13,454	$266,434,000

Total Land Inventory at December 31, 2006	2,084	1,364	11,417	14,865	$301,637,000

Lots on which inventory homes are being constructed are included in homes under construction in our Consolidated Balance Sheets and are not included in the table above. As of June 30, 2007, we had 245 inventory homes (199 in Ohio and 46 in Kentucky), in various stages of construction, representing an aggregate investment of $18.5 million. As of December 31, 2006, we had 256 inventory homes, (197 in Ohio and 59 in Kentucky), representing an aggregate investment of $30.6 million.

As of June 30, 2007, we owned lots or land that we estimate could be developed into approximately 13,187 lots (11,684 in Ohio and 1,503 in Kentucky). As of that date, we also controlled, through option agreements or contingent contracts, land that we estimate could be developed into approximately 267 additional lots, all of which are in Ohio. These option agreements, that we determined were more likely than not to have the contingencies satisfied, expire at various dates through 2011. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

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

Based on the 993 homes delivered during the 12 month period ending June 30, 2007, our inventory of 13,454 lots as of June 30, 2007 represented an approximately 13.5 year supply compared to our target range of a four to six year supply. In contrast, during the preceding five years, from 2002 through 2006, we sold 11,213 homes. Based on average annual sales during that five year period of 2,243 homes, our inventory of 13,454 lots as of June 30, 2007 would have represented a 6.0 year supply.

As noted previously, our gross margin as a percent of net revenues decreased to negative 38.8% for the second quarter of 2007 compared to 9.9% for the second quarter of 2006. The decline in gross margin is primarily the result of larger sales discounts, real estate inventory impairment charges and gains and losses from the sale of land. We provided sales incentives and special pricing promotions throughout 2006 and into 2007 in order to maintain market share and generate cash flow from the continued reduction of inventories. We believe that these discounts reflect extremely competitive pricing in our markets and anticipate that gross margins will slowly begin to recover in future periods as the housing market recovers.

Land held for sale as of June 30, 2007 includes unimproved land and lots under development with an aggregate inventory value of $24.8 million (9.3% of our total land inventory) and represents 1,709 lots (12.7% of our total estimated lots). The carrying value of land held for sale includes reserves of $7.5 million that were recorded to reduce the carrying value of certain of the parcels to fair value. Approximately $12.0 million of the land held for sale as of June 30, 2007 is subject to sales contracts. These contracts generally contain due diligence requirements and other contingencies that allow the purchaser to cancel the contract, subject only to forfeiture of any non-refundable deposits. Most of the contracts are scheduled to be fulfilled in the next 12 months, however, certain sales contracts are scheduled to be fulfilled at various dates through 2009.

We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community. We record impairment charges, determined based on a discounted cash flow analysis, to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or the sale of the land parcel or lot. During the second quarter of 2007 and 2006, we recorded non-cash charges to cost of real estate sold related to real estate inventory impairment charges of $17.2 million and $2.7 million, respectively. Of the various impairment charges recorded to reduce the carrying amounts of certain communities to their fair (recoverable) value, approximately $27.3 million are included on the Consolidated Balance Sheet as of June 30, 2007 as a reduction in the basis of land and land development costs and homes under construction. Of the $27.3 million, approximately $7.5 million is associated with $24.8 million of land currently held for sale, and approximately $19.8 million is associated with undeveloped land and communities in Ohio where the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. A discount rate of 13.5% was applied to calculate the level of impairment charges recorded as of December 31, 2006 and June 30, 2007 for those Ohio communities. Real estate market prices for both developed and undeveloped lots are subject to a number of economic factors including new home demand, current selling prices for both new and existing homes, inventory levels in specific markets and interest rates. Further deterioration in either the demand for new homes in our markets or the gross margins that we are able to achieve from home sales may require additional inventory write downs in future periods.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Revolving Line of Credit(a)	$6,700	$—	$—	$6,700	$—
Term Notes A and B	192,249	12,249	70,000	110,000	—
Seller financed debt	8,488	811	1,622	5,243	812
Operating leases	7,411	1,754	2,170	837	2,650
Capital lease obligations	197	145	52	—	—

Total contractual cash obligations	$215,045	$14,959	$73,844	$122,780	$3,462

(a)	The interest obligation associated with the Revolving Line of Credit will be based upon the outstanding principal and the related variable rate of interest through its maturity date of December 29, 2010 (see Note 8 of the Notes to the Consolidated Financial Statements for more details).

Credit Facility. On December 29, 2006, we entered into the Third Amended and Restated Credit Agreement (the "Credit Facility") for the amendment of our existing credit facilities. The amended Credit Facility terminates on December 29, 2010. Subsequently, on January 26, 2007 and March 2, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The Credit Facility includes: (i) $35 million Revolving Line of Credit; (ii) $110 million Term A Notes; and (iii) $90 million Term B Notes with detachable warrants exercisable for 1,538,235 common shares of the Company at $0.01 per share.

Under the Credit Facility, interest on our Revolving Line of Credit and Term A Notes is variable and calculated, at our option, based on either LIBOR plus 4.25% or the prime rate plus 3.25%. As of June 30, 2007, our Revolving Line of Credit and Term A Notes bear interest at a rate of 9.625%, which was determined using the LIBOR option. The Term A Notes are subject to quarterly amortization, with payments beginning in the third quarter of 2007. The Term B Notes accrue interest at a rate of 15% per year, with interest accrued and added to the outstanding principal balance. Quarterly, we have the option to pay the interest in cash rather than have it added to the principal balance if a revolving loan availability test and other compliance matters are satisfied. We may redeem the Term B Notes subject to prepayment premiums set forth in the Credit Facility, beginning June 29, 2008, or at a make-whole amount provided in the Credit Facility prior thereto. The Term B Notes may not be redeemed prior to full redemption of the Term A Notes.

If an Event of Default (as defined in the Credit Facility) is declared under the Credit Facility, the Security Agreement, or certain other related agreements specified in the Credit Facility, the Senior Administrative Agent, at the request of or with the consent of the required lenders, may, among other actions, (i) impose the default rate specified in the Credit Facility; (ii) terminate the Company’s ability to make new borrowings under the Revolving Line of Credit; (iii) accelerate the repayment of all existing borrowings under the Credit Facility, and (iv) foreclose on the lenders’ liens on substantially all of the Company’s assets.

As a result of the lower than expected sales, reduced profit margins and impairment charges recorded in the first six months of 2007, the Company was not in compliance with the minimum consolidated EBITDA, minimum consolidated gross profit and minimum net worth financial covenants as defined in the Credit Facility as of June 30, 2007. Additionally, the Company believes that it is likely that it will not satisfy those current covenants, as well as the free cash flow and leverage ratio covenants under the Credit Facility in future quarters. Our failure to meet these covenants permits our lenders to exercise their remedies under our credit facility. As of August 14, 2007 our lenders had not elected to exercise their remedies and the Company was in discussions with the lenders regarding the waiver of covenant compliance as of June 30, 2007 and the amendment of the Credit Facility to modify the covenant requirements in future quarters. If we are unable to negotiate waivers or amendments to these covenants from our lenders, they could, among other remedies, impose the default interest rate, terminate our ability to make any new borrowings, accelerate the repayment of all existing borrowings under the credit facility and foreclose on their liens on substantially all of our assets. If our Lenders’ exercise their remedies resulting from the event of default, there is no assurance that we would be able to obtain financing to pay amounts owed under the credit facility and it is likely that we would have to consider seeking protection from our creditors under the federal bankruptcy laws. There can be no assurance that the lenders will agree to any modifications of the existing Credit Facility.

For a more detailed description of the Credit Facility, see Note 4, Revolving Line of Credit and Term Notes in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Seller Financing. From time to time, we purchase land with seller financing. As of June 30, 2007, we held land for development that was partially financed with seller-provided term debt that had an outstanding balance of $8.5 million at interest rates ranging from 5.0% to 8.25%.

Capital and Operating Leases. We believe the best use of our Credit Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are also financed through operating lease obligations. These assets include office facilities, model homes, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were $197,000 as of June 30, 2007. We believe our operating leases are properly classified as off-balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was

$7.4 million as of June 30, 2007. For further information on our leases, see Note 6, Operating Lease Commitments, and Note 8, Related Party Transactions, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Land Purchase Commitments. As of June 30, 2007, we did not have any non-cancelable contractual obligations to purchase residential lots or unimproved land. However, we did have $2.2 million of cancelable contractual obligations to purchase lots or unimproved land pursuant to option agreements or contingent contracts.

Off-balance Sheet Arrangements

The following is a summary of our commercial commitments under off-balance sheet arrangements as of June 30, 2007 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1–3 years	3–5 years	After 5 years
Commercial commitments:
Letters of credit	$6,664	$1,929	$4,724	$11	$—
Performance bonds	35,283	29,990	4,957	336	—
Cancelable land contracts	2,178	1,025	802	351	—

Total commercial commitments	$44,125	$32,944	$10,483	$698	$—

Performance Bonds and Irrevocable Letters of Credit. We are often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of June 30, 2007, we had $35.3 million and $6.7 million of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. We are released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, we do not believe that any currently outstanding performance bond or irrevocable letter of credit will be called.

The availability and cost of surety instruments is subject to the level of construction activity, our financial condition and other industry factors. Although at times we have experienced difficulty in obtaining performance bonds, we believe that we have sufficient capacity from insurers and under our letter of credit facility to satisfy the requirements of our 2007 development plans.

Variable Interest Entities. From time to time, we enter into joint ventures with other homebuilders to own and develop communities. These joint ventures, partnerships and limited liability companies engage in land development activities for the purpose of distributing developed lots to the partners in the joint ventures. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interests. We receive our percentage interest in the lots developed in the form of capital distributions. As of June 30, 2007, we had ownership interests in six active joint ventures with ownership interests ranging from 33% to 50%. These joint ventures generally do not incur debt, except for seller requested financing arrangements upon purchasing the land for the joint ventures. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which, depending on the circumstances, could qualify as variable interest entities under FIN 46R. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have evaluated all of our land options and contingent purchase contracts and have concluded that, as of June 30, 2007, we did not have any outstanding contracts requiring consolidation as a result of the application of FIN 46R.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. As of June 30, 2007, we had $2.2 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. We had not made any good faith deposits or incurred any related due diligence costs on these cancelable contractual obligations as of June 30, 2007. However, $663,000 of performance bonds and irrevocable letters of credit were outstanding as collateral for these contingent land purchase commitments as of June 30, 2007. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from borrowings.

As of June 30, 2007, the Company had no remaining cancelable contractual obligations subject to determination of whether it was reasonably likely to complete the purchase.

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

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates on borrowings under our Credit Facility, subject to limitations on availability. Under the Credit Facility, interest on our Revolving Line of Credit and Term A Notes is variable and calculated, at our option, based on either LIBOR plus 4.25% or the prime rate plus 3.25%. As of June 30, 2007, our Revolving Line of Credit and Term A Notes bear interest at a rate of 9.625%, which was determined using the LIBOR option. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates for our Credit Facility borrowings outstanding as of June 30, 2007:

	2007	2008	2009	2010	Total
	(dollars in thousands)
Liabilities
Variable rate	$2,249	$20,000	$40,000	$46,700	$108,949
Average interest rate*	9.625%	9.625%	9.625%	9.625%	9.625%

Fixed rate	$—	$—	$—	$90,000	$90,000
Average interest rate*				15.00%	15.00%

*	Does not include impact of amortization of debt discount and debt issuance costs or the impact of the recognition of deferred gains from the termination of interest rate swap contracts.

Item 4.	Controls and Procedures

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against the Company, DHFS, named and unnamed appraisers who have worked with the Company, and unnamed charitable organizations that have provided the Company’s customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of the Company’s homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the OCSPA, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. On December 1, 2006, Defendant Valuation Resources, Inc., the valuation company that provided appraisals of the plaintiffs’ homes for the Company, filed a motion for summary judgment with respect to plaintiffs’ claims for fraud, misrepresentation, conspiracy, and OCSPA. On February 7, 2007, the Court granted this motion in its entirety. The plaintiffs appealed this decision on April 10, 2007 and the appeal is pending. In addition, on December 28, 2006, the Court granted the Company’s and DHFS’s motions for summary judgment regarding plaintiff’s individual claims and class allegations relating to the OCSPA. On March 28, 2007, the plaintiffs filed a notice of voluntary dismissal with respect to all remaining claims against the defendants with the right to refile. Plaintiffs have appealed the summary judgment rulings to Franklin County Court of Appeals.

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

Except for the Rece matter, where the summary judgment rulings are under appeal, all of the above lawsuits are in the discovery phase. No determination has been made that any of these cases can be maintained as a class action. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints. Due to the uncertainty as to the outcome of the foregoing matters, management cannot make an estimate of exposure, if any, at this time.

The Company is involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors

We are not in compliance with certain financial covenants in our Credit Facility at June 30, 2007. If we are not able to obtain waivers of or amendments to the covenants, our lenders could elect to exercise their remedies under the Credit Facility. As a result of the lower than expected sales, reduced profit margins and impairment charges recorded in the first six months of 2007, the Company was not in compliance with the minimum consolidated EBITDA, minimum consolidated gross profit and minimum net worth financial covenants as defined in the Credit Facility as of June 30, 2007. Additionally, the Company believes that it is likely that it will not satisfy those current covenants, as well as the free cash flow and leverage ratio covenants under the Credit Facility in future quarters. Our failure to meet these covenants permits our lenders to exercise their remedies under our credit facility. As of August 14, 2007 our lenders had not elected to exercise their remedies and the Company was in discussions with the lenders regarding the waiver of covenant compliance as of June 30, 2007 and the amendment of the Credit Facility to modify the covenant requirements in future quarters. If we are unable to negotiate waivers or amendments to these covenants from our lenders, they could, among other remedies, impose the default interest rate, terminate our ability to make any new borrowings, accelerate the repayment of all existing borrowings under the credit facility and foreclose on their liens on substantially all of our assets. If our Lenders’ exercise their remedies resulting from the event of default, there is no assurance that we would be able to obtain financing to pay amounts owed under the credit facility and it is likely that we would have to consider seeking protection from our creditors under the federal bankruptcy laws. There can be no assurance that the lenders will agree to any modifications of the existing Credit Facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	On May 2, 2007, the Company held its Annual Meeting of Shareholders.

(b)	See paragraph (c) below.

(c)	At the Annual Meeting, the Company’s shareholders elected four Class I directors to the Board of Directors by the following vote:

Director Nominees	Class	Shares Voted For	Shares Withheld
David P. Blom	I	7,975,950	33,026
Douglas G. Borror	I	7,132,114	876,862
Robert R. McMaster	I	7,978,250	30,726
Zuheir Sofia	I	7,977,650	31,326

The term of office of the Company’s existing Class II directors, David S. Borror, R. Andrew Johnson, Betty D. Montgomery and Carl A. Nelson, Jr., continued after the Annual meeting.

(d)	Not applicable

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits.

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
William G. Cornely,
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company's Form 8-A/A filed April 30, 2003 (File No. 0-23270).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.