Form 10-Q
period 2007-09-30
DOMINION HOMES INC
filed 2007-11-09
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

(Not applicable)

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

Number of common shares outstanding as of November 9, 2007: 8,517,182

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$663	$3,032
Restricted cash	6,679	6,762
Accounts receivable:
Due from financial institutions for residential closings	429	639
Other	979	1,690
Real estate inventories:
Land and land development costs	237,663	281,316
Homes under construction	60,365	67,585
Land held for sale	25,379	20,321
Other	1,612	1,864

Total real estate inventories	325,019	371,086

Prepaid expenses and other	6,456	16,484
Property and equipment, at cost	12,785	13,371
Less accumulated depreciation	(9,758)	(8,848)

Total property and equipment	3,027	4,523

Total assets	$343,252	$404,216

Liabilities and Shareholders’ Equity
Accounts payable	$8,953	$7,945
Deposits on homes and land under contract	874	1,017
Accrued liabilities	17,127	16,465
Revolving line of credit	13,391	16,800
Term notes	183,431	184,779
Seller financed debt and capital lease liability	7,798	8,746

Total liabilities	231,574	235,752

Commitments and contingencies
Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,834,031 shares issued and 8,501,485 shares outstanding on September 30, 2007 and 8,756,959 shares issued and 8,424,413 shares outstanding on December 31, 2006	70,475	69,970
Deferred compensation	(7)	(11)
Retained earnings	43,365	99,783
Accumulated other comprehensive income	731	1,608
Treasury stock, at cost (332,546 shares at September 30, 2007 and at December 31, 2006)	(2,886)	(2,886)

Total shareholders’ equity	111,678	168,464

Total liabilities and shareholders’ equity	$343,252	$404,216

The accompanying notes are an integral part of the consolidated financial statements

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$38,120	$64,925	$110,730	$202,545
Cost of real estate sold	38,735	60,498	123,710	181,519

Gross profit	(615)	4,427	(12,980)	21,026
Selling, general and administrative	8,883	10,670	26,555	38,910

Loss from operations	(9,498)	(6,243)	(39,535)	(17,884)
Interest expense	6,141	2,709	17,021	7,585

Loss before income taxes	(15,639)	(8,952)	(56,556)	(25,469)
Provision (benefit) for income taxes	(383)	(3,011)	(138)	(8,493)

Net loss	$(15,256)	$(5,941)	$(56,418)	$(16,976)

Loss per share
Basic	$(1.86)	$(0.73)	$(6.90)	$(2.09)

Diluted	$(1.86)	$(0.73)	$(6.90)	$(2.09)

Weighted average shares outstanding
Basic	8,194,238	8,133,406	8,175,459	8,114,237

Diluted	8,194,238	8,133,406	8,175,459	8,114,237

The accompanying notes are an integral part of the consolidated financial statements

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Deferred Compensation					Accumulated Other
	Number of Shares	Common Shares	Liability	Trust Shares	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2006	8,424,413	$69,970	$744	$(755)	$99,783	$1,608	$(2,886)	$168,464
Net loss	—	—	—	—	(56,418)	—	—	(56,418)
Recognition of unrealized hedging gain, net of deferred taxes	—	—	—	—	—	(877)	—	(877)

Comprehensive income (loss)								(57,295)
Shares awarded	22,229	106	—	—	—	—	—	106
Share based compensation expense	64,939	444	—	—	—	—	—	444
Shares surrendered by employees to pay taxes		(45)		—	—	—	—	(45)
Deferred compensation	(10,096)	—	(91)	95	—	—	—	4

Balance, September 30, 2007	8,501,485	$70,475	$653	$(660)	$43,365	$731	$(2,886)	$111,678

The accompanying notes are an integral part of the consolidated financial statements

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(56,418)	$(16,976)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,514	2,568
Amortization of unearned compensation	444	(79)
Amortization of unrealized hedging gain	(877)	—
Loss on impaired real estate inventories	21,375	5,328
Gain on sale of land	(183)	(602)
Loss on fixed assets	166	183
Issuance of common shares for compensation	106	56
Deferred income taxes	—	(1,669)
Changes in assets and liabilities:
Accounts receivable	921	3,285
Real estate inventories	25,213	17,497
Prepaid expenses and other	9,749	(8,131)
Accounts payable	1,008	(914)
Deposits on homes under contract	(143)	(108)
Accrued liabilities	4,193	(3,445)

Net cash provided by (used in) operating activities	11,068	(3,007)

Cash flows from investing activities:
Purchase of property and equipment	(265)	(1,183)
Proceeds from sale of property	—	549
Proceeds from sale of investment in Centennial Home Mortgage, LLC	—	1,838
Investment in Centennial Home Mortgage, LLC	—	(75)
Change in restricted cash	83	—

Net cash provided by (used in) investing activities	(182)	1,129

Cash flows from financing activities:
Payments on revolving line of credit	(11,100)	(88,340)
Proceeds from revolving line of credit	7,691	88,822
Payments on term notes	(8,404)	—
Payments of debt issuance costs	(411)	(1,169)
Payments on seller financed debt	(811)	(812)
Payments on capital lease obligations	(220)	—
Proceeds from exercise of stock options	—	24

Net cash provided by (used in) financing activities	(13,255)	(1,475)

Net change in cash and cash equivalents	(2,369)	(3,353)
Cash and cash equivalents, beginning of period	3,032	3,554

Cash and cash equivalents, end of period	$663	$201

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$11,963	$10,417

Income taxes paid	$102	$336

Capital lease obligations	$83	$—

Supplemental disclosures of non-cash activity:
Term note interest paid in kind	$3,863	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The consolidated financial statements for the quarterly and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Liquidity

The Company has incurred net losses during each quarter in 2006 and 2007. The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2004, new home sales in our markets began to slow and that trend continued through the third quarter of 2007. Factors contributing to this slowdown were (i) a decline in the overall demand for new homes, (ii) increased price competition and slowing sales in the resale home market, (iii) an increased supply of existing home inventory, (iv) tighter underwriting standards and other disruptions in the mortgage markets, (v) lower consumer confidence and (vi) slower economic activity in our markets. In response to these concerns, the Company has: (i) delayed land development and construction activities except where required for near term sales, (ii) significantly reduced selling, general and administrative expenses in order to align our cost structure with the current level of sales activity, (iii) slowed all land acquisition, and (iv) offered for sale various developed lots and land parcels that the Company believes are not needed based on current absorption rates.

The Company is party to the Third Amended and Restated Credit Agreement (the “Credit Facility”) dated December 29, 2006 that terminates on December 29, 2010. On January 26, 2007, March 2, 2007, September 11, 2007, September 27, 2007 and October 29, 2007, the Company and its lenders agreed to amend certain provisions of the Credit Facility. The Credit Facility contains financial covenants that commenced March 31, 2007 and extend through the term of the agreement.

As a result of the lower than expected sales, reduced profit margins and impairment charges recorded in the first nine months of 2007, the Company was not in compliance with the minimum consolidated EBITDA, minimum consolidated gross profit and minimum net worth financial covenants as defined in the Credit Facility as of June 30, 2007 and September 30, 2007 and the minimum free cash flow covenant as defined in the Credit Facility as of September 30, 2007. Additionally, the Company believes that it is likely that it will not satisfy those current covenants, as well as the leverage ratio covenant under the Credit Facility in future quarters. The failure to meet these covenants permits lenders to exercise their remedies under the Credit Facility. Since June 30, 2007, the lenders have imposed the default interest rate. As of November 9, 2007, the lenders had not elected to exercise their other remedies and the Company was in discussions with the lenders regarding the waiver of covenant compliance as of June 30, 2007 and September 30, 2007 and the amendment of the Credit Facility to modify the covenant requirements in future quarters. If the Company is unable to negotiate waivers or amendments to these covenants from the lenders, they could, among other remedies, continue to impose the default interest rate, terminate the Company’s ability to make any new borrowings, accelerate the repayment of all existing borrowings under the Credit Facility and foreclose on their liens on substantially all of the Company’s assets. If the Lenders’ exercise their other remedies resulting from the event of default, there is no assurance that the Company would be able to obtain financing to pay amounts owed under the Credit Facility and it is likely that the Company would have to consider seeking protection from its creditors under the federal bankruptcy laws. There can be no assurance that the lenders will agree to any modifications of the existing Credit Facility.

3.	Real Estate Inventories

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

The Company recognized impairment charges, included in cost of real estate sold, of $2,722,000 and $21,375,000 for the three and nine months ended September 30, 2007. The impairment charges for these periods consist of write-downs of inventory carrying value to fair values and adjustments to the carrying value of certain parcels of land held for sale to fair value. The Company recognized impairment charges, included in cost of real estate sold, of $2,633,000 and $5,328,000 for the three and nine months ended September 30, 2006. The impairment charges for these periods consist of adjustments to the carrying value of certain parcels of land held for sale to fair value and the write-off of pre-acquisition costs and deposits incurred for land the Company decided not to purchase.

The Company completed $13,075,000 of land sales and recorded a gain of $183,000 during the nine months ended September 30, 2007, including $1,185,000 of land sales for which no gain or loss was recorded during the three months ended September 30, 2007. The Company completed $5,915,000 of land sales and recorded a gain of $602,000 during the nine months ended September 30, 2006, including $2,915,000 of land sales and a gain of $146,000 during the three months ended September 30, 2006.

4.	Land Purchase Commitments

Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which the Company’s obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. As of September 30, 2007, the Company had $2,178,000 of cancelable contractual obligations for which the Company determined that it was reasonably likely that it will complete the land or lot purchase. The Company had not made any good faith deposits, or incurred any related pre-acquisition or due diligence costs related to these cancelable contractual obligations as of September 30, 2007.

As of September 30, 2007, the Company had no remaining cancelable contractual obligations subject to determination of whether it was reasonably likely to complete the purchase.

5.	Capitalized Interest

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

A summary of interest expense and a reconciliation of changes in capitalized interest for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest incurred	$8,368,000	$4,306,000	$22,996,000	$12,101,000
Interest capitalized	(2,227,000)	(1,597,000)	(5,975,000)	(4,516,000)

Interest expensed directly	$6,141,000	$2,709,000	$17,021,000	$7,585,000

	2007	2006	2007	2006
Capitalized interest, beginning of period	$9,269,000	$6,268,000	$7,739,000	$5,007,000
Interest capitalized	2,227,000	1,597,000	5,975,000	4,516,000
Capitalized interest charged to cost of real estate sold	(1,301,000)	(1,061,000)	(3,519,000)	(2,719,000)

Capitalized interest, end of period	$10,195,000	$6,804,000	$10,195,000	$6,804,000

6.	Prepaid Expenses and Other

Prepaid expenses and other consisted of the following as of the dates indicated:

	September 30, 2007	December 31, 2006
Debt issuance costs	$1,228,000	$1,507,000
Income taxes receivable	362,000	11,081,000
Cash value of Company owned life insurance	3,368,000	3,027,000
Prepaid insurance	422,000	246,000
Other	1,076,000	623,000

Total prepaid expenses and other	$6,456,000	$16,484,000

7.	Income Taxes

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

Provision for income taxes for the three and nine months ended September 30, 2007, which consists primarily of the reversal of tax reserves as a result of the lapse of applicable statutes of limitations, reflects the fact that the Company continues to record a full valuation allowance against its deferred tax assets. The Company has recorded a valuation allowance because of the uncertainty that exists regarding the future realization of these deferred tax assets through future taxable income. If in the future the Company determines that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be reversed. Provision for income taxes for the three and nine months ended September 30, 2006 reflects an estimated annual effective tax rate of 33.3%. The actual effective income tax rate for the third quarter of 2006 was 33.6%.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of January 1, 2007. The Company had accrued $147,000 of unrecognized tax benefits as of December 31, 2006. The Company had accrued $31,000 of interest or penalties related to unrecognized tax benefits as of December 31, 2006. During the third quarter of 2007, the Company reversed $232,000 of unrecognized tax benefits and related interest and penalties on unrecognized tax benefits as a result of the lapse of applicable statutes of limitations on its 2003 tax returns. The Company has no accrued unrecognized tax benefits as of September 30, 2007.

8.	Warranty Costs

The Company provides a two-year warranty covering the roof, windows, doors and all mechanical elements of its homes, including the heating, plumbing and electrical systems. The Company also offers a 30-year warranty covering all major structural components in its Celebration and Celebration Classic Series, Independence Collection, Founders Collection, Patriot Series and Tradition Series homes and a 10-year structural warranty in its Metropolitan Series homes. The Company initially provides an estimated amount of warranty cost for each home at the date of closing based on historical warranty experience. The Company periodically evaluates the adequacy of the reserve based on its experience. Factors that affect the Company’s warranty liability include the number of homes closed, historical warranty claims and cost per claim.

A reconciliation of the changes in the warranty liability for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at the beginning of the period	$1,495,000	$1,942,000	$1,827,000	$2,010,000
Warranty expense	200,000	313,000	340,000	1,012,000
Settlements made (in cash or in kind) during the period	(323,000)	(337,000)	(795,000)	(1,104,000)

Balance at the end of the period	$1,372,000	$1,918,000	$1,372,000	$1,918,000

9.	Credit Facility

The Company is party to the Credit Facility dated December 29, 2006 that terminates on December 29, 2010. On January 26, 2007, March 2, 2007, September 11, 2007, September 27, 2007 and October 29, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. As discussed in Note 2, Liquidity, the Company is not in compliance with certain financial covenants and is in discussions with its lenders with respect to an additional amendment. The Credit Facility includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”) with detachable warrants exercisable for 1,538,235 common shares of the Company (the “Warrants”) at $0.01 per share.

Borrowings outstanding under the Credit Facility consisted of the following as of the dates indicated:

	September 30, 2007	December 31, 2006
Revolving Line of Credit	$13,391,000	$16,800,000

Term A Notes	101,596,000	110,000,000
Debt discount on Term A Notes	(3,343,000)	(4,615,000)
Term B Notes	93,863,000	90,000,000
Debt discount on Term B Notes	(3,092,000)	(3,776,000)
Warrant discount on Term B Notes	(5,593,000)	(6,830,000)

Term Notes	183,431,000	184,779,000

Total Credit Facility borrowings	$196,822,000	$201,579,000

As of September 30, 2007, the Company had $1,241,000 available to borrow under the Credit Facility, after adjustment for borrowing base limitations. Since June 30, 2007, at which date the Company was no longer in compliance with certain financial covenants, the Company has been subject to additional default interest at a rate of 2% per annum.

For a more detailed description of the Credit Facility, see Note 4, Revolving Line of Credit and Term Notes in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.	Share-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of its new stock option award grants. The Black-Scholes model requires the Company to make a number of assumptions regarding the option awards. The assumptions utilized to value stock option awards granted in the second quarter of 2007 and 2006 are noted in the following table. Expected volatilities are based on historical volatility of the Company’s shares. The Company uses historical data to estimate stock option exercise dates and the period of time that stock options are expected to be outstanding. The risk-free rates for periods within the contractual life of the stock option are based on the U.S. treasury yield curve at the time of stock option grant.

	2007	2006
Expected volatility	54%	59%
Expected dividends	0%	0%
Expected Term (in years)	8	8
Risk-free rate	4.55%	5.02%

A summary of the Company’s stock options outstanding as of September 30, and changes during the three and nine months then ended, is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	65,500	$16.20	110,500	$20.63	65,500	$19.76	136,333	$21.85
Granted	—	$—	—	$—	15,000	$5.26	12,500	$10.57
Cancelled or forfeited	—	$—	—	$—	(15,000)	$20.79	(33,333)	$24.25
Exercised	—	$—	—	$—	—	$—	(5,000)	$4.75

Outstanding at end of period	65,500	$16.20	110,500	$20.63	65,500	$16.20	110,500	$20.63

Exercisable options	63,700	$16.10	108,100	$20.64	63,700	$16.10	108,100	$20.64
Unvested options	1,800	$20.00	2,400	$20.00	1,800	$20.00	2,400	$20.00

Outstanding at end of period	65,500	$16.20	110,500	$20.63	65,500	$16.20	110,500	$20.63

As of September 30, 2007, there was $16,000 of unrecognized compensation cost related to 1,800 unvested stock options outstanding, based on the grant date fair value of the options. Valuations of the stock options granted and exercised during the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average fair value of options granted	$—	$—	$5.26	$10.57
Intrinsic value of stock options exercised *	—	—	—	$26,000

*	The intrinsic value of stock options represents the amount by which the share price exceeds the exercise price of the option on the date of exercise.

A summary of the weighted average remaining contractual term and intrinsic value of options outstanding and exercisable as of September 30, 2007 is presented below:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value*
Options outstanding at period end	7.67	$—
Options exercisable at period end	7.68	$—

*	The share price as of September 30, 2007 exceeds the exercise price for all stock options outstanding. Therefore, the stock options have no intrinsic value.

A summary of the Company’s non-vested restricted share awards outstanding as of September 30, and changes during the three and nine months then ended is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Non-vested Restricted Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	331,684	$9.62	365,000	$14.72	285,000	$11.58	152,000	$21.69
Granted	—	$—	—	$—	112,500	$4.73	280,000	$10.47
Cancelled or forfeited	(9,562)	$8.72	(20,000)	$10.42	(47,561)	$9.16	(57,000)	$13.32
Vested	(20,000)	$19.21	—	$—	(47,817)	$14.14	(30,000)	$10.27

Outstanding at end of period	302,122	$9.01	345,000	$14.96	302,122	$9.01	345,000	$14.96

As of September 30, 2007, there was $1,020,000 of total unrecognized compensation cost related to non-vested restricted share awards outstanding, based on the grant date fair value of the awards. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of the 47,817 restricted shares that vested during 2007 was $222,000, calculated as the market value at the vest date times the number of shares that vested.

A summary of the Company’s total share-based compensation expense, which is based on the grant date fair value of the related award, for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Vesting of stock option awards	$2,000	$8,000	$56,000	$133,000
Reversal of previously recognized share-based compensation expense related to stock options	—	(38,000)	—	(38,000)
Vesting of restricted share awards	123,000	126,000	412,000	643,000
Forfeiture of restricted share awards	(6,000)	(29,000)	(24,000)	(102,000)
Reversal of previously recognized share-based compensation expense related to restricted share awards	—	(99,000)	—	(715,000)

Share based compensation expense (benefit)	119,000	(32,000)	444,000	(79,000)
Income tax expense related to share-based compensation awards	—	7,000	—	81,000

Total share-based compensation expense, net of tax	$119,000	$(25,000)	$444,000	$2,000

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

11.	Earnings (Loss) per Share

Basic earnings (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share has been computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if common share equivalents were exercised or converted into common shares. Common share equivalents include stock options when the average market share price for the period exceeds the exercise price of the stock option, restricted shares when the performance contingencies, if any, are achieved and warrants when the average market share price for the period exceeds the exercise price of the warrant.

A reconciliation of the weighted average common shares used in basic and diluted earnings (loss) per share computations for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares—basic	8,194,238	8,133,406	8,175,459	8,114,237
Common share equivalents	—	—	—	—

Weighted average shares—diluted	8,194,238	8,133,406	8,175,459	8,114,237

The Company reported net losses for the three months and nine months ended September 30, 2007 and 2006. In accordance with SFAS No. 128, Earnings per Share, potentially dilutive common share equivalents, including stock options, restricted shares and warrants to purchase common shares, were excluded from the per share computations due to their antidilutive effect on such losses.

12.	Commitment and Contingencies

The Company is often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of September 30, 2007, the Company had $33,394,000 and $6,664,000 of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. The Company is released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, the Company does not believe that any currently outstanding performance bonds or irrevocable letters of credit will be called.

The Company has deposited $235,000 of cash with a municipality in lieu of a performance bond. This deposit is recorded in accounts receivable other in our Consolidated Balance Sheet as of September 30, 2007. The Company will receive a refund of the deposit when the contractual performance requirements with the municipality are completed. The Company fully expects the requirements will be met and the deposit will be refunded.

On February 21, 2006, a purported class action lawsuit captioned Stuart, et. al. v. Dominion Homes Financial Services, Inc., et. al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against Dominion Homes Financial Services, Ltd. (“DHFS”), a subsidiary of the Company, and National City Mortgage Co. The complaint includes statutory claims, claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where the Company was unable to obtain final HUD approval for FHA-insured mortgages. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who were allegedly promised FHA mortgages through and from the defendants. The complaint seeks damages, including actual damages, statutory damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability. Plaintiffs also seek statutory damages for the defendants’ alleged failure to notify plaintiffs of the status of their mortgages.

On September 26, 2007, the court granted plaintiff’s motion to certify a class which the court defined as all persons who on or after September 14, 2002 applied to defendant DHFS for an FHA mortgage to purchase a home in VPP; received notice from defendant National City Mortgage approving the application for an FHA loan; subsequently closed and signed documents with defendant DHFS which referenced an FHA loan and/or an FHA identifying case number, only later to discover their mortgage was not FHA eligible. The Company believes that the maximum number of qualifying plaintiffs under said class definition would not exceed 41. On October 11, 2007, defendant National City Mortgage filed a motion appealing the class certification decision.

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

No determination has been made that the Rece or Rudawsky matters may proceed as class actions, and while the Stuart case has been certified as a class action, that decision is under appeal. The Company believes each of these lawsuits is without merit and intends to vigorously defend against all of the claims and allegations in the complaints. Due to the uncertainty as to the outcome of the foregoing matters, management cannot make an estimate of exposure, if any, at this time.

The Company is involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings are expected to have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a leading builder of high-quality homes and condominiums in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville and Lexington, Kentucky. Our customer-driven focus targets primarily entry-level and move-up home buyers. We offer a variety of homes and condominiums that are differentiated by price, size, included features and available options. Our homes range in price from under $100,000 to approximately $400,000 and in size from approximately 1,000 to 3,500 square feet. During 2007, Dominion introduced two new series of homes, the Founders Collection and the Patriot Series, which have fewer standard features and a broader array of options, allowing for a lower entry price. These two new series offer flexibility of design as well as affordability for first time homebuyers.

Reduced revenues, combined with a higher cost of real estate sold as a percentage of revenues, resulted in a net loss of $15.3 million, or $1.86 per share, for the three months ended September 30, 2007 compared to a net loss of $5.9 million, or $0.73 per share, for the three months ended September 30, 2006. The primary factors that increased the net loss on a year over year basis were reductions in revenues and gross margin. These were offset in part by lower selling, general and administrative expense. Impairment charges of $2.7 million were recorded in the third quarter of 2007 compared to $2.6 million in the third quarter of 2006. These factors resulted in a $3.3 million increase in our loss from operations during the third quarter of 2007 compared to the third quarter of 2006. An additional $3.4 million of interest expense and a $3.0 million tax benefit recorded in 2006 with no corresponding benefit in 2007 were also factors in the increase in our net loss on a comparable quarter basis.

The decline in profitability reflects lower unit sales and reductions in our gross profit margins to negative 1.6% in the third quarter of 2007 compared to 6.8% in the third quarter of 2006. The substantial decline in gross margin reflects continuing pricing pressure in our markets, significant reductions in volume and charges to cost of real estate sold related to real estate inventory impairments. The non-cash real estate inventory impairment charges reduced gross margin by 7.1% in the third quarter of 2007 and 4.1% in the third quarter of 2006. Gross margins excluding these items would have been 5.5% in the third quarter of 2007 and 10.9% in the third quarter of 2006.

From 2001 through the early part of 2004, new home sales in our markets were particularly strong and resulted in record sales levels for us. Then, in mid-2004, new home sales in our markets began to slow and that trend has continued through the third quarter of 2007. We believe the reasons for this slowdown include a decline in the overall demand for new homes, an increased supply of existing home inventory, slowing sales and increased price competition in the resale home market, tighter underwriting standards and other disruptions in the mortgage markets, lower consumer confidence and slower economic growth.

During the third quarter of 2007, we delivered 197 homes with revenues of $38.1 million, compared to 338 homes with revenues of $64.9 million during the third quarter of 2006. We sold 153 homes (with a sales value of $29.6 million) during the third quarter of 2007 compared to 209 homes (with a sales value of $39.4 million) during the third quarter of 2006. Our backlog, which consists of homes sold but not yet delivered, declined approximately 34% to 275 sales contracts, with an aggregate sales value of $57.8 million as of September 30, 2007, from 419 sales contracts, with an aggregate sales value of $84.6 million as of September 30, 2006. The average sales value per home in backlog as of September 30, 2007 increased approximately 4.1% from the prior year.

We continue to aggressively manage and control overhead expenses. For the three months ended September 30, 2007, selling, general and administrative expenses declined 16.7% to $8.9 million from $10.7 million in the three months ended September 30, 2006. Reductions in headcount, stricter cost controls and lower sales and incentive compensation expenses as a result of decreased home deliveries were the primary factors that reduced the expense rate.

As a result of the continued weak sales volume in the third quarter of 2007 and the generally negative outlook for the homebuilding sector for the next 12 to 18 months, we continue to implement cost reduction initiatives that we believe will further reduce expense levels. These initiatives include fixed cost reductions, additional headcount reductions and additional cuts in discretionary expense items.

We recently executed lease modifications that will reduce our space commitments in both of our Kentucky markets. In Columbus, we completed the consolidation of all of our operations from two buildings into a single building. These actions will reduce annual operating lease commitments for facilities by over 40%. The estimated costs related to these decisions, consisting primarily of lease termination fees and the write-off of capitalized leasehold improvements, are estimated to range from $0.8 million to $1.0 million and will be recognized during the fourth quarter of 2007.

We also expect to close our Columbus lumber and construction products distribution center prior to December 31, 2007, and we are currently evaluating various alternatives, including a full or partial sale of our main distribution center. We do not anticipate that there will be a material loss resulting from the sale or liquidation of the distribution center assets.

Our land position, which had grown to support the sales levels that were achieved during the peak years of 2003 and 2004, continues to be greater than is required to support the current level of sales. In response, we have stopped the acquisition of land and delayed the commencement of construction activities for some land that was not already in the development process. During the third quarter of 2007, we completed $1.2 million of land sales for which no gain or loss was recorded. During the third quarter of 2006, we completed $2.9 million of land sales and recorded a gain of $146,000. For the full year 2006, we sold $13.7 million of land and recognized gains of $795,000. Cost of real estate sold in the third quarter of 2007 includes land or real estate impairment charges of $2.7 million. Cost of real estate sold in the third quarter of 2006 includes real estate impairment charges and the write-off of pre-acquisition costs incurred for land the Company decided not to purchase of $2.6 million. We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community.

We reduced our land inventory, including estimated lots to be developed on unimproved land, by 17.5% to 13,255 lots as of September 30, 2007 from 16,060 lots as of September 30, 2006. The 13,255 equivalent lots at September 30, 2007 represent a 40.8% decline from our peak inventory position of 22,395 equivalent lots at September 30, 2004. Based on the 852 deliveries during the 12 month period ended September 30, 2007, our land inventory represented a 15.6 year supply versus our target of maintaining a four to six year supply. As a result, we expect to continue to reduce our total investment in land inventories by selling raw land and developed lots that are not required in the near term, delaying significant land acquisitions and continuing to limit land development activities to those subdivisions where we do not have an adequate supply of developed lots. As of September 30, 2007, land held for sale was $25.4 million representing approximately 1,905 lots.

On December 29, 2006, the Company, all of its participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. The amended Credit Facility terminates on December 29, 2010. The Credit Facility includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”). As discussed in Note 2, Liquidity the Company is not in compliance with certain financial covenants of its Credit Facility and is in discussions with its lenders with respect to an additional amendment to its Credit Facility.

Safe Harbor Statement under Private Securities Litigation Act of 1995

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause actual results for 2007 and beyond to differ materially from those expressed in the forward-looking statements. Certain of these important factors are described in our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and in Item 1A of this Quarterly Report on Form 10-Q, and include the following risks and uncertainties:

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

•

changes in federal lending programs, including the proposed elimination of down payment assistance programs, could adversely affect the ability of prospective purchasers, particularly entry level home buyers to obtain mortgage financing;

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

The following table sets forth certain data for the current and each of our last eight quarters:

Three Months Ended	Revenues from Closings	Closings	Sales Contracts[1]	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Sept. 30, 2005	$106,330	549	433	771
Dec. 31, 2005	$111,520	571	230	430
Mar. 31, 2006	$61,785	315	475	590
June 30, 2006	$75,835	398	356	548
Sept. 30, 2006	$64,925	338	209	419
Dec. 31, 2006	$54,215	284	131	266
Mar. 31, 2007	$33,798	165	218	319
June 30, 2007	$38,812	206	206	319
Sept. 30, 2007	$38,120	197	153	275

[1]	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of real estate sold	101.6	93.2	111.7	89.6

Gross profit	(1.6)	6.8	(11.7)	10.4
Selling, general and administrative	23.3	16.4	24.0	19.2

Loss from operations	(24.9)	(9.6)	(35.7)	(8.8)
Interest expense	16.1	4.2	15.4	3.7

Loss before income taxes	(41.0)	(13.8)	(51.1)	(12.5)
Provision (benefit) for income taxes	(1.0)	(4.6)	(0.1)	(4.2)

Net loss	(40.0)%	(9.2)%	(51.0)%	(8.3)%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	153	209	577	1,040
Closings	197	338	568	1,051
Backlog at period end	275	419	275	419
Average sales price of homes closed during the period (in thousands)	$193	$191	$195	$191
Average sales price of homes in backlog at period end (in thousands)	$210	$202	$210	$202
Aggregate sales value of homes in backlog at period end (in thousands)	$57,837	$84,630	$57,837	$84,630

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

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing or cannot sell an existing home. Our cancellation rate was 40.0% for the three months ended September 30, 2007 compared to 44.7% for the three months ended September 30, 2006. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in that quarter.

Third Quarter 2007 Compared to Third Quarter 2006

Revenues. Our revenues for the third quarter of 2007 were $38.1 million from the delivery of 197 homes compared to $64.9 million from the delivery of 338 homes during the third quarter of 2006. Despite the delivery of 141 fewer homes, our average delivery price of homes for the third quarter of 2007 increased to $193,200 compared to the $191,100 average delivery price for homes delivered in the third quarter of 2006.

Gross Profit. Our gross profit as a percentage of net revenues for the third quarter of 2007 declined to negative 1.6% compared to 6.8% for the third quarter of 2006. One factor contributing to the decline in gross profit margin was larger sales discounts, which increased to 10.0% of gross revenues for the third quarter of 2007 compared to 7.4% of gross revenues for the third quarter of 2006, thus reducing our net revenue and lowering the gross profit recognized per home closing. The major components of gross profit margin for the third quarter of 2007 and 2006 were:

	2007 Percent of House Price Before Sales Discounts	2006 Percent of House Price Before Sales Discounts
Sales discounts	10.0%	7.4%
Land	18.0%	17.8%
Construction costs	58.4%	58.6%
Real estate inventory impairment charges	6.4%	3.8%
Other costs	8.6%	6.0%

	2007 Percent of Net House Price	2006 Percent of Net House Price
Land	20.1%	19.3%
Construction costs	64.9%	63.3%
Real estate inventory impairment charges	7.1%	4.1%
Other costs	9.5%	6.5%

The 2007 real estate inventory impairment charges item in the above table includes a $2.7 million non-cash charge to cost of real estate sold related to real estate inventory impairment charges. Included in 2006 real estate inventory charges is a similar charge of $2.6 million related to real estate inventory impairment charges.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $8.9 million for the third quarter of 2007 compared to $10.7 million for the third quarter of 2006.

Our efforts to better align the scale of our operations with our current sales pace resulted in a 16.7% decline in selling, general and administrative expenses in the third quarter of 2007 as compared to the third quarter of 2006. The significant factors that contributed to this decline in total selling, general and administrative expense were a reduction in the number of total employees to 217 as of September 30, 2007 from 336 as of September 30, 2006, the closing of the operations of our mortgage financing services subsidiary during 2006, stringent cost controls implemented during 2006 and continuing during 2007 and lower sales commissions due to fewer home deliveries.

Selling, general and administrative expenses were 23.3% of net revenues for the third quarter of 2007 compared to 16.4% of net revenues for the third quarter of 2006. This is due to the fact that certain corporate expenses, including public company reporting and compliance costs, real estate taxes and building occupancy costs are typically fixed and have not decreased as revenues have declined. In addition, certain other corporate items such as insurance, information technology, architecture, accounting, and legal expenses are not directly related to increases or decreases in revenues.

Interest Expense. Our interest expense was $6.1 million for the third quarter of 2007 compared to $2.7 million for the third quarter of 2006. The increase is due to having a significantly higher average borrowing rate, partially offset by lower average borrowings outstanding. Primarily as a result of our higher borrowing rate, $630,000 more interest was capitalized in the third quarter of 2007 than the third quarter of 2006. Our weighted average borrowing rate for the third quarter of 2007, excluding amortization of debt discounts and bank fees, increased to 13.9% compared to 7.3% in the third quarter of 2006. Including the amortization of debt discounts and fees, the average borrowing rates were 16.4% and 8.0% in the third quarter of 2007 and 2006, respectively. Our average Credit Facility borrowings outstanding (not including debt discounts and warrant discounts) were $201.9 million for the third quarter of 2007 compared to $206.7 million for the third quarter of 2006.

Provision (Benefit) for Income Taxes. Our income tax benefit for the third quarter of 2007 was $383,000, which consists primarily of the reversal of tax reserves for which the applicable statue of limitations has lapsed, compared to an income tax benefit of $3.0 million for the third quarter of 2006. We typically provide for income taxes in interim periods based on the annual estimated effective tax rate. The provision for income taxes reflects an effective income tax rate of 2.4% for the three months ended September 30, 2007 and 33.3% for the three months ended September 30, 2006. The decrease is primarily a result of our establishment of a full valuation allowance against our net deferred tax assets based on the uncertainty regarding future realization through future taxable income or carryback opportunities. If in the future we believe that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

First Nine Months 2007 Compared to First Nine Months 2006

Revenues. Our revenues for the first nine months of 2007 were $110.7 million from the delivery of 568 homes compared to $202.5 million from the delivery of 1,051 homes during the first nine months of 2006. Although we delivered 483 fewer homes, the average delivery price of homes for the first nine months of 2007 increased to $194,600 compared to the $191,000 average delivery price for homes delivered in the first nine months of 2006.

Contributing to the decline in revenues was our decision to wind down the operations of our mortgage financing services subsidiary, DHFS, during 2006. On March 31, 2006, we entered into a new joint venture, Centennial Home Mortgage, LLC (“Centennial”), with Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC. Centennial is currently operating as a full-service mortgage bank to our customers and the general public. Centennial provides our customers access to a full range of competitively priced mortgage products from a AAA rated mortgage lender and nationally recognized loan servicer. DHFS ceased day-to-day operations during the fourth quarter of 2006 after it had fully satisfied all commitments to borrowers for loans. Our revenues for the first nine months of 2006 included fee revenue from DHFS of $1.6 million compared to no such fee revenues in the first nine months of 2007.

Gross Profit. Our gross profit as a percentage of net revenues for the first nine months of 2007 declined to negative 11.7% compared to 10.4% for the first nine months of 2006 due primarily to real estate inventory impairment charges recorded during the period. Another factor contributing to the decline in gross profit margin was larger sales discounts, which increased to 9.3% of gross revenues for the first nine months of 2007 compared to 6.7% of gross revenues for the first nine months of 2006, thus reducing our net revenue and lowering the gross profit recognized per home closing. The major components of gross profit margin for the first nine months of 2007 and 2006 were:

	2007 Percent of House Price Before Sales Discounts	2006 Percent of House Price Before Sales Discounts

Sales discounts	9.3%	6.7%
Land	17.9%	17.9%
Construction costs	57.7%	57.3%
Real estate inventory impairment charges	17.5%	2.5%
Other costs	8.2%	5.9%

	2007 Percent of Net House Price	2006 Percent of Net House Price

Land	19.7%	19.2%
Construction costs	63.7%	61.4%
Real estate inventory impairment charges	19.3%	2.6%
Other costs	9.0%	6.4%

The 2007 real estate inventory impairment charges item in the above table includes a $21.4 million non-cash charge to cost of real estate sold related to real estate inventory impairment charges. Included in 2006 real estate inventory impairment charges is a similar charge of $5.3 million related to real estate inventory impairment charges and the write-off of pre-acquisition costs incurred for land we decided not to purchase.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $26.6 million for the first nine months of 2007 compared to $38.9 million for the first nine months of 2006.

Our efforts to better align the scale of our operations with our current sales pace resulted in a 31.8% decline in selling, general and administrative expenses in the first nine months of 2007 as compared to the first nine months of 2006. The significant factors that contributed to this decline in total selling, general and administrative expense were a reduction in the number of total employees to 217 as of September 30, 2007 from 336 as of September 30, 2006, the closing of DHFS operations during 2006, stringent cost controls implemented during 2006 and continuing during 2007 and lower sales commissions due to fewer home deliveries.

Selling, general and administrative expenses were 24.0% of net revenues for the first nine months of 2007 compared to 19.2% of net revenues for the first nine months of 2006. This is due to the fact that certain corporate expenses, including public company reporting and compliance costs, real estate taxes and building occupancy costs are typically fixed and have not decreased as revenues have declined. In addition, certain other corporate items such as insurance, information technology, architecture, accounting, and legal expenses are not directly related to increases or decreases in revenues.

Interest Expense. Our interest expense was $17.0 million for the first nine months of 2007 compared to $7.6 million for the first nine months of 2006. The increase is due to having a significantly higher average borrowing rate, partially offset by lower average borrowings outstanding. Primarily as a result of our higher borrowing rate, $1,459,000 more interest was capitalized in the first nine months of 2007 than the first nine months of 2006. Our weighted average borrowing rate for the first nine months of 2007, excluding amortization of debt discounts and bank fees, increased to 12.3% compared to 6.8% in the first nine months of 2006. Including the amortization of debt discounts and fees, the average borrowing rates were 14.9% and 7.3% in the first nine months of 2007 and 2006, respectively. Our average Credit Facility borrowings outstanding (not including debt discounts and warrant discounts) were $205.0 million for the first nine months of 2007 compared to $212.2 million for the first nine months of 2006.

Provision (Benefit) for Income Taxes. Our income tax benefit for the first nine months of 2007 was $138,000, which consists primarily of provision to return adjustments partially offset by the reversal of tax reserves for which the applicable statute of limitations has lapsed, compared to an income tax benefit of $8.5 million for the first nine months of 2006. We typically provide for income taxes in interim periods based on the annual estimated effective tax rate. The provision for income taxes reflects an estimated annual effective income tax rate of 0.3% and 33.3% for the nine months ended September 30, 2007 and 2006, respectively. The actual effective income tax rate was 0.2% and 33.3% for the nine months ended September 30, 2007 and 2006, respectively. The decrease is primarily a result of our establishment of a full valuation allowance against our net deferred tax assets based on the uncertainty regarding future realization through future taxable income or carryback opportunities. If in the future we determine that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

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

On December 29, 2006, the Company, all of the participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. The amended Credit Facility terminates on December 29, 2010. Subsequently, on January 26, 2007, March 2, 2007, September 11, 2007, September 27, 2007 and October 29, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Facility. The Credit Facility includes: (i) a $35 million Revolving Line of Credit; (ii) $110 million Term A Notes; and (iii) $90 million Term B Notes with detachable warrants exercisable for 1,538,235 common shares of the Company at $0.01 per share. As of September 30, 2007, we had $1.2 million available to borrow under the amended Credit Facility, after adjustment for borrowing base limitations.

As a result of the lower than expected sales, reduced profit margins and impairment charges recorded in the first nine months of 2007, we were not in compliance with the minimum consolidated EBITDA, minimum consolidated gross profit and minimum net worth financial covenants as defined in the Credit Facility as of June 30, 2007 and September 30, 2007 and the minimum free cash flow covenant as defined in the Credit Facility as of September 30, 2007. Additionally, we believe that it is likely that we will not satisfy those current covenants, as well as the leverage ratio covenant under the Credit Facility in future quarters. The failure to meet these covenants permits the lenders to exercise their remedies under our Credit Facility. Since June 30, 2007, the lenders have imposed the default interest rate. As of November 9, 2007, the lenders had not elected to exercise their other remedies and we were in discussions with the lenders regarding the waiver of covenant compliance as of June 30, 2007 and September 30, 2007 and the amendment of the Credit Facility to modify the covenant requirements in future quarters. If we are unable to negotiate waivers or amendments to these covenants from the lenders, they could, among other remedies, continue to impose the default interest rate, terminate our ability to make any new borrowings, accelerate the repayment of all existing borrowings under the Credit Facility and foreclose on their liens on substantially all of our assets. If the Lenders’ exercise their other remedies resulting from the event of default, there is no assurance that we would be able to obtain financing to pay amounts owed under the Credit Facility and it is likely that we would have to consider seeking protection from our creditors under the federal bankruptcy laws. There can be no assurance that the lenders will agree to any modifications of the existing Credit Facility.

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

During 2006 and continuing in 2007, we slowed the acquisition of additional land and delayed the commencement of construction activities for land not already in the development process. We also identified various land parcels and developed lots that we are offering for sale and have classified these parcels and lots as land held for sale as of September 30, 2007. We will continue to evaluate our land holdings and expect that we may identify additional excess inventory that will be offered for sale. By limiting future land acquisition and development activities, selling excess inventory of undeveloped land and developed lots and reducing our developed lot inventories through the sale of new homes, we expect to continue to significantly reduce our total investment in land inventories and apply a significant portion of the proceeds toward reducing outstanding borrowings.

Sources and Uses of Cash

For the First Nine Months of 2007 Compared to the First Nine Months of 2006

Our net cash provided by operating activities was $11.1 million for the first nine months of 2007 compared to net cash used in operating activities of $3.0 million for the first nine months of 2006. Contributing to the positive cash flow from operating activities was the receipt of a $10.6 million federal income tax refund during 2007 as a result of loss carrybacks to previous tax years. The improvement was also attributable to significant reductions in our real estate inventories as a result of home closings, land sales and slowed land acquisition and development activities. A $7.2 million decline in homes under construction inventories, primarily reflecting a $7.7 million reduction in inventory homes, was a major component of the real estate inventory reduction during the first nine months of 2007 compared to the first nine months of 2006. The change in real estate inventories during the first nine months of 2007 included land sales of $13.1 million, which generated gains on sale of $183,000, and $21.4 million of non-cash impairment charges. The change in real estate inventories during the first nine months of 2006 included land sales of $5.9 million, which generated gains on sale of land of $602,000, and $5.3 million of non-cash impairment charges and the write-off of pre-acquisition costs incurred for land the Company decided not to purchase. Partially offsetting the cash generated by the reduction in real estate inventories and the federal income tax refund was the net loss recorded in the first nine months of 2007.

Investing activities used $182,000 of cash during the first nine months of 2007, principally to purchase property and equipment, compared to providing $1.1 million of cash during the first nine months of 2006. During the first nine months of 2006, we invested $75,000 in Centennial and received proceeds of $1.8 million related to the sale of a 50.1% interest in that entity. This net $1.8 million source of cash was offset by the purchase of $1.2 million of property and equipment.

Our financing activities used cash of $13.3 million during the first nine months of 2007 compared to $1.5 million of cash used during the first nine months of 2006. Net cash payments on our Credit Facility borrowings were $11.8 million in the first nine months of 2007 compared to net cash proceeds from our Credit Facility borrowings of $482,000 in the first nine months of 2006. Quarterly, we have the option to pay the interest on Term B Notes in cash rather than have it added to the principal balance if a revolving loan availability test and other compliance matters are satisfied. At the end of the third quarter of 2007, we were required to pay in kind our $3.9 million interest due on our Term B Notes, which resulted in a non-cash addition to our outstanding principal balance.

Real Estate Inventories

The following table sets forth an estimate of our land inventory as of September 30, 2007, and includes (a) land that we own and (b) land that we control under option agreements and contingent contracts that has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change. We generally do not purchase land for resale. However, when land that we own no longer fits into our development plans, we offer this land for sale, primarily to other homebuilders and commercial developers.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Estimated Total Number of Lots	Inventory Value
Land we own:
Central Ohio	1,410	991	7,261	9,662	$206,005,000
Kentucky	152	403	866	1,421	31,658,000
Land we control:
Central Ohio	—	—	267	267	—
Kentucky	—	—	—	—	—
Held for sale:
Central Ohio	80	96	1,675	1,851	22,011,000
Kentucky	54	—	—	54	3,368,000

Total Land Inventory at September 30, 2007	1,696	1,490	10,069	13,255	$263,042,000

Total Land Inventory at December 31, 2006	2,084	1,364	11,417	14,865	$301,637,000

Lots on which inventory homes are being constructed are included in homes under construction in our Consolidated Balance Sheets and are not included in the table above. As of September 30, 2007, we had 236 inventory homes (197 in Ohio and 39 in Kentucky), in various stages of construction, representing an aggregate investment of $22.9 million. As of December 31, 2006, we had 256 inventory homes, (197 in Ohio and 59 in Kentucky), representing an aggregate investment of $30.6 million.

As of September 30, 2007, we owned lots or land that we estimate could be developed into approximately 12,988 lots (11,513 in Ohio and 1,475 in Kentucky). As of that date, we also controlled, through option agreements or contingent contracts, land that we estimate could be developed into approximately 267 additional lots, all of which are in Ohio. These option agreements, that we determined were more likely than not to have the contingencies satisfied, expire at various dates through 2011. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

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

Based on the 852 homes delivered during the 12 month period ending September 30, 2007, our inventory of 13,255 lots as of September 30, 2007 represented an approximately 15.6 year supply compared to our target range of a four to six year supply. In contrast, during the preceding five years, from 2002 through 2006, we sold 11,213 homes. Based on average annual sales during that five year period of 2,243 homes, our inventory of 13,255 lots as of September 30, 2007 would have represented a 6.0 year supply.

As noted previously, our gross margin as a percent of net revenues decreased to negative 1.6% for the third quarter of 2007 compared to 6.8% for the third quarter of 2006. The decline in gross margin is primarily the result of larger sales discounts, real estate inventory impairment charges and gains and losses from the sale of land. We provided sales incentives and special pricing promotions throughout 2006 and continuing during 2007 in order to maintain market share and generate cash flow from the continued reduction of inventories. We believe that these discounts reflect extremely competitive pricing in our markets and anticipate that gross margins will slowly begin to recover in future periods as the housing market recovers.

Land held for sale as of September 30, 2007 includes unimproved land and lots under development with an aggregate inventory value of $25.4 million (9.6% of our total land inventory) and represents 1,905 lots (14.4% of our total estimated lots). The carrying value of land held for sale includes reserves of $7.2 million that were recorded to reduce the carrying value of certain of the parcels to fair value. Approximately $12.8 million of the land held for sale as of September 30, 2007 is subject to sales contracts. These contracts generally contain due diligence requirements and other contingencies that allow the purchaser to cancel the contract, subject only to forfeiture of any non-refundable deposits. Most of the contracts are scheduled to be fulfilled in the next 12 months, however, certain sales contracts are scheduled to be fulfilled at various dates through 2009.

We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community. We record impairment charges, determined based on a discounted cash flow analysis, to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or the sale of the land parcel or lot. During the third quarter of 2007 and 2006, we recorded non-cash charges to cost of real estate sold related to real estate inventory impairment charges of $2.7 million and $2.6 million, respectively. Of the various impairment charges recorded to reduce the carrying amounts of certain communities to their fair (recoverable) value, $29.6 million are included on the Consolidated Balance Sheet as of September 30, 2007 as a reduction in the basis of land and land development costs and homes under construction. Of the $29.6 million, approximately $7.2 million is associated with $25.4 million of land currently held for sale, and approximately $22.4 million is associated with undeveloped land, communities and lots where the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. A discount rate of 13.5% was applied to calculate the level of impairment charges recorded as of December 31, 2006 and the discount rate was increased to 15.5% to calculate the level of impairment charges recorded as of September 30, 2007 for those communities. Real estate market prices for both developed and undeveloped lots are subject to a number of economic factors including new home demand, current selling prices for both new and existing homes, inventory levels in specific markets and interest rates. Further deterioration in either the demand for new homes in our markets or the gross margins that we are able to achieve from home sales may require additional inventory write downs in future periods.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Revolving Line of Credit(a)	$13,391	$—	$—	$13,391	$—
Term Notes A and B	195,459	16,596	75,000	103,863	—
Seller financed debt	7,677	811	1,623	5,243	—
Operating leases	6,835	1,543	1,909	837	2,546
Capital lease obligations	121	77	44	—	—

Total contractual cash obligations	$223,483	$19,027	$78,576	$123,334	$2,546

(a)	The interest obligation associated with the Revolving Line of Credit will be based upon the outstanding principal and the related variable rate of interest through its maturity date of December 29, 2010 (see Note 9 of the Notes to the Consolidated Financial Statements for more details).

Credit Facility. On December 29, 2006, we entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) for the amendment of our existing credit facilities. The amended Credit Facility terminates on December 29, 2010. Subsequently, on January 26, 2007, March 2, 2007, September 11, 2007, September 27, 2007 and October 29, 2007, the Company and its lenders agreed to amend certain provisions and covenants of the

Credit Facility. The Credit Facility includes: (i) $35 million Revolving Line of Credit; (ii) $110 million Term A Notes; and (iii) $90 million Term B Notes with detachable warrants exercisable for 1,538,235 common shares of the Company at $0.01 per share.

Under the Credit Facility, interest on our Revolving Line of Credit and Term A Notes is variable and calculated, at our option, based on either LIBOR plus 4.25% or the prime rate plus 3.25%. As of September 30, 2007, our Revolving Line of Credit and Term A Notes bear interest at rates ranging from 11.4375% to 13.0% and 11.625%, respectively and since June 30, 2007 have included a 2.0% default interest rate premium as a result of our non-compliance with certain financial covenants under the Credit Facility. The Term A Notes are subject to quarterly amortization, with payments beginning in the third quarter of 2007. The Term B Notes are currently accruing interest at a rate of 17.0% per year, including the 2.0% default interest rate premium since June 30, 2007 as a result of our non-compliance with certain financial covenants under the Credit Facility. Quarterly, we have the option to pay the interest in cash rather than have it added to the principal balance if a revolving loan availability test and other compliance matters are satisfied. At the end of the third quarter of 2007, we were required to pay in kind $3.9 million of interest due on our Term B Notes, resulting in a non-cash addition to our outstanding principal balance. We may redeem the Term B Notes subject to prepayment premiums set forth in the Credit Facility, beginning June 29, 2008, or at a make-whole amount provided in the Credit Facility prior thereto. The Term B Notes may not be redeemed prior to full redemption of the Term A Notes.

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

As a result of the lower than expected sales, reduced profit margins and impairment charges recorded in the first nine months of 2007, the Company was not in compliance with the minimum consolidated EBITDA, minimum consolidated gross profit and minimum net worth financial covenants as defined in the Credit Facility as of June 30, 2007 and September 30, 2007. Additionally, the Company believes that it is likely that it will not satisfy those current covenants, as well as the free cash flow and leverage ratio covenants under the Credit Facility in future quarters. Our failure to meet these covenants permits our lenders to exercise their remedies under our Credit Facility. Since June 30, 2007, the lenders have imposed the default interest rate. As of November 9, 2007, our lenders had not elected to exercise their other remedies and the Company was in discussions with the lenders regarding the waiver of covenant compliance as of June 30, 2007 and September 30, 2007 and the amendment of the Credit Facility to modify the covenant requirements in future quarters. If we are unable to negotiate waivers or amendments to these covenants from our lenders, they could, among other remedies, continue to impose the default interest rate, terminate our ability to make any new borrowings, accelerate the repayment of all existing borrowings under the credit facility and foreclose on their liens on substantially all of our assets. If our Lenders’ exercise their other remedies resulting from the event of default, there is no assurance that we would be able to obtain financing to pay amounts owed under the credit facility and it is likely that we would have to consider seeking protection from our creditors under the federal bankruptcy laws. There can be no assurance that the lenders will agree to any modifications of the existing Credit Facility.

For a more detailed description of the Credit Facility, see Note 4, Revolving Line of Credit and Term Notes in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Note 9 contained in this Quarterly Report on Form 10-Q.

Seller Financing. From time to time, we purchase land with seller financing. As of September 30, 2007, we held land for development that was partially financed with seller-provided term debt that had an outstanding balance of $7.7 million at interest rates ranging from 5.0% to 8.25%.

Capital and Operating Leases. We believe the best use of our Credit Facility is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are also financed through operating lease obligations. These assets include office facilities, model homes, construction trailers, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were $121,000 as of September 30, 2007. We believe our operating leases are properly classified as off-balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was $6.8 million as of September 30, 2007. For further information on our leases, see Note 6, Operating Lease Commitments, and Note 8, Related Party Transactions, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Land Purchase Commitments. As of September 30, 2007, we did not have any non-cancelable contractual obligations to purchase residential lots or unimproved land. However, we did have $2.2 million of cancelable contractual obligations to purchase lots or unimproved land pursuant to option agreements or contingent contracts.

Off-balance Sheet Arrangements

The following is a summary of our commercial commitments under off-balance sheet arrangements as of September 30, 2007 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 –3 years	3 –5 years	After 5 years
Commercial commitments:
Letters of credit	$6,664	$1,315	$5,338	$11	$—
Performance bonds	33,394	31,426	1,627	341	—
Cancelable land contracts	2,178	1,025	802	351	—

Total commercial commitments	$42,236	$33,766	$7,767	$703	$—

Performance Bonds and Irrevocable Letters of Credit. We are often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of September 30, 2007, we had $33.4 million and $6.7 million of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. We are released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, we do not believe that any currently outstanding performance bond or irrevocable letter of credit will be called.

The availability and cost of surety instruments is subject to the level of construction activity, our financial condition and other industry factors. Although at times we have experienced difficulty in obtaining performance bonds, we believe that we have sufficient capacity from insurers and under our letter of credit facility to satisfy the requirements of our 2007 development plans.

Variable Interest Entities. From time to time, we enter into joint ventures with other homebuilders to own and develop communities. These joint ventures, partnerships and limited liability companies engage in land development activities for the purpose of distributing developed lots to the partners in the joint ventures. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interests. We receive our percentage interest in the lots developed in the form of capital distributions. As of September 30, 2007, we had ownership interests in six active joint ventures with ownership interests ranging from 33% to 50%. These joint ventures generally do not incur debt, except for seller requested financing arrangements upon purchasing the land for the joint ventures. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which, depending on the circumstances, could qualify as variable interest entities under FIN 46R. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have evaluated all of our land options and contingent purchase contracts and have concluded that, as of September 30, 2007, we did not have any outstanding contracts requiring consolidation as a result of the application of FIN 46R.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. As of September 30, 2007, we had $2.2 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. We had not made any good faith deposits or incurred any related due diligence costs on these cancelable contractual obligations as of September 30, 2007. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from borrowings.

As of September 30, 2007, the Company had no remaining cancelable contractual obligations subject to determination of whether it was reasonably likely to complete the purchase.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates on borrowings under our Credit Facility. Under the Credit Facility, interest on our Revolving Line of Credit and Term A Notes is variable and calculated, at our option, based on either LIBOR plus 4.25% or the prime rate plus 3.25%. As of September 30, 2007, our Revolving Line of Credit and Term A Notes bear interest at rates ranging from 11.4375% to 13.0% and 11.625%, respectively, and include a 2.0% default interest rate premium as a result of our non-compliance with certain financial covenants under the Credit Facility at June 30, 2007 and September 30, 2007. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates for our Credit Facility borrowings outstanding as of September 30, 2007:

	2007	2008	2009	2010	Total
	(dollars in thousands)
Liabilities
Variable rate	$1,596	$20,000	$40,000	$53,391	$114,987
Average interest rate*	11.63%	11.63%	11.63%	11.63%	11.63%

Fixed rate	$—	$—	$—	$93,863	$93,863
Average interest rate*				17.00%	17.00%

*	Does not include impact of amortization of debt discount and debt issuance costs or the impact of the recognition of deferred gains from the termination of interest rate swap contracts, but does include the 2% default interest rate premium.

Item 4.	Controls and Procedures

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On February 21, 2006, a purported class action lawsuit captioned Stuart, et. al. v. Dominion Homes Financial Services, Inc., et. al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against Dominion Homes Financial Services, Ltd. (“DHFS”), a subsidiary of the Company, and National City Mortgage Co. The complaint includes statutory claims, claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where the Company was unable to obtain final HUD approval for FHA-insured mortgages. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who were allegedly promised FHA mortgages through and from the defendants. The complaint seeks damages, including actual damages, statutory damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability. Plaintiffs also seek statutory damages for the defendants’ alleged failure to notify plaintiffs of the status of their mortgages.

On September 26, 2007, the court granted plaintiff’s motion to certify a class which the court defined as all persons who on or after September 14, 2002 applied to defendant DHFS for an FHA mortgage to purchase a home in VPP; received notice from defendant National City Mortgage approving the application for an FHA loan; subsequently closed and signed documents with defendant DHFS which referenced an FHA loan and/or an FHA identifying case number, only later to discover their mortgage was not FHA eligible. We believe that the maximum number of qualifying plaintiffs under said class definition would not exceed 41. On October 11, 2007, defendant National City Mortgage filed a motion appealing the class certification decision.

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

No determination has been made that the Rece or Rudawsky matters may proceed as class actions, and while the Stuart case has been certified as a class action, that decision is under appeal. We believe each of these lawsuits is without merit and intend to vigorously defend against all of the claims and allegations in the complaints. Due to the uncertainty as to the outcome of the foregoing matters, management cannot make an estimate of exposure, if any, at this time.

We are involved in various other legal proceedings, most of which arise in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company’s management, none of the claims relating to such proceedings are expected to have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors

We are not in compliance with certain financial covenants in our Credit Facility at September 30, 2007. If we are not able to obtain waivers of or amendments to the covenants, our lenders could exercise their remedies under the Credit Facility. As a result of the lower than expected sales, reduced profit margins and impairment charges recorded in the first nine months of 2007, we were not in compliance with the minimum consolidated EBITDA, minimum consolidated gross profit and minimum net worth financial covenants as defined in the Credit Facility as of June 30, 2007 and September 30, 2007 and the minimum free cash flow covenant as defined in the Credit Facility as of September 30, 2007. Additionally, we believe that it is likely that we will not satisfy those current covenants, as well as the leverage ratio covenant under the Credit Facility, in future quarters. Our failure to meet these covenants permits our lenders to exercise their remedies under our Credit Facility. Since June 30, 2007, the lenders have imposed the default interest rate. As of November 9, 2007, our lenders had not elected to exercise their other remedies and we were in discussions with the lenders regarding the waiver of these covenants as of June 30, 2007 and September 30, 2007 and the amendment of the Credit Facility to modify financial covenant requirements in future quarters. There can be no assurance that the lenders will agree to any modifications of the existing Credit Facility.

Interest rate increases, or changes in federal lending programs or changes in the mortgage market could adversely affect sales of our homes. Virtually all purchasers of our homes finance their purchase through third party lenders who offer conventional, and government-insured, and sub-prime mortgage financing. A material increase in mortgage interest rates or unfavorable changes to these lending programs would adversely affect the ability of prospective home buyers, particularly our targeted entry-level home buyers, to obtain mortgage financing. For instance, recent initiatives to tighten underwriting standards could make mortgage financing more difficult to obtain for some of our entry-level home buyers, as well as decrease future demand from these buyers. Additionally, we do not know the impact that the tightening of credit standards in the sub-prime market may have on other mortgage loans. Less than 10% of our closings during the first three quarters of 2007 that utilized our mortgage joint venture, Centennial, were sub-prime loans. We also depend on the availability and cost of mortgage financing for buyers of the current homes owned by potential purchasers of our homes. Prior to purchasing our homes, many of our home buyers must sell their current homes, and these sales depend on the availability and cost of mortgage financing. In addition, because many of our home buyers use government-insured mortgage financing, a material reduction in the scope or funding of government-insured mortgage programs could have a material adverse effect on our sales.

In particular, a substantial number of our home buyers use down payment assistance programs, which allow home buyers to receive gift funds from non-profit corporations to be used as a down payment. In October 2007, the Department of Housing and Urban Development (“HUD”) published rules which would prohibit the use of gift fund programs in conjunction with government-insured mortgage loans. Prior to the effective date of the published rules, the United States District Court issued an injunction to delay the new rules. In addition, in 2006, the Internal Revenue Service (“IRS”) issued a ruling that may result in the IRS challenging the tax exempt status of certain non-profit corporations that provide down payment assistance which are funded largely by homebuilders and sellers. The ruling may limit the ability of certain non-profit corporations to fund down payment assistance programs for government-insured mortgage loans. If, as a result of the IRS ruling, or regulatory or other action, certain of the gift fund programs that our customers utilize would no longer be available to them, we would expect to work to provide other financing alternatives, and seek out different down payment programs for our customers that meet HUD and IRS guidelines. There can be no assurance, however, that any such alternative programs would be as attractive to our customers as the programs offered today and that our sales would not suffer. We currently are the subject of two purported class action lawsuits that challenge our participation in gift fund programs.

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
William G. Cornely,
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A filed April 30, 2003 (File No. 0-23270).

10.1	Amendment No. 3 to Third Amended and Restated Credit Agreement dated September 11, 2007, among Dominion Homes, Inc., The Huntington National Bank, as an issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated September 17, 2007 (File No. 0-23270)

10.2	Amendment No. 4 to Third Amended and Restated Credit Agreement dated September 27, 2007, among Dominion Homes, Inc., The Huntington National Bank, as an issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated September 28, 2007 (File No. 0-23270)

10.3	Amendment No. 5 to Third Amended and Restated Credit Agreement dated October 29, 2007, among Dominion Homes, Inc., The Huntington National Bank, as an issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 31, 2007 (File No. 0-23270)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.