Form 10-K
period 2007-12-31
DOMINION HOMES INC
filed 2008-03-07
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-23270

Dominion Homes, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1393233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 Tuttle Crossing Blvd., Dublin, Ohio	43016-0993
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of our common shares held by non-affiliates was $18,618,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. For this purpose, non-affiliates are defined to be all shareholders of the Registrant other than its directors and executive officers and its largest shareholder, BRC Properties Inc.

As of March 4, 2008, there were 8,371,175 common shares, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the Annual Meeting of our Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

PART I

Item 1. BUSINESS

All references to “we,” “us,” and “our,” “Dominion,” or the “Company” in this Annual Report on Form 10-K mean Dominion Homes, Inc. and its consolidated subsidiaries, except where it is made clear that the term only means Dominion Homes, Inc.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause our actual results for 2008 and beyond to differ materially from those expressed in the forward-looking statements. Included among such important risks, uncertainties and other factors are the business risks identified in Item 1A. of this Form 10-K.

Agreement and Plan of Merger

On January 18, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dominion Holding Corp., a Delaware corporation (“Parent”), and Dominion Merger Corporation, an Ohio corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”).

Parent is owned and controlled by companies affiliated with Angelo Gordon & Co., L.P. and Silver Point Capital, L.P. who are, through certain affiliates, lenders to the Company pursuant to the Third Amended and Restated Credit Agreement (“Credit Agreement”), and also hold warrants exercisable for the Company’s common shares. Concurrently with the execution and delivery of the Merger Agreement, BRC Properties, Inc. (“BRC”), has entered into a commitment letter with Parent, pursuant to which BRC has committed to contribute its Company common shares to Parent immediately before the Merger in exchange for shares of common stock representing a 9.62% interest in the Parent. BRC is a significant shareholder of the Company, owning approximately 46.2% of the Company’s outstanding common shares and is controlled by the Borror family.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding common share, without par value, of the Company (“Common Shares”), other than Common Shares held of record or beneficially owned by (i) Parent, (ii) Merger Sub or (iii) any shareholders who are entitled to and who properly exercise and perfect dissenters’ rights under Ohio law, will be converted into the right to receive $0.65 per share in cash, without interest.

The Board of Directors of the Company approved the Merger Agreement following the unanimous recommendation of a Special Committee comprised entirely of independent directors (the “Special Committee”). The consummation of the Merger is subject, among other things, to the adoption of the Merger Agreement by the Company’s shareholders. BRC and certain members of the Borror family have, concurrently with the execution and delivery of the Merger Agreement, entered into a voting agreement pursuant to which such parties have agreed to vote their shares in favor of the adoption of the Merger Agreement.

The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to other acquisition proposals through March 3, 2008. After this period, the Company is not permitted to solicit other proposals and may not provide information or have discussions regarding alternative proposals, except in certain circumstances. The Merger Agreement also includes other representations, warranties and covenants that are customary for transactions of this type.

Pursuant to the Merger Agreement, immediately before the effective time of the Merger, Parent or Merger Sub will deposit with a paying agent a sufficient amount of cash that provides for the necessary funds to consummate the transactions contemplated by the Merger Agreement. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement attached as Exhibit 2.1 to Form 8-K filed on January 22, 2008.

In connection with the execution and delivery of the Merger Agreement, on January 18, 2008, the Company and all of the participating lenders under the Third Amended and Restated Credit Agreement dated as of December 29, 2006, as amended (the “Credit Agreement”) entered into Amendment No. 7 (the “Seventh Amendment”) to the Credit Agreement, pursuant to which the Company’s lenders agreed to forbear until the earlier of June 30, 2008 or termination of the Merger Agreement from exercising their rights and remedies under the Credit Agreement to facilitate the consummation of the Merger. The January 18, 2008 amendment also provides for a reduction in certain prepayment fees detailed in the Credit Agreement during the “go shop” period set forth in the Merger Agreement, as described above.

Overview

We are a leading builder of high-quality homes and condominiums in Central Ohio (the Columbus Metropolitan Statistical Area) and in the Louisville and Lexington, Kentucky Metropolitan Statistical Areas. Our customer-driven focus targets primarily entry-level and move-up home buyers. We offer a variety of homes and condominiums that are differentiated by price, size, included features and available options. Our homes range in price from approximately $100,000 to $400,000 and in size from approximately 1,000 to 3,500 square feet.

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

Our principal corporate offices are located at 4900 Tuttle Crossing Blvd., Dublin, Ohio 43016-0993. The telephone number of our principal corporate offices is (614) 356-5000 and our web site address is www.dominionhomes.com.

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

In 2007, we delivered approximately 15.8% of all new homes in the Central Ohio market as reported in an annual housing report for 2007 prepared by a Columbus, Ohio based real estate service that is unaffiliated with the Company. Columbus, the largest city in the Central Ohio market, is the capital of Ohio, the county seat of Franklin County and the largest city in Ohio. The Columbus Metropolitan Statistical Area (the “Columbus MSA”) has a population of approximately 1.69 million. As of December 2007, the unemployment rate in the Columbus MSA was approximately 4.9% and the average rate in Ohio was 6.0%. Columbus is the home of The Ohio State University. In addition, a number of notable organizations have their headquarters in Central Ohio, including Honda of America Manufacturing, Inc., American Electric Power Company, Inc., Limited Brands, Inc.,

Nationwide Insurance Company, Wendy’s International, Inc., Battelle Memorial Institute, The Scotts Miracle-Gro Company and Cardinal Health, Inc. The Columbus MSA includes Delaware, Fairfield, Franklin, Licking, Madison, Morrow, Pickaway and Union counties. We build homes in all of these counties, except Madison and Morrow Counties. In addition to the Columbus MSA, we are also selling homes in Marion County, which is in Central Ohio.

In 1998, we expanded our operations into Louisville, Kentucky. In 2007, we believe that we delivered approximately 3% of all new homes in the Louisville market based on the total number of permits issued in 2007 in the Louisville Metropolitan Statistical Area (the “Louisville MSA”). The Louisville MSA has a population of approximately 1.07 million. As of December 2007, the unemployment rate in the Louisville MSA was 5.4% and the average rate in Kentucky was 5.7%. Louisville is the home of the University of Louisville and the headquarters for major corporations such as Humana, Inc., Yum! Brands, Inc. and KFC Corporation. Other major employers in Louisville include GE Appliance, Ford Motor Company and United Parcel Service, Inc. The Louisville MSA consists of Jefferson, Oldham, Bullitt, Trimble, Nelson, Meade, Spencer, Shelby and Henry counties in Kentucky and Harrison, Floyd, Clark and Washington Counties in Southern Indiana. We presently build homes in Jefferson, Oldham, Shelby and Clark counties.

In 2004, we further expanded our operations into Lexington, Kentucky. We chose Lexington because of its strong economy, its proximity to our existing operations in Louisville and our ability to share many systems and personnel in developing communities and building homes in both of our Kentucky locations. The Lexington Metropolitan Statistical Area (the “Lexington MSA”) has a population of approximately 522,000. As of December 31, 2007, the unemployment rate in the Lexington MSA was 3.9%. Lexington is the home of the University of Kentucky, Toyota Motor Manufacturing Kentucky, Inc. and Lexmark International. The Lexington MSA consists of Bourbon, Clark, Fayette, Jessamine, Scott and Woodford counties. We presently build homes in Fayette and Scott counties.

Our Products

We focus on providing high-quality, affordably priced homes primarily for entry-level and move-up home buyers. We currently offer six distinct collections of homes, which are differentiated by price, size, standard features and available options. Generally, the design of our homes allows them to be built in any of our three markets, depending on the availability of compatible land sites.

•

Founders—Our Founders Collection, introduced in mid-2007, is designed to appeal to price conscious entry-level buyers in select geographic areas. There are five home plans, each with 2 to 3 bedrooms and a two car garage ranging in price from $100,000 to $145,000 and in size from approximately 1,000 to 1,600 square feet. We currently offer our Founders Collection in 10 communities. Our Founders Collection homes represented approximately 2% of our home deliveries in 2007.

•

Metropolitan—Our Metropolitan Collection, which we formally introduced in mid- 2005, targets the young, single home buyer. We offer six attached two-story townhome designs, ranging in price from $140,000 to $170,000 and in size from approximately 1,600 to 2,300 square feet, in maintenance-free communities. We currently offer our Metropolitan Collection in four communities. Our Metropolitan Collection homes represented approximately 8% of our home deliveries in 2007.

•

Independence—Our Independence Collection, a neo-traditional housing concept, targets entry-level home buyers. We offer a wide-range of home designs in this collection, ranging in price from approximately $105,000 to $195,000 and in size from approximately 1,000 to 1,900 square feet. This collection consists of detached, single-family homes located in communities with relatively narrow streets, garage access through alleys in the rear and the look, feel and privacy of homes in older, traditional neighborhoods. We have established Independence Collection communities both as single-family homes in condominium communities and as fee-simple communities with condominium conveniences under provisions of applicable zoning code for traditional neighborhood developments.

We believe that these communities maximize our land use and can be developed more efficiently at reduced costs. Our Independence Collection homes represented approximately 29% of our home deliveries in 2007.

•

Celebration—Our Celebration Collection targets entry-level and first-time move-up home buyers. We offer a wide-range of single-family traditional home designs in this collection, ranging in price from approximately $140,000 to $340,000 and in size from approximately 1,300 to 3,200 square feet. Our Celebration Collection homes represented approximately 46% of our home deliveries in 2007.

•

Tradition—Our Tradition Collection, with styles ranging from contemporary to traditional designs, targets move-up home buyers. We offer a wide-range of single-family home designs in our Tradition Collection, ranging in price from approximately $230,000 to $400,000 and in size from approximately 2,000 to 3,500 square feet. These home designs incorporate many semi-custom features and offer a variety of options. Our Tradition Collection homes represented approximately 12% of our home deliveries in 2007.

•

Grand Reserve—Our Grand Reserve Collection targets active adults who want luxury patio homes built in private communities with convenient amenities like pools and clubhouses. We offer four single-family designs ranging in price from approximately $160,000 to $225,000 and in size from approximately 1,300 to 2,100 square feet. These home designs are all ranch styles or offer first-floor master bedrooms with many standard features, and a variety of semi-custom options. We are currently selling Grand Reserve Collection homes in three communities. Our Grand Reserve Collection homes represented approximately 3% of our home deliveries in 2007.

We regularly build prototypes of new home designs in order to expand our target markets. Our Independence Collection and Metropolitan Collection homes both resulted from successful prototype designs.

Community Development

Our community development process generally consists of two phases: land acquisition and development and home construction.

Land Acquisition and Development. We believe that one of our key strengths is our ability to identify and economically acquire land to be developed for our homebuilding operations. During 2007, we were the developer of over 90% of the communities in which we built homes. This practice enables us to: (1) improve our profit margins by reducing the cost of finished lots, (2) maintain an adequate supply of finished lots to meet market demand, (3) control the details of development in order to create a distinctive look and feel in our communities, and (4) streamline and coordinate the construction process.

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

To limit our risk, we generally attempt to control land through the use of option and contingent purchase contracts when purchasing land. These contingent purchase contracts condition our obligation to purchase land subject to our review and approval of such matters as zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, title matters, economic feasibility of development and other property-related criteria. During 2006 and 2007 we severely curtailed our land acquisition activities. At December 31, 2007, we had $1.5 million of cancelable obligations to purchase land or lots. We generally do not acquire unimproved land until necessary environmental studies and zoning permits have been obtained and the land is served by utilities. Our engineering and design professionals plan and engineer the land and oversee the construction of streets, sewers, water and drainage facilities and other improvements to meet our specifications. In developing land, we are required by some municipalities and other governmental authorities to provide letters of credit, performance bonds, or refundable deposits to secure performance of our obligations to install sewers, streets and other improvements.

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

We selectively enter into joint ventures with other homebuilders to own and develop communities where our equity interests generally range from 33% to 50%. We account for these investments using the equity method. Development costs of the joint ventures generally are funded by the participants. The participants in the joint ventures acquire substantially all of the developed lots. As of December 31, 2007, we were actively participating in six land development joint ventures, with an aggregate investment of $9.2 million.

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

As a result of the lower demand for houses that we experienced during 2007 and 2006, our land inventory position grew to a level greater than the amount required to support our current level of operations. We have stopped the acquisition of additional land, cancelled certain contingent purchase contracts and offered land not required for current sales plans for sale. We sold $15.1 and $13.7 million of land during 2007 and 2006, respectively, and limited our purchases to $2.4 million during 2006. There were no land purchases during 2007.

Home Construction. We act as the general contractor for the construction of our homes. Our construction superintendents, together with the construction managers to whom they report, monitor construction, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls, and monitor compliance with zoning and building codes. We use subcontractors to minimize our employment cost, equipment and building supply inventory. This practice also increases our ability to respond to changes in the demand for housing. We have longstanding business relationships with many of our subcontractors. These relationships, combined with our building volume, year-round construction schedule, and efficient home designs, have enabled us to negotiate favorable agreements with our subcontractors and allow us to better control the costs of skilled labor.

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

Our general practice is to start construction of a single family home when we have obtained an executed sales contract with a buyer who has been approved for financing. However, we selectively start construction of a limited number of homes in these series without a sales contract in anticipation of seasonal demand, competition with existing homes and to attract customers, such as corporate transferees, who need homes in 60 to 90 days.

We generally begin construction of the Metropolitan townhomes without a sales contract because we believe this to be the most efficient method to build these types of homes. In addition to planned starts of inventory homes, an inventory home may also be created when a sales contract is cancelled after construction has commenced, generally because the purchaser has not satisfied a contingency. Most cancellations occur during the first 30 days when home buyers cannot qualify for financing or change their mind. However, some cancellations occur prior to or during the construction process, often because the home buyer exercised the right to cancel the sales contract when the home buyer was unable to sell an existing home. Our average cancellation rate was 36%, 37% and 35% in 2007, 2006 and 2005, respectively.

As of December 31, 2007, we had 209 inventory homes in various stages of construction, compared to 256 inventory homes at December 31, 2006.

Marketing Strategy

Marketing and Sales. We have an extensive marketing plan, which includes advertising by broadcast, newspapers, magazines, direct mail, and our Dominion Homes website. We include a tagline in our advertising that speaks to our customers about buying a new home that is perfect for them, and sells against the existing home market: Dominion—It’s Your Home™.

We sell our homes principally through the use of on-site, fully furnished and landscaped model homes decorated to emphasize the quality design features and choices available to our customers. As of December 31, 2007, we had 39 model homes compared to 42 model homes as of December 31, 2006. We encourage independent realtor participation in the home sales process because realtors often introduce our homes to customers who might not otherwise consider purchasing a new home.

As of December 31, 2007, we employed 41 sales representatives. We devote significant attention to the continued training of our sales representatives to assure high levels of ethics, professionalism and product knowledge. Our sales representatives are trained to help the customer determine which home design best suits his or her needs based on the benefits and features of our homes and are also well-versed on the construction process and timelines. We believe that the use of an in-house sales staff allows for a more knowledgeable sales presentation and enables us to communicate a consistent message to our customers.

We support our Central Ohio operations through a customer center that is located on the first floor of our Dublin, Ohio executive offices. Customer center operations include decorating services as well as mortgage financing services and title and closing services provided by our affiliated entities Centennial Home Mortgage, LLC (“Centennial”) and Alliance Title Agency, Ltd. (“Alliance”), respectively. We believe that, by combining these operations in one location, we can provide a more effective and satisfying home buying experience for our customers.

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

We believe that our homes have more included features than any competitor selling at comparable prices in our markets. Our Celebration Collection and Tradition Collection homes generally include a front porch, high performance exterior, two-car garage, cathedral ceiling, all major kitchen appliances and fully sodded yard. We use nationally recognized and industry leading brand name components in constructing many of our homes. These components include Andersen® wood windows, the Kohler® family of bathroom and kitchen fixtures,

Carrier® natural gas furnaces, Armstrong® flooring, General Electric® appliances, Wilsonart® decorative laminate and Aristokraft® cabinets.

We offer a comprehensive warranty program on all of our homes that features a two-year warranty covering the roof, windows, doors and all mechanical elements of our homes, including the heating, plumbing and electrical systems. We also offer a 30-year structural warranty covering all major structural components in our Celebration Collection, Independence Collection, Founders Collection and Tradition Collection homes and a 10-year structural warranty on our Metropolitan Collection homes. The structural warranty on each home is automatically transferred to subsequent owners of the home. We also transfer to our customers all warranties provided by manufacturers and suppliers.

Customer Financing. On March 31, 2006, we formed a joint venture, Centennial, with, Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively “Wells Fargo”). Centennial is currently operating as a full-service mortgage bank providing mortgages to our customers and the general public and is an operating subsidiary of Wells Fargo Bank, N.A. We account for our investment in Centennial using the equity method.

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

We sell our homes using standard sales contracts. These contracts generally require the home buyer to make a deposit when the contract is signed and to pay the remainder of the down payment at the start of construction or loan approval.

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

Intellectual Property

We have obtained federal registrations for many of our service marks, including Dominion Homes®, Dominion—It’s Your Home™, The Best of Everything®, The Dominion HomeStore® and The Dominion HomeShow®. We have obtained or applied for design patents on many of our homes. We also have obtained or applied for copyright registrations for both the architectural plans and the architectural works for virtually all of the homes that we build.

Employees

We employed 193 full-time individuals on December 31, 2007, including 158 individuals employed in Ohio and 35 in Kentucky. These numbers do not include 7 individuals employed by Alliance Title Company in Ohio. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe our relationships with our employees and subcontractors are generally good.

Other Information

Information regarding seasonality, our practices regarding working capital items and backlog orders is contained in this Report in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding the sources and availability of labor and raw materials, competition and governmental regulations affecting our business is contained in this report in Part I, Item 1A under the heading, Risk Factors—“Material or labor shortages can adversely affect our business; The homebuilding industry is highly competitive; and Our business is subject to substantial government regulation, which could cause delays, increase costs, and restrict or prohibit homebuilding activity in certain regions.”

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

Item 1A. RISK FACTORS

Business Risks

Our business is cyclical and significantly affected by changes in national and local economic, business and other conditions, most of which are beyond our control. These conditions include:

•	a favorable shareholder vote and the successful completion of the proposed merger of the Company announced January 18, 2008 that would result in the Company going private;

•

as a result of the Company not being in compliance with certain financial covenants under its credit agreement, our lenders have the right to exercise their remedies under the credit agreement in the event the merger agreement is terminated or not completed by June 30, 2008;

•

availability and affordability of mortgage financing for home buyers could be adversely affected by tighter lending standards and the recent volatility and disruptions in the secondary markets particularly with respect to sub-prime and other alternative forms of mortgage financing;

•	changes in federal lending programs, including the proposed elimination of down-payment assistance programs;

•	short and long term interest rates;

•	changes in governmental regulations;

•	employment levels and job growth;

•	availability and affordability of mortgage financing for home buyers;

•	availability and cost of building lots;

•	availability of materials (including lumber) and labor;

•	fluctuating costs of materials and labor;

•	adverse weather conditions and natural disasters;

•	consumer confidence and housing demand;

•	variations in the supply and market pricing of existing home inventories;

•	competitive overbuilding;

•	changing demographics;

•	cost overruns;

•	changes in tax laws that may make home ownership more expensive or less attractive;

•	changes in local government fees; and

•	availability and cost of rental property and resale prices of existing homes.

In addition, domestic terrorist attacks and the threat or the involvement of the United States in international armed conflict may also adversely affect general economic conditions, consumer confidence and the homebuilding markets.

The Company entered into a proposed merger agreement, subject to the approval of a majority of our shareholders, which would result in the company completing a going private transaction prior to June 30, 2008. The Company is currently not in compliance with certain financial covenants under the Credit Agreement and our lenders have also agreed to forbear exercising any of their rights under the Credit Agreement until the earlier of the termination of the merger agreement or June 30, 2008 in order to facilitate the completion of the merger. On January 18, 2008, the Company entered into a Merger Agreement with Dominion Holding Corp., a Delaware corporation (“Parent”), and Dominion Merger Corporation, an Ohio corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent is owned and controlled by companies affiliated with Angelo Gordon & Co., L.P. and Silver Point Capital, L.P., who are, through certain affiliates, lenders to the Company pursuant to the Credit Agreement, and also hold warrants exercisable for the Company’s common shares. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent.

Concurrently with the execution and delivery of the Merger Agreement, BRC Properties Inc. (BRC) has entered into a commitment letter with Parent, pursuant to which BRC has committed to contribute its Company common shares to Parent immediately before the Merger in exchange for shares of common stock of Parent. BRC is a significant shareholder of the Company, owning approximately 46.2% of the Company’s outstanding common shares and is controlled by the Borror family.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding common share, without par value, of the Company, other than Common Shares held of record or beneficially owned by (i) Parent, (ii) Merger Sub, (iii) BRC, (iv) the Company or (v) any shareholders who are entitled to and who properly exercise and perfect dissenters’ rights under Ohio law, will be converted into the right to receive $0.65 per share in cash, without interest.

The Board of Directors of the Company approved the Merger Agreement following the unanimous recommendation of a Special Committee comprised entirely of independent directors. The consummation of the Merger is subject, among other things, to the adoption of the Merger Agreement by the Company’s shareholders. BRC and certain members of the Borror family have, concurrently with the execution and delivery of the Merger Agreement, entered into a voting agreement pursuant to which such parties have agreed to vote their shares in favor of the adoption of the Merger Agreement.

The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to other acquisition proposals through March 3, 2008. After this period, the Company is not permitted to solicit other proposals and may not provide information or have discussions regarding alternative proposals, except in certain circumstances. The Merger Agreement also includes other representations, warranties and covenants that are customary for transactions of this type.

In connection with the execution and delivery of the Merger Agreement, on January 18, 2008, the Company and all of the participating lenders under the Third Amended and Restated Credit Agreement dated as of December 29, 2006 as amended (the “Credit Agreement”) entered into Amendment No. 7 to the Credit Agreement (the “Seventh Amendment”), pursuant to which the Company’s lenders agreed to forbear until the earlier of June 30, 2008 or termination of the Merger Agreement from exercising their rights and remedies under the Credit Agreement to facilitate the consummation of the Merger. The January 18, 2008 amendment also provides for a reduction in certain prepayment fees detailed in the Credit Agreement during the “go shop” period set forth in the Merger Agreement, as described above.

We are not in compliance with certain financial covenants in our Credit Agreement at December 31, 2007. Our lenders have agreed to forbear until the earlier of June 30, 2008 or the termination of the

Merger Agreement exercising their rights and remedies under the agreement. If we do not complete the Merger and we are not able to obtain waivers of or amendments to the covenants, our lenders could exercise their remedies under the Credit Agreement. As a result of the lower than expected sales, reduced profit margins and impairment charges recorded during the last three quarters of 2007, we were not in compliance with (i) the minimum consolidated EBITDA, minimum consolidated gross profit and minimum net worth financial covenants as defined in the Credit Agreement as of June 30, 2007, September 30, 2007 and December 31, 2007, (ii) the minimum free cash flow covenants as defined in the Credit Agreement as of September 30, 2007 and December 31, 2007, and (iii) the maximum leverage ratio covenants as defined in the Credit Agreement as of December 31, 2007. The failure to meet these covenants permits our lenders to exercise their remedies under our Credit Agreement. Our lenders have not elected to exercise their available remedies under the Credit Agreement other than the imposition of the default interest rate commencing June 30, 2007. On January 18, 2008 and February 21, 2008 the Credit Agreement was amended and the lenders agreed to forbear exercising their remedies under the agreement until the earlier of June 30, 2008 or the termination of the Merger Agreement in order to facilitate the consummation of the Merger. There can be no assurance that the Merger will be completed prior to June 30, 2008, or that if it is not completed, that the lenders will agree to any further modifications of the existing Credit Agreement.

As a result of these conditions, the Company’s independent registered accounting firm has included an explanatory paragraph in its report on the Company’s financial statements as of and for the year ended December 31, 2007 expressing substantial doubt about the Company’s ability to continue as a going concern.

Interest rate increases, or changes in federal lending programs or changes in the mortgage market could adversely affect sales of our homes. Virtually all purchasers of our homes finance their purchase through third party lenders who offer conventional, and government-insured, and sub-prime mortgage financing. A material increase in mortgage interest rates or unfavorable changes to these lending programs would adversely affect the ability of prospective home buyers, particularly our targeted entry-level home buyers, to obtain mortgage financing. For instance, recent initiatives to tighten underwriting standards could make mortgage financing more difficult to obtain for some of our entry-level home buyers, as well as decrease future demand from these buyers. Additionally, we do not know the impact that the tightening of credit standards in the sub-prime market may have on other mortgage loans. Less than 5% of our closings during 2007 that utilized our mortgage joint venture, Centennial, were sub-prime loans. We also depend on the availability and cost of mortgage financing for buyers of the current homes owned by potential purchasers of our homes. Prior to purchasing our homes, many of our home buyers must sell their current homes, and these sales depend on the availability and cost of mortgage financing. In addition, because many of our home buyers use government-insured mortgage financing, a material reduction in the scope or funding of government-insured mortgage programs could have a material adverse effect on our sales.

Changes in Federal lending programs, including the proposed elimination of down payment assistance programs, could adversely affect the ability of prospective purchasers, particularly entry level home buyers to obtain mortgage financing. In particular, a substantial number of our home buyers use down payment assistance programs, which allow home buyers to receive gift funds from non-profit corporations to be used as a down payment. In October 2007, the Department of Housing and Urban Development (“HUD”) published rules which would prohibit the use of gift fund programs in conjunction with government-insured mortgage loans. Prior to the effective date of the published rules, the United States District Court issued an injunction to delay the new rules. In addition, in 2006, the Internal Revenue Service (“IRS”) issued a ruling that may result in the IRS challenging the tax exempt status of certain non-profit corporations that provide down payment assistance which are funded largely by homebuilders and sellers. The ruling may limit the ability of certain non-profit corporations to fund down payment assistance programs for government-insured mortgage loans. If, as a result of the IRS ruling, or regulatory or other action, certain of the gift fund programs that our customers utilize would no longer be available to them, we would expect to work to provide other financing alternatives, and seek out different down payment programs for our customers that meet HUD and IRS guidelines. There can be no assurance, however, that any such alternative programs would be as attractive to our customers as the programs offered today and that our sales would not suffer. We currently are the subject of a purported class action lawsuit that challenges our participation in gift fund programs.

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

The Company was advised by the Nasdaq Stock Market, Inc. that it must demonstrate a minimum market value of publicly held shares of $5,000,000 by March 17, 2008 and a minimum bid closing price of $1.00 by June 30, 2008 or the company shares will be delisted. While the Company expects to request delisting in connection with the Merger described, if the shares were delisted and the Merger was not completed, the ability of the Company to raise additional equity would be limited. During 2007, the value of the Company’s Common Stock dropped significantly, from a 52 week high of $6.05 per share to a 52 week low of $0.33. As the market price for the Company’s Common Stock declined, the Company received a notice from the NASDAQ Stock Market, Inc. (“NASDAQ”) on December 17, 2007 indicating that for the last 30 consecutive trading days, the Company’s Common Stock had not maintained a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2). In accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, until March 17, 2008, to regain compliance by having its publicly held shares maintain a market value of $5,000,000 or greater for a minimum of ten consecutive trading days. If compliance cannot be demonstrated by March 17, 2008, then NASDAQ will provide written notification to the Company that its securities will be delisted.

On December 31, 2007, the Company received a second notice from the NASDAQ indicating that for the last 30 consecutive trading days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, until June 30, 2008, to regain compliance with the minimum bid requirement. If, at any time before June 30, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that it has achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by June 30, 2008, then NASDAQ will provide written notification to the Company that its securities will be delisted.

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

The outcome of lawsuits brought against the Company may materially and adversely affect our business, financial condition or operating results. As discussed below under “Item 3. Legal Proceedings,” we are subject to a number of lawsuits, including purported class action suits against us and, in one case, certain of our current and former officers. There can be no assurance that any liability that may arise from any of these pending lawsuits will be covered, in whole or in part, by the insurance policies we currently maintain. These lawsuits could divert the efforts and attention of our management team from ordinary business operations, and any settlement of or judgment in one or more of these lawsuits could materially and adversely affect our business, financial condition or operating results.

Unfavorable media reports regarding the Company may materially and adversely affect our sales. The foregoing litigation, as well as the foreclosure rates on our homes, were the subject of several unfavorable media reports in the Central Ohio market that began in September 2005 and continued during 2006 and 2007. Although we have not been able to quantify the impact of the unfavorable media reports, we believe that the unfavorable media reports have had a negative influence on our customers. Additional future unfavorable media exposure may result from the resolution of these matters and could result in prospective home buyers choosing not to consider our homes when making a purchase decision, thereby adversely affecting our sales, closings and overall financial condition. We may also incur additional legal, advertising and public relations costs in resolving these matters.

Our debt agreements include Covenants that restrict our ability to engage in certain activities and specify certain financial performance criteria. Our lenders could declare a default. Our debt agreements impose restrictions on our operations and activities. Some of the more significant restrictions:

•	Limit the amount we may borrow under the bank Credit Agreement based upon borrowing base limitations;

•	Require us to maintain a minimum consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant, calculated quarterly on a trailing 12 month basis;

•	Require us to maintain a minimum free cash flow covenant calculated quarterly on a trailing 12 month basis;

•	Require us to maintain a maximum leverage ratio covenant;

•	Require us to maintain a minimum gross profit covenant calculated quarterly on a trailing 12 month basis;

•	Require us to not exceed the specified maximum amounts of land purchases calculated quarterly on a trailing 12 month basis;

•	Require us to maintain a specified minimum net worth;

•	Limit our ability to dispose of assets outside the normal course of business;

•	Limit the amount of our uncommitted land holdings and unzoned land purchases;

•	Limit the amount that we may borrow outside of the bank Credit Agreement and the amount of contingent obligations that we can assume;

•	Restrict any investments in homebuilding operations in markets other than our current markets;

•	Limit speculative and model home inventory;

•	Limit annual operating lease rentals;

•	Prohibit the re-purchase of our common shares; and

•	Prohibit payment of cash dividends.

Our breach of a financial covenant or other provision of our debt agreements would constitute a default, and would permit our lenders to pursue the remedies available to them, under these agreements. These remedies include terminating our ability to make any new borrowings, and accelerating the repayment of all existing borrowings, under the debt agreements. Our inability to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace our current debt agreements would have a material adverse effect on our financial position, results of operations and cash flows. The Company is currently not in compliance with certain financial covenants, however, our lenders have not elected to exercise their available remedies other than the imposition of the additional 2% default interest rate.

Our business is subject to substantial government regulation which could cause delays, increase costs, and restrict or prohibit homebuilding activity in certain regions. We are subject to substantial local, state and Federal requirements concerning zoning, resource protection, building design and construction, and similar matters. These requirements include local regulations, which impose restrictive zoning and density requirements to limit the number of homes that can eventually be built within the boundaries of a particular location. Particularly in the case of local political subdivisions, anti-growth sentiments can lead to ballot measures that can interfere with or impede our ability to develop land or build homes. Candidates for local office who favor restrictions on growth and development are being elected with greater frequency in certain communities in which we conduct business. Restrictive measures can also affect construction activities, including construction materials, which must be used in home construction, as well as sales activities and other dealings with home buyers. We also must obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Obtaining acceptable zoning and overcoming objections of neighborhood groups and citizen activists is becoming more difficult, time consuming and expensive. These issues may adversely affect us in the future.

We also are subject to a variety of local, state and Federal requirements concerning the protection of health and the environment. The particular environmental laws, which apply to any given project, vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays and cause us to incur substantial compliance costs, including substantial expenditures for pollution and water quality control. These laws may prohibit or severely restrict development in certain environmentally sensitive regions. In an effort to avoid major environmental issues in our developments, we have a general practice of requiring environmental reports from qualified, independent professionals and resolution of identified environmental issues prior to purchasing land. However, it is possible that we may incur material costs relating to the removal of toxic wastes or other environmental matters affecting land we have acquired.

Building moratoria may result in periodic delays or may preclude us from developing certain projects. These moratoria generally result from insufficient water supplies or sewer facilities, delays in utility hookups, inadequate road capacity, environmental concerns, school system overcrowding or financial difficulties, or anti-growth sentiment within a specific market area or community. Time-limited moratoria or restrictions on zoning changes, building permit issuance and extensions of utilities in certain areas have been adopted by several communities in which we develop land and builds homes, and similar restrictive measures have been considered by other communities in which we conduct business. These moratoria can occur before or after we start our operations and without notice or recourse.

We operate in a limited number of geographic areas. We conduct our operations only in Central Ohio, Louisville, Kentucky and Lexington, Kentucky. Our Credit Agreement prohibits us from expanding into new markets. Our lack of geographic diversity means that adverse general economic or weather conditions in one or more of these markets could have a material adverse impact on our operations.

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

Our operating results vary on a quarterly basis. Our business is significantly affected by changes in economic cycles, and our revenues and earnings (losses) vary with the level of general economic activity in the markets where we build homes. We historically have experienced, and expect to continue to experience, variability in revenues and reported earnings (losses) on a quarterly basis. Closing on a home usually occurs approximately three to six months after the date of the sales contract, however weather and other delays may cause the closing to take longer. We do not recognize any revenue on the sale of a home until the closing occurs.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our corporate office building in Central Ohio from our affiliate, BRC. The lease expires November 30, 2017 and has a fixed rental rate that increases on December 1 of each year. The lease also provides us with an option to renew for an additional five-year term beginning December 1, 2017 and expiring on November 30, 2022 at a then-current market rate.

We lease approximately 6,400 square feet of commercial space in Louisville, Kentucky from a non-affiliated party for our Louisville, Kentucky office.

We own an approximately 75,000 square foot distribution center, which is located on approximately six acres in Columbus, Ohio. We ceased operations at this facility in December 2007 and we are currently evaluating various alternatives including a full or partial sale of this facility.

From time to time, we participate in a program with a non-affiliated party to sell and lease back our model homes. As of December 31, 2007, we were leasing four model homes that had been sold in prior years under this program. These leases had an initial one-year term and are currently month-to-month leases, renewing at our option.

Due to the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. Such properties are not included in response to this Item.

Item 3. LEGAL PROCEEDINGS

On February 21, 2006, a purported class action lawsuit captioned Stuart, et al. v. Dominion Homes Financial Services, Inc., et al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against Dominion Homes Financial Services, Ltd. (“DHFS”), a subsidiary of the Company, and National City Mortgage Co. The complaint includes statutory claims, claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where we were unable to obtain final HUD approval for FHA-insured mortgages. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who were allegedly promised FHA mortgages by the defendants, but who did not receive an FHA-insured loan. The complaint seeks damages, including actual damages, statutory damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability. Plaintiffs also seek statutory damages for the defendants’ alleged failure to notify plaintiffs of alleged changes to the terms of their mortgages.

On September 26, 2007, the Court granted plaintiff’s motion to certify a class, which the Court defined as all persons who on or after September 14, 2002, applied to defendant DHFS for an FHA mortgage to purchase a home in VPP; received notice from defendant National City Mortgage Co. approving the application for an FHA loan; subsequently closed and signed documents with defendant DHFS which referenced an FHA loan and/or an FHA identifying case number, only later to discover their mortgage was not FHA eligible. Based on the information available to date, a maximum number of loans qualifying under the class definition would not exceed 41.

On October 11, 2007, co-defendant National City Mortgage Co. filed a motion for leave to file an interlocutory appeal challenging class certification. On December 13, 2007, the Sixth Circuit Court of Appeals issued an order granting National City leave to file an interlocutory appeal. The Sixth Circuit has not yet issued an Order setting forth a briefing schedule, and the matter remains pending on appeal.

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against us, DHFS, named and unnamed appraisers who have worked with us, and unnamed charitable organizations that have provided our customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of our homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. On December 1, 2006, defendant Valuation Resources, Inc., the valuation company that provided appraisals of the plaintiffs’ homes for the Company, filed a motion for summary judgment with respect to plaintiffs’ claims for fraud, misrepresentation, conspiracy, and OCSPA. On February 7, 2007, the Court granted this motion in its entirety. The plaintiffs appealed this decision on April 10, 2007. In addition, on December 28, 2006, the Court granted the Company’s and DHFS’s motions for summary judgment regarding plaintiff’s individual claims and class allegations relating to the OCSPA. On March 28, 2007, the plaintiffs filed a notice of voluntary dismissal with respect to all remaining claims against the defendants with the right to refile. The summary judgment rulings related to Valuation Resources that were the subject of the April 10, 2007 appeal to Franklin County Court of Appeals were all upheld on January 15, 2008 and on February 25, 2008 the Plaintiffs appealed that judgment to the Ohio Supreme Court.

On February 23, 2006, a similar purported class action lawsuit captioned Rudawsky, et al. v. Borrer, et al., Case No. C206144 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against us, our Chairman and Chief Executive Officer, certain of our affiliates and current and former officers, and The Nehemiah Corporation of America by plaintiff homeowners who purchased homes from the Company using the Nehemiah down payment assistance program. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ alleged participation in fraudulent conduct related to the Nehemiah down payment assistance program in violation of federal statutes and Ohio law. The complaint further alleges that defendants fraudulently misrepresented and concealed the cost and operation of the Nehemiah program from plaintiffs. Plaintiffs purport to bring the claim on behalf of customers of the Company who purchased homes from 1999 to present using down payment assistance from Nehemiah. The complaint seeks monetary damages and attorneys fees and costs. The issue of class certification in the Rudawsky matter has been fully briefed and remains pending before the District Court.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on The NASDAQ Stock Market under the symbol “DHOM.” The following table sets forth, for the periods indicated, the high and low daily closing prices for our common shares, as reported by The NASDAQ Stock Market.

	Sales Prices
Calendar Year Ending December 31, 2008	High	Low

First Quarter (Through March 4, 2008)	$0.62	$0.39

Calendar Year Ending December 31, 2007	High	Low

First Quarter	$5.74	$4.43
Second Quarter	$6.00	$4.07
Third Quarter	$4.64	$1.89
Fourth Quarter	$2.20	$0.35

Calendar Year Ending December 31, 2006	High	Low

First Quarter	$11.87	$9.49
Second Quarter	$11.15	$8.76
Third Quarter	$8.73	$5.30
Fourth Quarter	$6.73	$5.25

On March 4, 2008, the last sale price of our common shares, as reported by The NASDAQ Stock Market, was $0.62 per share, and there were 237 holders of record of our common shares.

We have never paid any cash dividends on our common shares and currently anticipate that we will continue to retain future earnings to finance our business. From time to time, our Board of Directors evaluates the desirability of paying cash dividends. The future payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our Board of Directors. The provisions of our credit agreement prohibit us from paying cash dividends for the remaining term of the credit agreement, which expires in December 2010.

In connection with the amendment of our Credit Agreement effective December 29, 2006, and pursuant to a Warrant Purchase Agreement effective as of the same date between us and the purchasers named therein (the “Warrant Agreement”), we issued warrants to purchase 1,538,235 common shares of the Company to such purchasers. The warrants were valued at $4.44 per share, resulting in an aggregate value of $6,830,000, which remains outstanding as of December 31, 2007. The warrants are immediately exercisable at $.01 per share, and expire ten years from the grant date. The warrants contain anti-dilution protection, and provide that, as long as the Warrant Agreement is outstanding, if we issue more than 300,000 common shares under our 2003 Stock Option and Incentive Equity Plan, the warrant holders will receive additional warrants. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated thereunder because such issuance did not involve a public offering of securities. The warrants and the warrant shares constitute “restricted securities” under the Act. For additional information regarding the warrants, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Third Amended Credit Agreement, of this Report. During 2007, we did not engage in any sales of our equity securities that were not registered under the Act. In addition, we did not, nor did any “affiliated purchaser” of ours, purchase any of our equity securities during the fourth quarter of 2007.

Performance Graph

The following performance graph compares the cumulative total shareholder return on our common shares from December 31, 2002 until December 31, 2007, with the cumulative total return of (a) the NASDAQ Composite Index and (b) the Standard & Poor’s Homebuilders Select Industry Index. The performance graph assumes the investment, on December 31, 2002, of $100 in our common shares, the NASDAQ Composite Index, and the Standard & Poor’s Homebuilders Select Industry Index, and that all dividends were reinvested.

	Period Ending
	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
DHOM	100.00	212.84	177.12	74.67	37.05	2.53
NASDAQ Composite Index	100.00	150.01	162.89	165.13	180.85	198.60
S&P Homebuilders Select Industry Index	100.00	176.34	227.50	245.48	200.15	103.30

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. This table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$147,991	$256,760	$415,700	$541,970	$563.464
Cost of real estate sold	170,639	238,734	336,007	426,531	433,841

Gross profit (loss)	(22,648)	18,026	79,693	115,439	129,623
Selling, general and administrative	36,371	50,082	64,475	77,936	74,006

Income (loss) from operations	(59,019)	(32,056)	15,218	37,503	55,617
Interest expense	23,332	11,248	7,745	4,032	2,570

Income (loss) before income taxes	(82,351)	(43,304)	7,473	33,471	53,047
Provision (benefit) for income taxes	(192)	(9,295)	2,147	13,269	21,229

Net income (loss)	$(82,159)	$(34,009)	$5,326	$20,202	$31,818

Basic earnings (loss) per share	$(10.03)	$(4.19)	$0.66	$2.53	$4.01

Diluted earnings (loss) per share	$(10.03)	$(4.19)	$0.65	$2.47	$3.94

Weighted average shares—basic	8,188,957	8,120,205	8,065,586	7,993,369	7,931,600

Weighted average shares—diluted	8,188,957	8,120,205	8,201,694	8,188,304	8,076,174

Consolidated Balance Sheet Data (at period end)
Real estate inventories	$303,062	$371,086	$426,275	$416,519	$326,809
Total assets	$320,695	$404,216	$451,557	$444,480	$356,142
Debt obligations	$211,873	$210,325	$214,540	$200,197	$140,178
Shareholders’ equity	$85,712	$168,464	$195,533	$188,897	$166,061

Operating Data (unaudited)
Homes (in units)
Sales contracts, net of cancellations	708	1,171	1,944	2,450	3,071
Closings	754	1,335	2,146	2,837	3,070
Backlog at period end	220	266	430	632	1,019
Aggregate sales value of homes in backlog at period end	$46,748	$54,855	$89,680	$127,543	$198,940

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Agreement and Plan of Merger

On January 18, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dominion Holding Corp., a Delaware corporation (“Parent”), and Dominion Merger Corporation, an Ohio corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”).

Parent is owned and controlled by companies affiliated with Angelo Gordon & Co., L.P. and Silver Point Capital, L.P. who are, through certain affiliates, lenders to the Company pursuant to the Third Amended and Restated Credit Agreement, and also hold warrants exercisable for the Company’s common shares. Concurrently with the execution and delivery of the Merger Agreement, BRC Properties, Inc. (“BRC”), has entered into a commitment letter with Parent, pursuant to which BRC has committed to contribute its Company common shares to Parent immediately before the Merger in exchange for shares of common stock representing a 9.62% interest in the Parent. BRC is a significant shareholder of the Company, owning approximately 46.2% of the Company’s outstanding common shares and is controlled by the Borror family.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding common share, without par value, of the Company (“Common Shares”), other than Common Shares held of record or beneficially owned by (i) Parent, (ii) Merger Sub (iii) BRC Properties Inc., (iv) the Company or (v) any shareholders who are entitled to and who properly exercise and perfect dissenters’ rights under Ohio law, will be converted into the right to receive $0.65 per share in cash, without interest.

The Board of Directors of the Company approved the Merger Agreement following the unanimous recommendation of a Special Committee comprised entirely of independent directors (the “Special Committee”). The consummation of the Merger is subject, among other things, to the adoption of the Merger Agreement by the Company’s shareholders. BRC and certain members of the Borror family have, concurrently with the execution and delivery of the Merger Agreement, entered into a voting agreement pursuant to which such parties have agreed to vote their shares in favor of the adoption of the Merger Agreement.

The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to other acquisition proposals through March 3, 2008. After this period, the Company is not permitted to solicit other proposals and may not provide information or have discussions regarding alternative proposals, except in certain circumstances. The Merger Agreement also includes other representations, warranties and covenants that are customary for transactions of this type.

Pursuant to the Merger Agreement, immediately before the effective time of the Merger, Parent or Merger Sub will deposit with a paying agent a sufficient amount of cash that provides for the necessary funds to consummate the transactions contemplated by the Merger Agreement.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement attached as Exhibit 2.1 to Form 8-K filed on January 22, 2008.

In connection with the execution and delivery of the Merger Agreement, on January 18, 2008, the Company and all of the participating lenders under the Credit Agreement dated as of December 29, 2006 as amended (the “Credit Agreement”) entered into Amendment No. 7 (the “Seventh Amendment”) to the Credit Agreement, pursuant to which the Company’s lenders agreed to forbear until the earlier of June 30, 2008 or termination of the Merger Agreement from exercising their rights and remedies under the Credit Agreement to facilitate the consummation of the Merger. The January 18, 2008 amendment also provides for a reduction in certain prepayment fees detailed in the Credit Agreement during the “go shop” period set forth in the Merger Agreement, as described above.

Executive Overview

We are a leading builder of high-quality homes and condominiums in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville and Lexington, Kentucky. Our customer-driven focus targets primarily entry-level and move-up home buyers. We offer a variety of homes and condominiums that are differentiated by price, size, included features and available options. Our homes and condominiums range in price from under $100,000 to over $400,000 and in size from approximately 1,000 to 3,500 square feet. During 2007, we introduced the Founders Collection, designed to appeal to price conscious entry-level buyers in select areas. The Founders Collection has fewer standard features and a broader array of options, allowing for a lower entry price for first time home buyers.

Reduced revenues, combined with a higher cost of sales as a percentage of revenues, resulted in a net loss of $82.2 million, or $10.03 per diluted share, for the twelve months ended December 31, 2007 compared to a net loss of $34.0 million, or $4.19 per share, for the twelve months ended December 31, 2006. Net income for the twelve months ended December 31, 2005 was $5.3 million, or $0.65 per diluted share. The decline in profitability over this period reflects lower unit sales and reductions in our gross profit margins to negative 15.3% in 2007 compared to 7.0% in 2006 and 19.2% in 2005. The substantial decline in gross margin that occurred during 2007 and 2006 reflect intensified pricing pressure in our markets and significant reductions in volume. In addition, the Company recorded significant charges to cost of real estate sold related to real estate inventory impairments and the write-off of deposits and pre-acquisition costs incurred for land that we decided not to purchase. These non-cash charges reduced gross margin by 22.2% in 2007, 5.5% in 2006 and 1.6% in 2005. Margins excluding these items would have been 6.9% in 2007, 12.5% in 2006 and 20.8% in 2005.

In mid-2004, new home sales in our markets began to slow and that trend has continued through 2007. We believe the reasons for this slowdown include a decline in the overall demand for new homes, an increased supply of existing home inventory, slowing sales and increased price competition in the resale home market, tighter underwriting standards and other disruptions in the mortgage markets, lower consumer confidence and slower economic growth.

During 2007, we delivered 754 homes with revenues of $148.0 million, compared to 1,335 homes with revenues of $256.7 million during 2006 and 2,146 homes with revenues of $415.7 million in 2005. We sold 708 homes (with a sales volume of $139.4 million) during 2007 compared to 1,171 homes (with a sales value of $219.1 million) during 2006 and 1,944 homes (with a sales value of $370.6 million) in 2005. Our year-end backlog, which consists of homes sold but not yet delivered, declined 17.3% to 220 sales contracts, with an aggregate sales value of $46.7 million as of December 31, 2007, from 266 sales contracts, with an aggregate sales value of $54.9 million as of December 31, 2006. The average sales value of homes in backlog at year-end 2007 increased 3.0% from the prior year.

We continue to aggressively manage and control overhead expenses. For the twelve months ended December 31, 2007 selling, general and administrative expenses declined 27.4% to $36.4 million from $50.1 million in 2006. Selling, general and administrative expenses were $64.5 million in 2005 which indicates a 43.6% reduction over the two year period. Reductions in headcount, stricter cost controls and lower sales and incentive compensation expenses as a result of decreased home deliveries were the primary factors that reduced the expense rate. As a result of the continued weak sales volumes and the generally negative outlook for the homebuilding sector for the next 12 to 18 months, we continue to implement cost reduction initiatives that we believe will further reduce expense levels. These initiatives include fixed cost reductions, additional headcount reductions and additional cuts in discretionary expense items.

During 2007, we executed lease modifications that will reduce our space commitments in both of our Kentucky locations. In Columbus, we completed the consolidation of all of our operations from two buildings into a single building and on December 1, 2007 we terminated the remaining 12 year lease obligation on the second building for a cash payment of $385,000. These actions will reduce annual operating lease commitments for facilities by over 40%. We recognized $0.7 million of expense, consisting primarily of lease termination fees and the write-off of capitalized leasehold improvements, related to these decisions during 2007.

We also closed our Columbus lumber and construction products distribution center in December of 2007. We are currently evaluating various alternatives, including a full or partial sale of our main distribution center. We do not anticipate there will be a material loss resulting from the sale or liquidation of the distribution center assets.

Our land position, which had grown to support the sales levels that were achieved during our peak years of 2001 through 2004, continues to be greater than is required to support current sales activity. In response, we have stopped the acquisition of land and delayed the commencement of construction activities for land that was not already in the development process except where required for near term sales activities. In addition, we sold $15.1 million of land and recognized gains of $404,000 in 2007, sold $13.7 million of land and recognized gains of $795,000 in 2006 and sold $19.3 million of land and recognized gains of $1.9 million in 2005. Cost of real estate sold includes land or real estate inventory impairment charges of $32.8 million in 2007 and land or real estate inventory impairment charges and write-offs of costs and deposits for land we decided not to purchase of $14.2 million in 2006. We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community.

We reduced our land inventory, including estimated lots to be developed on unimproved land, by 12.3% to 13,037 lots as of December 31, 2007 from 14,865 lots as of December 31, 2006 and 17,978 lots as of December 31, 2005. Based on the 754 closings that took place in 2007, our land inventory represented a 17.3 year supply versus our target of maintaining a four to six year supply. As a result, we expect to continue to reduce our total investment in land inventories during 2008 by selling raw land and developed lots that are not required in the near term, delaying significant land acquisitions and continuing to limit land development activities to those subdivisions where we do not have an adequate supply of developed lots. As of December 31, 2007, land held for sale was $24.2 million representing an estimated 1,980 lots.

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

The following table sets forth certain data for the current and each of our last eight quarters:

Three Months Ended	Revenues	Closings	Sales Contracts[1]	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Mar. 31, 2006	$61,785	315	475	590
June 30, 2006	$75,835	398	356	548
Sept. 30, 2006	$64,925	338	209	419
Dec. 31, 2006	$54,215	284	131	266
Mar. 31, 2007	$33,798	165	218	319
June 30, 2007	$38,812	206	206	319
Sept. 30, 2007	$38,120	197	153	275
Dec. 31, 2007	$37,261	186	131	220

[1]	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Year Ended December 31,
	2007	2006	2005
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%	100.0%
Cost of real estate sold	115.3	93.0	80.8

Gross profit (loss)	(15.3)	7.0	19.2
Selling, general and administrative	24.6	19.5	15.5

Income (loss) from operations	(39.9)	(12.5)	3.7
Interest expense	15.7	4.4	1.9

Income (loss) before income taxes	(55.6)	(16.9)	1.8
Provision (benefit) for income taxes	(0.1)	(3.6)	0.5

Net income (loss)	(55.5)%	(13.3)%	1.3%

Operating Data (unaudited)
Homes:
Sales contracts, net of cancellations	708	1,171	1,944
Closings	754	1,335	2,146
Backlog at period end	220	266	430
Average sales price of homes closed during the period (in thousands)	$196	$191	$191
Average sales price of homes in backlog at period end (in thousands)	$212	$206	$209
Aggregate sales value of homes in backlog at period end (in thousands)	$46,748	$54,855	$89,680

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

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing or cannot sell an existing home. Our cancellation rate was 35.9%, 37.4% and 34.8% in 2007, 2006 and 2005, respectively. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in that quarter.

2007 Compared to 2006

Revenues. Our revenues for 2007 were $148.0 million from the delivery of 754 homes compared to $256.8 million from the delivery of 1,335 homes during 2006. Despite delivering 581 fewer homes, the average delivery price of homes for 2007 of $196,000 increased from the $191,000 average delivery price for homes in 2006. Contributing to the decline in revenues was our decision to wind down the operations of our mortgage financing services subsidiary (DHFS). Our 2006 revenues included fee revenue from DHFS of $1.6 million compared to no fee revenue earned in 2007.

Gross Profit. Our gross profit as a percentage of net revenues for 2007 declined to negative 15.3% in 2007 compared to 7.0% in 2006 due primarily to real estate inventory impairment charges recorded during the period. Another factor contributing to the decline in gross profit margin was larger sales discounts, which increased to 9.7% of gross revenues for 2007 compared to 6.8% of gross revenues for 2006 thus reducing our net revenue and lowering the gross profit recognized per home closing. The major components of gross profit margin for 2007 and 2006 were:

	2007	2006
	Percent of House Cost Before Sales Discounts	Percent of House Cost Before Sales Discounts
Sales Discounts	9.7%	6.8%
Land	17.9%	17.7%
Construction costs	57.5%	57.5%
Real estate inventory impairment charges	20.0%	5.1%
Other costs	8.7%	6.3%

	2007	2006
	Percent of Net House Price	Percent of Net House Price
Land	19.8%	19.0%
Construction costs	63.7%	61.7%
Real estate inventory impairment charges	22.2%	5.5%
Other costs	9.6%	6.8%

The 2007 real estate inventory impairment charges item in the above table includes a $32.8 million non-cash charge to cost of real estate sold related to real estate inventory impairment charges. Included in 2006 real estate inventory impairment charges is a similar non-cash charge of $14.2 million related to real estate inventory impairment charges and the write-off of deposits and pre-acquisition costs incurred for land we decided not to purchase. Included in the 2007 other costs line item is $404,000 of gains from land sales of $15.1 million. Included in the 2006 other costs line item is $795,000 of gains from land sales of $13.7 million.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $36.4 million for 2007 compared to $50.1 million for 2006.

Our efforts to better align the scale of our operations with our current sales pace resulted in a 27.4% decline in selling, general and administrative expenses for 2007 compared to 2006. The significant factors that contributed to this decline in total selling, general and administrative expense were a reduction in the number of total employees to 193 as of December 31, 2007 from 283 as of December 31, 2006, the closing of DHFS operations during 2006, stringent cost controls implemented during 2006 that continued during 2007 and lower sales commissions due to fewer home deliveries.

Selling, general and administrative expenses were 24.6% of net revenues in 2007 compared to 19.5% of net revenues in 2006. This is due to the fact that certain corporate expenses, including public company reporting and compliance costs, real estate taxes and building occupancy costs are typically fixed and have not decreased as revenues have declined. In addition, certain other corporate items such as insurance, information technology, architecture, accounting and legal expenses are not directly related to increases or decreases in revenues.

Interest Expense. Our interest expense was $23.3 million for 2007 compared to $11.2 million for 2006. The increase is due to having a significantly higher average borrowing rate, partially offset by lower average borrowings outstanding. Primarily as a result of our higher borrowing rate, $1.8 million more interest capitalized in 2007 than 2006. Our weighted average borrowing rate for 2007, excluding amortization of debt discounts and bank fees, increased to 12.6% in 2007 compared to 7.3% in 2006. Including the amortization of debt discounts and fees, the average borrowing rates were 15.2% in 2007 and 8.1% in 2006. Our average Credit Agreement borrowings outstanding (not including debt discounts and warrants) were $206.4 million for 2007 compared to $210.8 million for 2006.

Provision (Benefit) for Income Taxes. Our income tax benefit for 2007 was $192,000, which consisted primarily of the reversal of tax reserves for which the applicable statute of limitations had lapsed, compared to an income tax benefit of $9.3 million for 2006. Our annual effective tax rate decreased to 0.2% for 2007 compared to 21.5% for 2006. The decrease is primarily a result of our establishment of a full valuation allowance against our $36 million of deferred tax assets based on the uncertainty regarding the future realization through future taxable income or carryback opportunities. If in the future we determine that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. The 2007 effective income tax rate was also impacted by the reversal of $232,000 of tax reserves for which the applicable statute of limitations lapsed. The 2006 effective income tax rate was impacted by an $839,000 reduction of prior year tax liabilities resulting from favorable tax settlements.

2006 Compared to 2005

Revenues. Our revenues for 2006 were $256.8 million from the delivery of 1,335 homes compared to $415.7 million from the delivery of 2,146 homes during 2005. Despite delivering 811 fewer homes, the average delivery price of homes for 2006 of $191,000 remained consistent with the $191,300 average delivery price for homes in 2005. Contributing to the decline in revenues was our decision to wind down the operations of our mortgage financing services subsidiary. Our 2006 revenues included fee revenue from DHFS of $1.6 million compared to $5.1 million in 2005. As of December 31, 2006 DHFS had ceased day to day operations. During 2006, we did not sell any homes for lease back as models. Revenues for 2005 included the sale of 20 model homes, with a sales value of $3.2 million, which we leased back for use as sales models.

Gross Profit. Our gross profit as a percentage of net revenues for 2006 declined to 7.0% in 2006 compared to 19.2% in 2005. One factor contributing to the decline in gross profit margin was larger sales discounts, which increased to 6.8% of gross revenues for 2006 compared to 3.0% of gross revenues for 2005 thus reducing our net revenue and lowering the gross profit recognized per home closing. The major components of gross profit margin for 2006 and 2005 were:

	2006	2005
	Percent of House Cost Before Sales Discounts	Percent of House Cost Before Sales Discounts
Sales Discounts	6.8%	3.0%
Land	17.7%	17.6%
Construction costs	57.5%	53.9%
Real estate inventory impairment and other charges	5.1%	1.5%
Other costs	6.3%	5.4%

	2006	2005
	Percent of Net House Price	Percent of Net House Price
Land	19.0%	18.1%
Construction costs	61.7%	55.6%
Real estate inventory impairment and other charges	5.5%	1.6%
Other costs	6.7%	5.6%

The 2006 real estate inventory impairment and other charges item in the above table includes a $14.2 million non-cash charge related to real estate inventory impairment charges and the write-off of deposits and pre-acquisition costs incurred for land that we decided not to purchase. Included in the 2005 real estate inventory impairment and other charges item is a similar charge of $6.5 million related to the write-off of deposits and pre-acquisition costs incurred for land we decided not to purchase. Included in the 2006 other costs line item is $795,000 of gains from land sales of $13.7 million. Included in the 2005 other costs line item is $1.9 million of gains from land sales of $19.3 million.

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

On December 29, 2006, the Company, all of the participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) for the amendment of our existing credit facilities. Subsequently, on January 26, 2007, March 2, 2007, September 11, 2007, September 27, 2007, October 29, 2007, January 14, 2008, January 18, 2008 and February 21, 2008, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Agreement. The amended Credit Agreement terminates on December 29, 2010. The Credit Agreement includes: (i) a $35 million senior unsecured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien term B loan facility (“Term B Notes”) with detachable warrants exercisable for 1,538,235 common shares of the Company at $0.01 per share (the “Warrants”). As of December 31, 2007, we had no remaining availability under the Credit Agreement, as amended, after adjustment for borrowing base limitations.

As a result of lower than expected sales, reduced profit margins and real estate inventory impairment charges recorded during 2007, we were not in compliance with (i) the minimum consolidated EBITDA, minimum consolidated gross profit and minimum consolidated net worth financial covenants as defined in the Credit Agreement as of June 30, 2007, September 30, 2007 and December 31, 2007, (ii) the minimum free cash flow covenants as defined in the Credit Agreement as of September 30, 2007 and December 31, 2007, and (iii) the maximum leverage ratio covenants as defined in the Credit Agreement as of December 31, 2007. Additionally, we believe it is likely that we will not satisfy those covenants, as well as other covenants under the Credit Agreement in future quarters. The failure to meet these covenants permits our lenders to exercise their remedies under our Credit Agreement. Our lenders have not elected to exercise their available remedies under the Credit Agreement other than the imposition of the default interest rate commencing June 30, 2007. On January 18, 2008 and February 21, 2008 the Credit Agreement was amended and the lenders agreed to forbear exercising their remedies under the agreement until the earlier of June 30, 2008 or the termination of the Merger Agreement in order to facilitate the consummation of the Merger. There can be no assurance that the Merger will be completed prior to June 30, 2008, or that if it is not completed, that the lenders will agree to any further modifications of the existing Credit Agreement. If we are unable to negotiate waivers or amendments to these covenants from the lenders, they could, among other remedies, continue to impose the default interest rate, terminate our ability to make any new borrowings, accelerate the payment of all existing borrowings under the Credit Agreement and foreclose on their liens on substantially all of our assets. If the lenders exercise their other remedies resulting from the event of default, there is no assurance that we would be able to obtain financing to pay amounts owed under the Credit Agreement and it is likely that we would have to consider seeking protection from our creditors under the federal bankruptcy laws. There can be no assurance that the lenders will agree to any modifications of the existing Credit Agreement.

We rely on the cash flow from home sale closings, proceeds from the sale of land and developed lots and funds from our Credit Agreement to meet our short-term cash obligations. The primary reasons that we could require additional capital are sustained operating deficits or recoveries and expansions in our existing markets that would require us to fund the development of additional lots and homes under construction inventories. See Part I, Item 1A Risk Factors—“Our business is cyclical and is significantly affected by changes in national and local economic, business and other conditions, most of which are beyond our control.”

During 2006 and continuing in 2007, we slowed the acquisition of additional land and delayed the commencement of construction activities for land not already in the development process. We also identified various land parcels and developed lots that we are offering for sale and have classified these parcels and lots as land held for sale as of December 31, 2007. We will continue to evaluate our land holdings and expect that we may identify additional excess inventory that will be offered for sale. By limiting future land acquisition and development activities, selling excess inventory of undeveloped land and developed lots and reducing our developed lot inventories through the sale of new homes, we expect to continue to significantly reduce our total investment in land inventories and apply a significant portion of the proceeds toward reducing outstanding borrowings.

Sources and Uses of Cash

For the Three Year Period Ended December 31, 2007

Our net cash provided by operating activities was $10.0 million in 2007 compared to net cash provided by operating activities of $3.1 million in 2006. Contributing to the positive cash flow from operating activities was the receipt of $10.5 million in federal income tax refunds during 2007 as a result of loss carrybacks to previous tax years and $8.0 million of Term B interest during the second half of 2007 that was added to the outstanding balance rather than paid in cash. The improvement was also attributable to significant reductions in our real estate inventories as a result of home closings and land sales. A $15.9 million decline in homes under construction inventories, primarily reflecting a $9.4 million reduction in inventory homes, was a major component of the real estate inventory reduction during 2007 compared to 2006. The change in real estate inventories during 2007 included land sales of $15.1 million, which generated gains on sale of $404,000 and $32.8 million of non-cash impairment charges. The change in real estate inventories during 2006 included land sales of $13.7 million, which generated gains on sale of $795,000, and $14.2 million of non-cash impairment charges and write-offs of land and lot option deposits and pre-acquisition costs. Partially offsetting the cash generated by the reduction in real estate inventories and the federal tax refunds were the net loss recorded in 2007, and declines in accounts payable and accrued liabilities in 2007 as compared to 2006.

Our net cash provided by investing activities was $309,000 in 2007 compared to $5.3 million used in 2006. The decrease in cash used in investing activities is attributable to a $6.8 million increase in cash deposited as collateral for outstanding letters of credit in 2006 compared to an $885,000 reduction in this restricted cash in 2007. During 2006 the Company received proceeds of $1.8 million from the sale of a 50.1% ownership interest in Centennial. In addition, our capital expenditures decreased from $1.3 million in 2006 to $653,000 in 2007.

Financing activities required $11.3 million of cash during 2007 compared to $1.7 million of cash that was provided by financing activities during 2006. During 2007 the net borrowings on our revolving line of credit were $338,000 and we made scheduled principal payments of $10 million on our term debt and $1.1 million on seller financed debt and capital leases. During 2006 our net borrowings, including the restructuring of our line of credit in December 29, were $455,000, payments on seller debt and capital leases were $835,000 and we received cash proceeds of $2.1 million from the termination of interest rate swap agreements.

During 2006 net cash provided by operating activities was $3.1 million in 2006 compared to net cash used in operating activities of $6.0 million in 2005. The improvement was primarily attributable to significant reductions in our real estate inventories during 2006 compared to an increase in 2005. Partially offsetting the cash generated by the reduction in real estate inventories were the net loss recorded in 2006, and declines in accounts payable and accrued liabilities in 2006 as compared to 2005.

Our net cash used in investing activities was $5.3 million in 2006 compared to $2.2 million in 2005. The increase in cash used in investing activities is attributable to $6.8 million of cash deposited as collateral for outstanding letters of credit and proceeds of $1.8 million from the sale of a 50.1% ownership interest in Centennial in 2006. In addition, our capital expenditures decreased from $3.1 million in 2005 to $1.3 million in 2006.

Our financing activities provided cash of $1.7 million during 2006 compared to $5.1 million during 2005. Net proceeds from our Credit Agreement borrowings were $11.6 million in 2006 compared to $10.9 million in 2005 and we received $2.1 million of cash related to the termination of our interest rate swap agreements during 2006. We made payments of $812,000 on seller financed debt during 2006 compared to $4.8 million of payments during 2005 and incurred additional costs in 2006 in connection with the restructuring of our line of credit.

Real Estate Inventories

The following table sets forth an estimate of our land inventory as of December 31, 2007, and includes (a) land that we own and (b) land that we control under option agreements and contingent contracts and that has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change. We generally do not purchase land for resale. However, when land that we own no longer fits into our development plans, we offer this land for sale, primarily to other homebuilders and commercial developers.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Estimated Total Number of Lots	Inventory Value
Land we own:
Central Ohio	1,632	756	7,073	9,461	$196,482,000
Kentucky	232	334	825	1,391	30,237,000
Land we control:
Central Ohio	—	—	205	205	—
Kentucky	—	—	—	—	—
Held for sale:
Central Ohio	71	57	1,798	1,926	20,793,000
Kentucky	54	—	—	54	3,377,000

Total Land Inventory at December 31, 2007	1,989	1,147	9,901	13,037	$250,889,000

Total Land Inventory at December 31, 2006	2,084	1,364	11,417	14,865	$301,637,000

Lots on which inventory homes are being constructed are included in homes under construction in our Consolidated Balance Sheets and are not included in the table above. As of December 31, 2007, we had 209 inventory homes 177 in Ohio and 32 in Kentucky), in various stages of construction, representing an aggregate investment of $21.2 million. As of December 31, 2006, we had 256 inventory homes (197 in Ohio and 59 in Kentucky), representing an aggregate investment of $30.6 million.

As of December 31, 2007, we owned lots or land that we estimate could be developed into approximately 12,832 lots (11,387 in Ohio and 1,445 in Kentucky). As of that date, we also controlled, through option agreements or contingent contracts, land that we estimate could be developed into approximately 205 additional lots, all of which are in Ohio. These option agreements, that we determined were more likely than not to have the contingencies satisfied, expire at various dates through 2011. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

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

Based on the 754 homes delivered during 2007, our inventory of 13,037 lots as of December 31, 2007 represented an approximately 17.3 year supply compared to our target range of a four to six year supply. In contrast, during the preceding five years, from 2002 through 2006, we sold 11,213 homes. Based on average annual sales during that five year period of 2,243 homes, our inventory of 13,037 lots as of December 31, 2007 would have represented a 5.8 year supply.

As noted previously, our gross margin as a percent of revenues decreased to negative 15.3% for 2007 compared to 7.0% for 2006. The decline in gross margin is primarily the result of larger sales discounts, real estate inventory impairment charges on communities and land held for sale, and gains and losses from the sale of land. We provided sales incentives and special pricing promotions throughout 2006 and continuing during 2007 in order to maintain market share and generate cash flow from the continued reduction of inventories. We believe these discounts reflect extremely competitive pricing in our markets and we anticipate that gross margins will slowly begin to recover in future periods as the housing market recovers.

We completed $15.1 million of land sales and recognized a gain of $404,000 during 2007. We completed $13.7 million of land sales and recognized a gain of $795,000 during 2006. The gains relate to land sales where the net proceeds from the sale exceed the capitalized value of the land. We review the recoverability of inventory carrying values quarterly and reduce the carrying value to fair value when cost is not expected to be recovered. Approximately $5.1 million and $5.5 million of land sales in 2007 and 2006, respectively, reported above, represent parcels previously impaired by $0.9 million and $1.1 million.

Land held for sale as of December 31, 2007 includes unimproved land and lots under development with an aggregate inventory value of $24.2 million (8.0% of our total land inventory) and represents 1,980 lots (15.2% of our total estimated lots). The carrying value of land held for sale includes reserves of $9.6 million that were recorded to reduce the carrying value of certain of the parcels to fair value. Approximately $10.1 million of the land held for sale as of December 31, 2007 is subject to sales contracts. These contracts generally contain due diligence requirements and other contingencies that allow the purchaser to cancel the contract, subject only to forfeiture of any non-refundable deposits. Most of the contracts are scheduled to be fulfilled within the next 12 months, however, certain sales contracts are scheduled to be fulfilled at various dates through 2010.

We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities for each community. We record impairment charges, determined based on a discounted cash flow analysis, to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or the sale of the land parcel or lot. During 2007 and 2006, we recorded non-cash charges to cost of real estate sold related to real estate inventory impairment charges of $32.8 million and $14.2 million respectively. Of the various impairment charges recorded to reduce the carrying amounts of certain communities to their fair (recoverable) value, $39.5 million are included on the Consolidated Balance Sheet as of December 31, 2007 as a reduction in the basis of land and land development costs and homes under construction. Of the $39.5 million, $9.6 million is associated with the $33.8 million of land currently held for sale and $28.9 million is associated with undeveloped land, communities and lots where the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. A discount rate of 13.5% was applied to calculate the level of impairment charges recorded at December 31, 2006 and was increased to 15.5% for the December 31, 2007 calculation. Real estate market prices for both developed and undeveloped lots are subject to a number of economic factors including new home demand, current selling prices for both new and existing homes, inventory levels in specific markets and interest rates. Further deterioration in either the demand for new homes in our markets or the gross margins that we are able to achieve from home sales may require additional inventory write downs in future periods.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Revolving Line of Credit(a)	$17,138	$—	$17,138	$—	$—
Term Notes A and B	186,994	15,812	171,182	—	—
Seller financed debt	7,676	812	5,242	1,622	—
Operating leases	6,032	1,066	1,344	1,023	2,599
Capital lease obligations	65	27	38	—	—

Total contractual cash obligations	$217,905	$17,717	$194,944	$2,645	$2,599

(a)	The interest obligation associated with the Revolving Line of Credit will be based upon the outstanding principal and the related variable rate of interest through its maturity date of December 29, 2010 (see Note 5 of the Notes to the Consolidated Financial Statements for more details).

Credit Agreement. On December 29, 2006, we entered into the Credit Agreement for the amendment of our existing credit facilities. Subsequently, on January 26, 2007, March 2, 2007, September 11, 2007, September 27, 2007, October 29, 2007, January 14, 2008, January 18, 2008 and February 21, 2008, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Agreement. The amended Credit Agreement terminates on December 29, 2010 and includes: (i) a $35 million Revolving Line of Credit; (ii) $110 million Term A Notes; and (iii) $90 million Term B Notes with detachable warrants exercisable for 1,538,235 common shares of the Company at $0.01 per share.

If an Event of Default (as defined in the Credit Agreement) occurs under the Credit Agreement, the Security Agreement, or certain other related agreements specified in the Credit Agreement, the Senior Administrative Agent, at the request of or with the consent of the required lenders, may, among other actions, (i) impose the default rate specified in the Credit Agreement; (ii) terminate the Company’s ability to make new borrowings under the Revolving Line of Credit; (iii) accelerate the repayment of all existing borrowings under the Credit Agreement, and (iv) foreclose on the lenders’ liens on substantially all of the Company’s assets.

As a result of the lower than expected sales, reduced profit margins and impairment charges recorded during 2007, we were not in compliance with (i) the minimum consolidated EBITDA, minimum consolidated gross profit and minimum net worth financial covenants as defined in the Credit Agreement as of June 30, 2007, September 30, 2007 and December 31, 2007, (ii) the minimum free cash flow covenants as defined in the Credit Agreement as of September 30, 2007 and December 31, 2007, and (iii) the maximum leverage ratio covenants as defined in the Credit Agreement as of December 31, 2007. The failure to meet these covenants permits our lenders to exercise their remedies under our Credit Agreement. Our lenders have not elected to exercise their available remedies under the Credit Agreement other than the imposition of the default interest rate commencing June 30, 2007. On January 18, 2008 and February 21, 2008 the Credit Agreement was amended and the lenders agreed to forbear exercising their remedies under the agreement until the earlier of June 30, 2008 or the termination of the Merger Agreement in order to facilitate the consummation of the Merger. There can be no assurance that the Merger will be completed prior to June 30, 2008, or that if it is not completed, that the lenders will agree to any further modifications of the existing Credit Agreement.

Revolving Line of Credit and Term A Notes

Under the Credit Agreement, the Revolving Line of Credit has a $10 million sub-limit for letters of credit, which are fully cash collateralized by drawings under the Revolving Line of Credit. Interest on the Revolving Line of Credit and the Term A Notes is calculated based on either LIBOR plus 4.25% or the prime rate plus

3.25%, at our option. The Term A Notes are subject to quarterly amortization, with payments beginning in the third quarter of 2007. The Revolving Line of Credit and the Term A Notes are cross-defaulted with each other and with the Term B Notes. We may redeem the Term A Notes at our option, subject to prepayment premiums as set forth in the Credit Agreement. We are subject to an unused line fee on the Revolving Line of Credit equal to 0.50% of the unused line. Pursuant to the terms of the Credit Agreement, 75% percent of the net proceeds from certain land sales in excess of $2 million per year must be used to redeem the Term A Notes. In the event of a change in control of the Company, we are required to redeem the Term A Notes at 102% of face value, including any accrued but unpaid interest.

The Revolving Line of Credit and the Term A Notes are secured by liens granted by us (and certain of our subsidiaries) on all of our tangible and intangible personal property and substantially all of our real estate, including subsequently-acquired property, as set forth in the Amended and Restated Security Agreement dated as of December 29, 2006 among the Company, the subsidiary grantors named therein, Silver Point Finance, LLC, as Senior Administrative Agent, and The Huntington National Bank, as Administrative Agent (the “Security Agreement.”) . The Term A Notes and the Revolving Line of Credit have the same level of seniority, and rank senior to the Term B Notes.

The Revolving Line of Credit and Term A Notes contain the following additional provisions:

•	with certain exceptions, we may not dispose of assets outside the ordinary course of business;

•	with certain exceptions, we may not become liable for contingent liabilities;

•	with certain exceptions, we may not incur additional indebtedness or grant additional liens;

•	our annual operating lease rentals may not exceed $5 million;

•	with certain exceptions, we may not acquire any of our own shares;

•	we may not declare or pay any cash dividends;

•	except under certain circumstances, we may not change our chief executive officer or chief operating officer;

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

Term B Notes

Under the Credit Agreement, the Term B Notes accrue interest at a rate of 15% per year, with interest accrued and added to the outstanding principal balance. Quarterly, we have the option to pay the interest in cash rather than have it added to the principal balance if a revolving loan availability test and other compliance matters are satisfied. We may redeem the Term B Notes subject to prepayment premiums set forth in the Credit Agreement, beginning June 29, 2008, or at a make-whole amount provided in the Credit Agreement prior thereto.

The Term B Notes may not be redeemed prior to full redemption of the Term A Notes. In the event of a change in control of the Company, we are required to redeem the Term B Notes at the applicable prepayment premium or the make-whole premium provided in the Credit Agreement, whichever is applicable. Holders of the Term B Notes are entitled to designate two members, reasonably acceptable to us, for election to our Board of Directors, so long as the original holders of the Term B Notes continue to hold at least 51% of the outstanding principal amount of the Term B Notes. Pursuant to the terms of a Voting Agreement dated December 29, 2006, between the holders of the Term B Notes, Purchasers of the Warrants, and BRC Properties, Inc. (“BRC”), BRC will vote all of the shares of the Company that it beneficially owns in favor of the designated Board members.

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

Warrants

Pursuant to a Warrant Purchase Agreement dated as of December 29, 2006 the holders of the Term B Notes received detachable warrants in the aggregate amount of 1,538,235 common shares of the Company. The warrants would constitute 18.1% of our common shares that are currently outstanding (17.9% of the Company’s common shares outstanding on a fully diluted basis assuming that all outstanding options were exercised and all restricted shares were vested). The warrants are exercisable at $.01 per share, and expire 10 years from the grant date. The warrants contain anti-dilution protection, and provide that if we issue more than 300,000 shares under our 2003 Stock Option and Equity Incentive Plan during the 10 year period from the grant date, the warrant holders will receive additional warrants equal to 17.5% of the shares issued in excess of 300,000.

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

For a more detailed description of the Credit Agreement, including restrictions it imposes on our business activities, see Note 5, Revolving Line of Credit and Term Notes, in the Notes to the Consolidated Financial Statements herein.

Seller Financing. From time to time, we purchase land with seller financing. As of December 31, 2007, we held land for development that was partially financed with seller-provided term debt that had an outstanding balance of approximately $7.7 million at interest rates ranging from 5.0% to 8.25%.

Capital and Operating Leases. We believe the best use of our Credit Agreement is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are also financed through operating lease obligations. These assets include office facilities, model homes, construction trailers, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. Our capital lease obligations were $65,000 as of December 31, 2007. We believe our operating leases are properly classified as off-balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was $6.0 million as of December 31, 2007. For further information on our leases, see Note 7, Operating Lease Commitments, and Note 9, Related Party Transactions, in the Notes to the Consolidated Financial Statements included herein.

Land Purchase Commitments. As of December 31, 2007, we did not have any non-cancelable contractual obligations to purchase residential lots or unimproved land. However, we did have $1.5 million of cancelable obligations to purchase lots or unimproved land pursuant to option agreements or contingent contracts.

Off-balance Sheet Arrangements

The following is a summary of our commercial commitments under off-balance sheet arrangements as of December 31, 2007 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Commercial commitments:
Performance bonds	$27,550	$26,483	$733	$334	$—
Letters of credit	5,784	1,246	4,527	11	—
Cancelable land contracts	1,540	387	802	351	—

Total commercial commitments	$34,874	$28,116	$6,062	$696	$—

Performance Bonds and Irrevocable Letters of Credit. We are often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of December 31, 2007, we had $27.6 million and $5.8 million of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. We are released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, we do not believe that any currently outstanding performance bond or irrevocable letter of credit will be called.

The availability and cost of surety instruments is subject to the level of construction activity, our financial condition and other industry factors. Although at times we have experienced difficulty in obtaining performance bonds, we believe that we have sufficient capacity from insurers and under our letter of Credit Agreement to satisfy the requirements of our 2008 development plans.

Variable Interest Entities. From time to time, we enter into joint ventures with other homebuilders to own and develop communities. These joint ventures, partnerships and limited liability companies engage in land development activities for the purpose of distributing developed lots to the partners in the joint ventures. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interests. We receive our percentage interest in the lots developed in the form of capital distributions. As of December 31, 2007, we had ownership interests in six active joint ventures with ownership interests ranging from 33% to 50%. These joint ventures generally do not incur debt, except for seller requested financing arrangements upon purchasing the land for the joint ventures. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements. See Note 3, Joint Ventures, in the Notes to the Consolidated Financial Statements included herein.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which, depending on the circumstances, could qualify as variable interest entities under FIN 46R. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have evaluated all of our land options and contingent purchase contracts and have concluded that, as of December 31, 2007 and 2006, we did not have any outstanding contracts requiring consolidation as a result of the application of FIN 46R.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. As of December 31, 2007, we had $1.5 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. We had not made any good faith deposits or incurred any related due diligence costs on these cancelable contractual obligations as of December 31, 2007. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from borrowings.

As of December 31, 2007, we had no cancelable contractual obligations subject to determination of whether we were reasonably likely to complete the purchase.

We own a 49.9% interest in Alliance Title Agency, Ltd. (“Alliance”), a title insurance agency that provides closing services for our Central Ohio homes. We determined that Alliance is a variable interest entity and consolidated it with our other homebuilding operations effective January 1, 2004. As of December 31, 2007, our investment in Alliance was $50,000. Minority interest associated with Alliance is included in accrued liabilities on our Consolidated Balance Sheets.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently considering the potential impact of adopting FAS 159 on its consolidated financial position and results of operations.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Impairment charges to reduce our real estate inventories to net realizable value are recorded using several factors, including, but not limited to, the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities. Impairment charges are based upon a discounted cash flow analysis to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or through the sale of land parcel or lot. The adequacy of our impairments could be materially affected by changes in market conditions.

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

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates on borrowings under our Credit Agreement. Under the Credit Agreement, interest on our Revolving Line of Credit and Term A Notes is variable and calculated, at our option, based on either LIBOR plus 4.25% or the prime rate plus 3.25%. As of December 31, 2007, our Revolving Line of Credit and Term A Notes bear interest at a rate of 11.125%, which was determined using the LIBOR option and includes a 2.0% default interest rate premium as a result of our non-compliance with certain financial covenants under the Credit Agreement at June 30, 2007, September 30, 2007 and December 31, 2007. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates for our borrowings outstanding as of December 31, 2007:

	Expected maturity date
	2008	2009	2010	Total
	(dollars in thousands)
Liabilities
Variable rate	$20,000	$40,000	$57,138	$117,138
Average interest rate*	11.125%	11.125%	11.125%	11.125%
Fixed rate	—	—	$98,029	$98,029
Average interest rate*	—	—	17.00%	17.00%

*	Does not include impact of amortization of debt discount and debt issuance costs or the impact of the recognition of deferred gains from the termination of interest rate swap contracts, but does include the 2.0% default interest rate premium.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we undertook an assessment of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Dominion Homes, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and was not in compliance with certain financial covenants as defined in the Company’s credit agreement, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PricewaterhouseCoopers LLP

Columbus, Ohio

March 7, 2008

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues	$147,991	$256,760	$415,700
Cost of real estate sold	170,639	238,734	336,007

Gross profit (loss)	(22,648)	18,026	79,693
Selling, general and administrative	36,371	50,082	64,475

Income (loss) from operations	(59,019)	(32,056)	15,218
Interest expense	23,332	11,248	7,745

Income (loss) before income taxes	(82,351)	(43,304)	7,473
Provision (benefit) for income taxes	(192)	(9,295)	2,147

Net income (loss)	$(82,159)	$(34,009)	$5,326

Earnings (loss) per share
Basic	$(10.03)	$(4.19)	$0.66

Diluted	$(10.03)	$(4.19)	$0.65

Weighted average shares outstanding
Basic	8,188,957	8,120,205	8,065,586

Diluted	8,188,957	8,120,205	8,201,694

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$2,067	$3,032
Restricted cash	5,877	6,762
Accounts receivable
Due from financial institutions for residential closings	54	639
Other	1,248	1,690
Real estate inventories
Land and land development costs	226,719	281,316
Homes under construction	51,722	67,585
Land held for sale	24,170	20,321
Other	451	1,864

Total real estate inventories	303,062	371,086

Prepaid expenses and other	5,628	16,484
Property and equipment, at cost	12,144	13,371
Less accumulated depreciation	(9,385)	(8,848)

Total property and equipment	2,759	4,523

Total assets	$320,695	$404,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,099	$7,945
Deposits on homes and land under contract	751	1,017
Accrued liabilities	15,260	16,465
Revolving line of credit	17,138	16,800
Term notes	186,994	184,779
Seller financed debt and capital lease liability	7,741	8,746

Total liabilities	234,983	235,752

Commitments and contingencies
Shareholders’ equity
Common shares, without stated value, 12,000,000 shares authorized, 8,838,283 shares issued and 8,505,737 shares outstanding on December 31, 2007 and 8,756,959 shares issued and 8,424,413 shares outstanding on December 31, 2006	70,446	69,970
Deferred compensation	(5)	(11)
Retained earnings	17,624	99,783
Accumulated other comprehensive income	533	1,608
Treasury stock, at cost (332,546 shares at December 31, 2007 and 2006, respectively)	(2,886)	(2,886)

Total shareholders’ equity	85,712	168,464

Total liabilities and shareholders’ equity	$320,695	$404,216

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share information)

	Number of Shares	Common Shares	Deferred Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
			Liability	Trust Shares
Balance, December 31, 2004	8,226,515	$64,875	$(1,057)	$(1,087)	$128,466	$586	$(2,886)	$188,897
Net income	—	—	—	—	5,326	—	—	5,326
Recognition of unrealized hedging gain, net of deferred taxes of ($625)	—	—	—	—	—	1,091	—	1,091

Comprehensive income								6,417
Shares awarded	1,600	35	—	—	—	—	—	35
Exercises of stock options	44,100	199	—	—	—	—	—	199
Issuance of restricted stock awards	2,500	46	(46)	—	—	—	—	—
Change in value and vesting of restricted stock awards	—	(876)	1,233	—	—	—	—	357
Forfeitures of restricted stock awards	(30,000)	(428)	—	—	—	—	—	(428)
Deferred compensation	—	—	(49)	105				56

Balance, December 31, 2005	8,244,715	63,851	81	(982)	133,792	1,677	(2,886)	195,533

Net loss	—	—	—	—	(34,009)	—	—	(34,009)
Recognition of unrealized hedging gain, net of deferred taxes	—	—	—	—	—	(69)	—	(69)

Comprehensive income								(34,078)
Shares awarded	11,698	91	—	—	—	—	—	91
Exercises of stock options	5,000	24	—	—	—	—	—	24
Share based compensation expense	163,000	42	—	—	—	—	—	42
Unearned compensation reclass as of FAS 123R adoption date	—	(868)	868	—	—	—	—	—
Issuance of warrants to purchase common shares	—	6,830	—	—	—	—	—	6,830
Deferred compensation	—	—	(205)	227	—	—	—	22

Balance, December 31, 2006	8,424,413	69,970	744	(755)	99,783	1,608	(2,886)	168,464

Net loss	—	—	—	—	(82,159)	—	—	(82,159)
Recognition of unrealized hedging gain, net of deferred taxes	—	—	—	—	—	(1,075)	—	(1,075)

Comprehensive loss	—	—	—	—	—	—	—	(83,234)
Shares awarded	37,926	140	—	—	—	—	—	140
Share based compensation expense	43,398	336	—	—	—	—	—	336
Deferred compensation	—	—	(89)	95	—	—	—	6

Balance, December 31, 2007	8,505,737	$70,446	$655	$(660)	$17,624	$533	$(2,886)	$85,712

The accompanying notes are an integral part of the Consolidated Financial Statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(82,159)	$(34,009)	$5,326
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	7,153	3,979	3,245
Amortization of unearned compensation	402	42	(15)
Amortization of accumulated other comprehensive income	(1,075)	(443)	—
Payment-in-kind interest	8,029	—	—
Loss on impaired real estate inventories	32,796	14,175	6,491
Gain on sale of land	(404)	(795)	(1,923)
Loss on fixed assets	313	200	315
Issuance of common shares for compensation	140	91	35
Deferred income taxes	—	3,253	575
Changes in assets and liabilities:
Accounts receivable	1,027	2,734	(368)
Real estate inventories	35,989	35,113	(15,663)
Prepaid expenses and other	10,494	(11,784)	(846)
Accounts payable	(846)	(3,520)	2,148
Deposits on homes under contract	(266)	(466)	260
Accrued liabilities	(1,559)	(5,481)	(5,603)

Net cash provided by (used in) operating activities	10,034	3,089	(6,023)

Cash flows from investing activities:
Purchase of property and equipment	(653)	(1,265)	(3,050)
Proceeds from sale of property and equipment	77	958	840
Proceeds from sale of investment in Centennial Home Mortgage, LLC	—	1,838	—
Investment in Centennial Home Mortgage, LLC	—	(75)	—
Change in restricted cash	885	(6,762)	—

Net cash provided by (used in) investing activities	309	(5,306)	(2,210)

Cash flows from financing activities:
Payments on revolving line of credit	(11,100)	(312,737)	(112,636)
Proceeds from revolving line of credit	11,438	124,297	123,498
Proceeds from term notes	—	200,000	—
Payments on term notes	(10,000)	—	—
Payments of debt issuance costs	(558)	(11,105)	(165)
Payments on seller financed debt	(812)	(812)	(4,838)
Payments on capital lease obligations	(276)	(23)	(981)
Proceeds from termination of interest rate swaps	—	2,051	—
Proceeds from exercise of stock options	—	24	199

Net cash provided by (used in) financing activities	(11,308)	1,695	5,077

Net change in cash and cash equivalents	(965)	(522)	(3,156)
Cash and cash equivalents, beginning of year	3,032	3,554	6,710

Cash and cash equivalents, end of year	$2,067	$3,032	$3,554

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$16,592	$17,708	$7,228

Income taxes paid	$103	$408	$4,000

Supplemental disclosures of non-cash activities:
Term note interest paid in kind	$8,029	$—	$—

Land acquired with seller financing	$—	$—	$9,300

Consolidated real estate inventory not owned	$—	$—	$2,100

Capital lease obligations	$83	$281	$—

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

Basis of Presentation: The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern and include the accounts of the Company, its consolidated subsidiaries, Alliance Title Agency, LTD, a variable interest entity in which the Company is deemed to be the primary beneficiary and joint venture investments accounted for using the equity method (see Note 3 Joint Ventures). Inter-company transactions are eliminated.

The Company has incurred net losses during each quarter in 2006 and 2007 as a result of changes in national and local economic, business and other conditions affecting the homebuilding industry. As a result, the Company is not in compliance with certain financial covenants included in the Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”)(see Note 5 Revolving Line of Credit and Term Notes). In addition, current projections do not indicate that the Company will be in compliance with covenants during the remainder of the Credit Agreement and the Company currently does not have adequate availability on the credit agreement to meet operating cash needs during 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As described in Note 13 Agreement and Plan of Merger the Company entered into an agreement on January 18, 2008 under which affiliates of its two primary lenders, who also hold warrants to purchase common shares, and BRC, the Company’s largest shareholder have offered to acquire all of the outstanding common shares of the Company other than those held by the acquiring shareholders in a going private transaction. The Board of Directors of the Company approved the Merger Agreement following the unanimous recommendation of a Special Committee comprised entirely of independent directors.

In connection with the execution and delivery of the Merger Agreement, on January 18, 2008 and February 21, 2008, the Company and all of the participating lenders under the Credit Agreement entered into amendments pursuant to which the Company’s lenders agreed to forbear until the earlier of June 30, 2008 or termination of the Merger Agreement from exercising their rights and remedies under the Credit Agreement to facilitate the consummation of the Merger.

There can be no assurance that the Merger will be completed prior to June 30, 2008, or that if it is not completed, that the lenders will agree to any further modifications of the existing Credit Agreement. If the Company is unable to negotiate waivers or amendments to these covenants from the lenders, they could, among other remedies, continue to impose the default interest rate, terminate our ability to make any new borrowings, accelerate the payment of all existing borrowings under the Credit Agreement and foreclose on their liens on substantially all of our assets. If the lenders exercise their other remedies resulting from the event of default, there is no assurance that the Company would be able to obtain financing to pay amounts owed under the Credit Agreement and it is likely that the Company would have to consider seeking protection from our creditors under the federal bankruptcy laws. There can be no assurance that then lenders will agree to any modifications of the existing Credit Agreement.

As a result, of the above conditions, the recurring losses from operations and the noncompliance with certain financial covenants, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s uncertainty as a going concern.

Segment Information: The Company’s homebuilding operations conducted in Ohio and Kentucky have been determined to have similar economic characteristics including similar historical and expected future operating performance, similar product offerings, pricing and margins, which otherwise meet the criteria for aggregation in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Relation Information.” The Company’s title operations directly support its homebuilding operations and services to outside parties are rare. Therefore, the homebuilding operations and title operations have been aggregated into one reportable segment—the homebuilding segment.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2006, the Company’s cash equivalents were comprised of money market funds. There were no cash equivalents at December 31, 2007.

Restricted Cash: Under the terms of its Third Amended and Restated Credit Agreement dated December 29, 2006, the Company was required to place funds on deposit in an amount equal to its outstanding letters of credit. The funds must remain on deposit until the related letter of credit expires or is cancelled and returned to the issuing bank. As of December 31, 2007 and 2006, the Company maintained $5,796,000 and $6,762,000 of restricted cash related to its letters of credit. As of December 31, 2007, the Company also placed $81,000 on deposit in lieu of performance bonds or letters of credit with municipalities. The funds must remain on deposit until the requirements of the municipality have been satisfied. We had no such deposits at December 31, 2006.

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

The Company evaluates the recoverability of its real estate inventories in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using several factors including, but not limited to, the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities on a community level basis. The Company records real estate inventory impairment charges based upon a discounted cash flow analysis to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or through the sale of land parcel or lot.

The Company recognized impairment charges, included in cost of real estate sold, of $32,796,000, $14,175,000 and $6,491,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The impairment charges consist of write-downs of inventory carrying value to fair values, adjustments to the carrying value of certain parcels of land held for sale to fair value and reserves and write-offs of acquisition costs and deposits for land the Company decided not to purchase.

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

A summary of interest expense and a reconciliation of changes in capitalized interest for the years ended December 31 is as follows:

	2007	2006	2005
Interest incurred	$31,525,000	$17,644,000	$12,477,000
Interest capitalized	(8,193,000)	(6,396,000)	(4,732,000)

Interest expense	$23,332,000	$11,248,000	$7,745,000

Capitalized interest, beginning of year	$7,739,000	$5,007,000	$4,598,000
Interest capitalized	8,193,000	6,396,000	4,732,000
Capitalized interest charged to cost of real estate sold	(4,998,000)	(3,664,000)	(4,323,000)

Capitalized interest, end of year	$10,934,000	$7,739,000	$5,007,000

Debt Issuance Costs: Fees and costs incurred in connection with the Company’s revolving line of credit are capitalized as other assets and are included in prepaid expenses and other in the Consolidated Balance Sheets. Fees and costs associated with the Company’s Term A and Term B notes are recorded as a debt discount. These debt issuance costs are amortized to interest expense over the terms of the respective agreements. As of December 31, 2007 and 2006, debt issuance costs were $998,000 and $1,330,000, respectively. The Company recorded amortization expense of $332,000, $1,598,000 and $446,000 related to debt issuance costs for the years ended December 31, 2007, 2006, and 2005, respectively. Amortization expense in 2006 includes $368,000 of debt issuance costs written off upon the Company entering into the Third Amended and Restated Credit Agreement dated December 29, 2006. The charge represents the portion of debt issuance costs associated with the extinguished portion of the previous credit agreement outstanding as of December 29, 2006 that were not considered to relate to the new borrowing arrangement going forward.

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

During the three years ended December 31, 2007, the Company’s only hedging activity has been the execution of cash flow hedges through the use of various interest rate swap agreements, effectively converting the variable interest rates to fixed interest rates on a portion of its outstanding debt. In late October 2006, the

Company liquidated its interest rate swap agreements for cash proceeds of $2,051,000. The liquidation resulted in an unrealized gain which is included in accumulated other comprehensive income. The unrealized gain is being amortized to earnings as a reduction of interest expense over the original contract term of the interest rate swap agreements, which were set to expire at various dates through June 2009. As of December 31, 2007 and 2006, the only component in accumulated other comprehensive income is $533,000 and $1,608,000, respectively, of unrealized gain related to the terminated interest rate swap agreements.

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

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization of property and equipment are recognized on the straight-line method at rates adequate to amortize costs over the estimated useful lives of the applicable assets. The estimated useful lives of assets range from three to forty years. Depreciation and amortization expense was $2,110,000, $2,427,000 and $2,875,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Property and equipment included assets subject to capital leases with a cost of $83,000 and related accumulated amortization of $15,000 as of December 31, 2007. Property and equipment included assets subject to capital leases with a cost of $281,000 and related accumulated amortization of $23,000 as of December 31, 2006. Property and equipment under capital lease primarily includes computer equipment and furniture and fixtures.

Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized and amortized over the estimated useful lives of the applicable assets. The cost and accumulated depreciation for assets sold or retired is removed, and any resulting gain or loss is reflected in operations.

The Company assesses the impairment of property and equipment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. The Company did not record any impairment losses for the years ended December 31, 2007, 2006 or 2005.

Warranty Costs: The Company provides a two-year warranty covering the roof, windows, doors and all mechanical elements of its homes, including the heating, plumbing and electrical systems. The Company also offers a 30-year warranty covering all major structural components in its Celebration and Celebration Classic Series, Independence Collection, Founders Collection, Patriot Series and Tradition Series homes and a 10-year structural warranty on its Metropolitan Series homes. The Company initially provides an estimated amount of warranty cost for each home at the date of closing based on historical warranty experience. The Company periodically evaluates the adequacy of the reserve based on its experience. Factors that affect the Company’s warranty liability include the number of homes closed, historical warranty claims and cost per claim.

A reconciliation of the changes in the warranty liability for the years ended December 31 is as follows:

	2007	2006	2005
Balance at the beginning of the period	$1,827,000	$2,010,000	$3,175,000
Warranty expense	583,000	1,236,000	789,000
Settlements made (in cash or in kind) during the period	(1,119,000)	(1,419,000)	(1,954,000)

Balance at the end of the period	$1,291,000	$1,827,000	$2,010,000

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value due to the short period of time to maturity or settlement. The fair value of the Company’s variable rate debt approximates the carrying value due to the interest terms adjusting with movements in LIBOR, including a 2% default interest cost at December 31, 2007. The portion of the Company’s debt at a fixed rate was priced on December 29, 2006, and the carrying value approximated fair value as of December 31, 2006. The carrying value of our fixed rate debt still approximates fair value at December 31, 2007 after consideration of the 2% default interest increase during 2007.

Revenue Recognition: The Company recognizes revenues from the sale of homes, including fees earned for title services, at the time it conveys title to the home buyer. Accounts receivable due from financial institutions for residential closings represent payments to be received on completed closings.

Advertising Costs: The Company expenses advertising costs when incurred. Advertising expense was $3,603,000, $4,256,000 and $6,259,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Earnings (Loss) per Share: Basic earnings (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share has been computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if common share equivalents were exercised or converted into common shares. Common share equivalents include stock options when the average market share price for the period exceeds the exercise price of the stock option, restricted shares when the performance contingencies, if any, are achieved and warrants when the average market share price for the period exceeds the exercise price of the warrant.

A reconciliation of the weighted average common shares used in basic and diluted earnings (loss) per share computations is as follows:

	2007	2006	2005
Weighted average shares—basic	8,188,957	8,120,205	8,065,586
Common share equivalents	—	—	136,108

Weighted average shares—diluted	8,188,957	8,120,205	8,201,694

The Company reported net losses for 2006 and 2007. In accordance with SFAS No. 128, Earnings per Share, potentially dilutive common share equivalents, including stock options, restricted shares and warrants to purchase common shares were excluded from the per share computations due to their antidilutive effect on such losses.

As of December 31, 2005, there were 183,000 stock options which were antidilutive and excluded from the computations of diluted earnings per share, as their exercise prices were higher than the Company’s average share price during the reporting period.

As of December 31, 2005, there were 60,000 restricted shares excluded from the computations of diluted earnings per share because the performance contingencies related to those shares had not been achieved.

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

As of January 1, 2006, the Company adopted FAS No. 123R, Share-Based Payment (“FAS 123R”), which revises FAS No. 123, Accounting for Stock-Based Compensation. FAS 123R applies to all new awards granted, all awards modified, repurchased, or cancelled after the required effective date, and to the unvested portion of previously granted awards outstanding as of the required effective date. FAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company elected to apply the modified prospective approach for existing share-based payment awards outstanding at the date of adoption. The method requires the Company to value stock options and non-vested share awards granted prior to the adoption of FAS 123R under the fair value method and recognized expense for the unvested portion of awards over the remaining vesting period.

The following table illustrates the pro-forma effects on net income and earnings per share as if the Company had accounted for share-based compensation expense using the fair value method, as required by FAS 123R, for the year ended December 31, 2005:

Net income, as reported	$5,326,000
Add: stock based compensation expense (benefit) included in reported net income, net of related tax effects	(50,000)
Deduct: stock based compensation expense (benefit) determined using the fair value method, net of related tax effects	932,000

Pro forma net income	$4,344,000

Earnings per share:
Basic as reported	$0.66
Basic pro forma	$0.54
Diluted as reported	$0.65
Diluted pro forma	$0.53

The Company generally grants share-based compensation awards using authorized but previously unissued common shares.

The Company uses the Black-Scholes model to determine the fair value of its new stock option award grants. Non-vested share awards granted to employees are valued based on the market price of the Company’s common shares on the date of grant. The Company estimates forfeitures in calculating the compensation expense related to all share-based payment awards. Compensation cost arising from stock option and non-vested share awards granted to employees is recognized as expense using the straight-line method over the vesting period. In addition, FAS 123R requires the Company to report the benefits of tax deductions in excess of recognized compensation cost as both a financing cash inflow and an operating cash outflow. There were no such benefits recorded during 2007.

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

	2007	2006	2005
Expected volatility	54%	59%	168%
Expected dividends	0%	0%	0%
Expected term (in years)	8	8	8
Risk-free rate	4.55%	5.02%	4.20%

Recently Issued Accounting Pronouncements: In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently considering the potential impact of adopting FAS 159 on its consolidated financial position and results of operations.

2. Land Purchase Commitments:

Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which the Company’s obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. As of December 31, 2007, the Company had $1,540,000 of cancelable contractual obligations for which the Company determined that it was reasonably likely that it will complete the land purchase of approximately 205 lots. The Company had not made any good faith deposits, or incurred any related pre-acquisition or due diligence costs related to these cancelable contractual obligations as of December 31, 2007.

Cancelable contractual obligations for which the Company has determined that it is reasonably likely that it will complete the land purchase are expected to be completed in the following years:

Year	Cancelable Contracts
2008	$387,000
2009	400,000
2010	402,000
2011	351,000
2012 and thereafter	—

Total	$1,540,000

As of December 31, 2007, the Company had no cancelable contractual obligations subject to determination of whether it was reasonably likely to complete the purchase.

3. Joint Ventures:

Land Development Joint Ventures

The Company has equity interests, ranging from 33% to 50%, in joint venture partnerships and limited liability companies that are engaged in land development activities. The participants in the joint venture fund the development costs and acquire substantially all of the developed lots of the joint venture in proportion to their equity interests. The Company evaluates the recoverability of its investment in joint ventures using the same criteria as for other real estate inventories. The evaluation at December 31, 2007 did not indicate any impairment in these real estate investments.

The Company accounts for these investments in land development joint ventures using the equity method. The Company’s investment in land development joint ventures, which is included in land and land development costs, was $9,224,000 and $9,054,000 as of December 31, 2007 and 2006, respectively.

Summary financial information representing 100% of land development joint venture assets, liabilities and equity as of December 31 are set forth below:

	2007	2006
Land and land under development	$18,024,000	$18,550,000
Other assets	1,468,000	1,011,000

Total assets	$19,492,000	$19,561,000

Liabilities	$913,000	$874,000
Partners’ equity	18,579,000	18,687,000

Total liabilities and partners’ equity	$19,492,000	$19,561,000

The revenues, expenses and net income or loss from land development joint ventures are recorded in cost of real estate sold and were not material to the Company’s results of operations in 2007, 2006 or 2005.

Centennial Home Mortgage, LLC

On March 31, 2006, the Company, the Company’s mortgage financing services subsidiary (Dominion Homes Financial Services, Ltd. or “DHFS”), Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”) formed a new joint venture, Centennial Home Mortgage, LLC (“Centennial”). DHFS contributed $75,000 in cash and various assets to establish Centennial. Then, pursuant to the Assignment of Interest Agreement between the parties, Wells Fargo paid DHFS $1,838,000 for a 50.1% interest in the joint venture and DHFS retained ownership of the remaining 49.9% of Centennial. The sale of the investment in Centennial generated a deferred gain of $1,800,000 that is included in accrued liabilities in the Consolidated Balance Sheet. The deferred gain will only be recognized in earnings in the event the Company discontinues its relationship with Centennial or otherwise satisfies applicable accounting requirements for the recognition of the gain. Centennial operates as a full-service mortgage bank to the Company’s customers and the general public and is an operating subsidiary of Wells Fargo Bank, N.A.

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

	2007	2006
Investment in Centennial, beginning of period	$188,000	$—
Capital contributions	—	37,000
Equity method earnings	916,000	347,000
Distributions received	(907,000)	(196,000)

Investment in Centennial, end of period	$197,000	$188,000

The Company’s share of Centennial’s undistributed earnings was $160,000 and $151,000 as of December 31, 2007 and 2006, respectively.

4. Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following as of December 31:

	2007	2006
Debt issuance costs	$998,000	$1,330,000
Income taxes receivable	393,000	11,081,000
Cash value of Company owned life insurance	3,299,000	3,027,000
Prepaid insurance	193,000	246,000
Investment in Centennial	197,000	188,000
Other	548,000	612,000

Total prepaid expenses and other	$5,628,000	$16,484,000

5. Revolving Line of Credit and Term Notes:

On December 29, 2006, the Company and all of the participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) for the amendment of the Company’s existing credit facility. Subsequently, on January 26, 2007, March 2, 2007, September 11, 2007, September 27, 2007, October 29, 2007, January 14, 2008, January 18, 2008 and February 21, 2008, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Agreement. The amended Credit Agreement terminates on December 29, 2010 and includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”) with detachable warrants exercisable for 1,538,235 common shares of the Company at $0.01 per share (the “Warrants”).

As a result of lower than expected sales, reduced profit margins and real estate inventory impairment charges recorded during 2007, we were not in compliance with (i) the minimum consolidated EBITDA, minimum consolidated gross profit and minimum consolidated net worth financial covenants as defined in the Credit Agreement as of June 30, 2007, September 30, 2007 and December 31, 2007, (ii) minimum free cash flow covenants as defined in the Credit Agreement as of September 30, 2007 and December 31, 2007, and (iii) the maximum leverage ratio covenants as defined in the Credit Agreement as of December 31, 2007. Additionally, it is likely that the Company will not satisfy those covenants, as well as other covenants under the Credit Agreement in future quarters. The failure to meet these covenants permits the lenders to exercise their remedies under our Credit Agreement. The lenders have not elected to exercise their available remedies under the Credit

Agreement other than the imposition of the default interest rate commencing June 30, 2007. On January 18, 2008 and February 21, 2008 the Credit Agreement was amended and the lenders agreed to forbear exercising their remedies under the agreement until the earlier of June 30, 2008 or the termination of the Merger Agreement ( see Note 13 Agreement and plan of Merger) in order to facilitate the consummation of the Merger. There can be no assurance that the Merger will be completed prior to June 30, 2008, or that if it is not completed, that the lenders will agree to any further modifications of the existing Credit Agreement. If the Company is unable to negotiate waivers or amendments to these covenants from the lenders, they could, among other remedies, continue to impose the default interest rate, terminate our ability to make any new borrowings, accelerate the payment of all existing borrowings under the Credit Agreement and foreclose on their liens on substantially all of our assets.

Borrowings outstanding under the Credit Agreement consisted of the following as of December 31:

	2007	2006
Revolving Line of Credit	$17,138,000	$16,800,000

Term A Notes	100,000,000	110,000,000
Debt discount on Term A Notes	(2,935,000)	(4,615,000)
Term B Notes	98,029,000	90,000,000
Debt discount on Term B Notes	(2,883,000)	(3,776,000)
Warrant discount on Term B Notes	(5,217,000)	(6,830,000)

Term Notes	186,994,000	184,779,000

Total Credit Agreement borrowings	$204,132,000	$201,579,000

As of December 31, 2007, the Company had no remaining availability under the Credit Agreement, as amended, after adjustment for borrowing base limitations. Since June 30, 2007, at which date the Company was no longer in compliance with certain financial covenants, the Company has been subject to additional default interest at a rate of 2% per annum.

Revolving Line of Credit and Term A Notes

Under the Credit Agreement, the Revolving Line of Credit has a $10 million sub-limit for letters of credit, which are fully cash collateralized by drawings under the Revolving Line of Credit. Interest on the Revolving Line of Credit and the Term A Notes is calculated based on either LIBOR plus 4.25% or the prime rate plus 3.25%, at the Company’s option. The Term A Notes are subject to quarterly repayment requirements that began in the third quarter of 2007. The Revolving Line of Credit and the Term A Notes are cross-defaulted with each other and with the Term B Notes. The Company may redeem the Term A Notes at its option, subject to prepayment premiums as set forth in the Credit Agreement. The Company is subject to an unused line fee on the Revolving Line of Credit equal to 0.50% of the unused line. Pursuant to the terms of the Credit Agreement, 75% percent of the net proceeds from certain land sales in excess of $2 million per year must be used to redeem the Term A Notes. In the event of a change in control of the Company, the Company is required to redeem the Term A Notes at 102% of face value, including any accrued but unpaid interest.

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

The Revolving Line of Credit and Term A Notes contain the following additional provisions:

•	with certain exceptions, the Company may not dispose of assets outside the ordinary course of business;

•	with certain exceptions, the Company may not become liable for contingent liabilities;

•	with certain exceptions, the Company may not incur additional indebtedness or grant additional liens;

•	the Company’s annual operating lease rentals may not exceed $5 million;

•	with certain exceptions, the Company may not acquire any of its own shares;

•	the Company may not declare or pay any cash dividends;

•	except under certain circumstances, the Company may not change its chief executive officer or chief operating officer;

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

The Company incurred $4,615,000 of fees and costs in connection with the establishment of the Term A Notes. These costs were recognized as debt discount and are being amortized to interest expense using the effective interest method. As of December 31, 2007, $2,935,000 of the fees and costs remain unamortized.

Principal payments on the Term A Notes in years subsequent to December 31, 2007 are as follows:

Year	Payment
2008	$20,000,000
2009	40,000,000
2010	40,000,000

Total	$100,000,000

Term B Notes

Under the Credit Agreement, the Term B Notes accrue interest at a rate of 15% per year, with interest accrued and added to the outstanding principal balance. Quarterly, the Company has the option to pay the interest in cash rather than have it added to the principal balance if a revolving loan availability test and other compliance matters are satisfied. The Company paid $6,825,000 of interest in cash in the first and second quarters of 2007 and added $8,029,000 of interest to the principal balance in the third and fourth quarters of 2007. The Company may redeem the Term B Notes subject to prepayment premiums set forth in the Credit Agreement, beginning

June 29, 2008, or at a make-whole amount provided in the Credit Agreement prior thereto. The Term B Notes may not be redeemed prior to full redemption of the Term A Notes. In the event of a change in control of the Company, the Company is required to redeem the Term B Notes at the applicable prepayment premium or the make-whole premium provided in the Credit Agreement, whichever is applicable. Holders of the Term B Notes are entitled to designate two members, reasonably acceptable to the Company, for election to the Company’s Board of Directors, so long as the original holders of the Term B Notes continue to hold at least 51% of the outstanding principal amount of the Term B Notes. Pursuant to the terms of a Voting Agreement dated December 29, 2006, between the holders of the Term B Notes, Purchasers of the Warrants, and BRC Properties, Inc. (“BRC”), BRC will vote all of the shares of the Company that it beneficially owns in favor of the designated Board members.

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

The Company incurred $3,776,000 of fees and costs in connection with the establishment of the Term B Notes. These costs were recognized as debt discount and are being amortized to interest expense using the effective interest method. As of December 31, 2007, $2,883,000 of the fees and costs remain unamortized.

Warrants

Pursuant to a Warrant Purchase Agreement dated as of December 29, 2006, the holders of the Term B Notes received detachable warrants in the aggregate amount of 1,538,235 common shares of the Company. The warrants would constitute 18.1% of the Company’s common shares outstanding as of December 31, 2007 (17.9% of the Company’s common shares outstanding on a fully diluted basis assuming that all outstanding options were exercised and all restricted shares were vested). The warrants are exercisable at $.01 per share, and expire 10 years from the grant date. The warrants contain anti-dilution protection, and provide that if the Company issues more than 300,000 shares under its 2003 Stock Option and Equity Incentive Plan during the 10 years after the grant date, the warrant holders will receive additional warrants equal to 17.5% of the shares issued in excess of 300,000.

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

The Noreen-Wolfson valuation model yielded a per share value of $4.44 for each warrant. The resulting fair value of $6,830,000 assigned to the warrants as permanent equity is included in common shares on the

Consolidated Balance Sheet and the corresponding amount assigned to the warrants as debt discount on the Term B Notes is being amortized to interest expense using the effective interest method. As of December 31, 2007, $5,217,000 of the debt discount remains unamortized.

Senior Unsecured Revolving Credit Facility

The Company executed various other amendments to its Credit Facility during 2006 prior to the December 29, 2006 amendment. This Senior Unsecured Revolving Credit Facility did not have a balance at December 31, 2007 and 2006, as it was replaced by the new revolving line of credit, Term A Notes and Term B Notes on December 29, 2006. On March 30, 2006, the Company and the participant banks in the Credit Facility amended the facility to, among other things, decrease the amount of the facility, change the borrowing base limitations, revise various financial covenants, impose additional business restrictions and secure borrowings under the facility by liens on substantially all of the Company’s assets, including real estate. On August 10, 2006, the Company and the participating banks amended the definition of borrowing base to increase the Company’s potential borrowing base by $10 million from August 11, 2006 through September 30, 2006. On September 29, 2006 and October 31, 2006, the Company and its lenders executed amendments to the facility that waived compliance with the minimum interest coverage ratio covenant at June 30, 2006 and September 30, 2006, and increased the Company’s potential borrowing base by $15,000,000 from October 1, 2006 through December 31, 2006. That amendment also increased the borrowing rate to prime rate plus 1%, and required that certain cash proceeds reduce the revolving credit commitment.

Prior to the September 29, 2006 amendment, the agreement included a variable rate of LIBOR rate plus a margin based on the Company’s interest coverage ratio, which ranged from 1.75% to 4.00%, and was determined quarterly. The margin was 2.50% for the first and second quarters of 2006 and 3.0% for the third quarter of 2006. The September 29, 2006 amendment eliminated all LIBOR rate based borrowings subsequent to November 6, 2006 and approved the termination of the Company’s existing interest rate swap contracts. On October 23, 2006 the Company closed the outstanding positions on the $110.0 million of interest rate contracts. An unrealized gain on the settlement of these contracts of $2,051,000 was deferred and is being recognized as a reduction in interest expense over the original contract term of the interest rate swap agreements, which were set to expire at various dates through June 30, 2009.

6. Seller Financed Debt and Capital Lease Liability:

Seller financed debt and capital lease liability consisted of the following as of December 31:

	2007	2006
Mortgage note due in February 2010 at an interest rate of 8.25%. Letters of credit totaling approximately $4,615,000 as of December 31, 2007 and 2006 have been pledged as collateral.	$3,620,000	$3,620,000
Mortgage note due in August 2012 at an interest rate of 5.0%. Land with a book value of approximately $6,641,000 as of December 31, 2007 and 2006 have been pledged as collateral.	4,056,000	4,868,000
Capital lease obligations due in installments through March 2010	65,000	258,000

Total seller financed debt and capital lease liability	$7,741,000	$8,746,000

Seller financed debt and capital lease liability mature in years subsequent to December 31, 2007 as follows:

Year	Payment
2008	$839,000
2009	841,000
2010	4,439,000
2011	811,000
2012	811,000
Thereafter	—

Total	$7,741,000

7. Operating Lease Commitments:

Rent expense charged to operations is primarily for office facilities, construction trailers, vehicles, model homes, model furniture, computer equipment and office equipment, including month-to-month leases and non-cancelable commitments. Rent expense was $3,089,000, $3,591,000 and $4,506,000 for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 9 Related Party Transactions to the Consolidated Financial Statements for additional information related to office facility leases.

Minimum rental commitments due under non-cancelable operating leases are as follows:

Year	Minimum Rentals
2008	$1,066,000
2009	795,000
2010	549,000
2011	509,000
2012	514,000
Thereafter	2,599,000

Total	$6,032,000

8. Income Taxes (Benefit):

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2007	2006	2005
Current:
Federal	$(187,000)	$(11,286,000)	$1,059,000
State and local	(5,000)	(834,000)	513,000

	(192,000)	(12,120,000)	1,572,000
Deferred:
Federal	(27,645,000)	(4,211,000)	367,000
State	(849,000)	(484,000)	208,000

	(28,494,000)	(4,695,000)	575,000
Valuation allowance	28,494,000	7,520,000	—

Provision (benefit) for income taxes	$(192,000)	$(9,295,000)	$2,147,000

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The components of the net deferred tax asset as of December 31 are as follows:

	2007	2006
Assets:
Accrued expenses	$1,100,000	$983,000
Deferred gain	688,000	712,000
Property and equipment	381,000	192,000
Valuation reserves	14,643,000	4,780,000
Charitable contributions carryforward	893,000	371,000
Federal net operating loss carryforward	16,870,000	—
State net operating loss carryforward	768,000	276,000
AMT credit carryforward	671,000	206,000

Gross deferred tax assets	36,014,000	7,520,000
Less valuation allowance	(36,014,000)	(7,520,000)

Net deferred income taxes as recorded on the consolidated balance sheet	$—	$—

As of December 31, 2007, the Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. As of December 31, 2007, the Company had federal net operating loss carryforwards of $49,617,000 expiring in 2027 and state net operating loss carryforwards of $4,603,000 and $8,192,000 expiring in 2026 and 2027, respectively.

A reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is summarized below for the years ended December 31:

	2007	2006	2005
Statutory income tax rate	34.0%	34.0%	34.0%
Permanent differences	0.2%	0.7%	(2.4%)
State and local taxes, net of federal benefit	1.0%	3.4%	11.0%
Tax examination settlements, net of contingencies	0.2%	1.0%	(7.2%)
Charitable contribution of appreciated property	—	—	(3.9%)
Valuation allowance	(34.6%)	(17.4%)	—
Other	(0.6%)	(0.2%)	(2.8%)

Effective income tax rate	0.2%	21.5%	28.7%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
Balance at the beginning of the period	$178,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	3,000
Reductions for tax positions of prior years for:
Changes in judgment	51,000
Settlements during the period	—
Lapses of applicable statutes of limitations	(232,000)

Balance at the end of the period	$—

The Company recognizes interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. During the year ended December 31, 2007, the Company recognized a benefit of $42,000 from accrued interest and penalties released due to a statute of limitation expiration related to unrecognized tax benefits. The Company had $0 and $31,000 of interest and penalties accrued as of December 31, 2007 and 2006.

9. Related Party Transactions:

Prior to the Company’s initial public offering of common shares in 1994, its homebuilding operations were part of BRC Properties, Inc. (“BRC”), formerly known as Borror Realty Corporation. BRC owned 3,926,324 common shares of the Company, or approximately 46.2% of its outstanding common shares as of December 31, 2007.

The Company leases its corporate office building in Central Ohio from BRC. The office lease commenced January 1, 1998. Pursuant to Amendment No. 3 to the lease, the Company extended the expiration date of the office building lease to November 30, 2017 and provided for a revised rent schedule. Amendment No. 3 also granted the Company an option to renew the lease for an additional five-year term beginning December 1, 2017 and expiring on November 30, 2022. The terms of Amendment No. 3 of Lease and the termination of lease were negotiated and approved by the audit committee of the Company’s Board of Directors, which consists entirely of independent directors after review by an MAI designated member appraiser retained by the Committee. Lease expense was $475,000, $434,000 and $454,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company previously leased a second office building from BRC. The lease commenced November 1, 2003, had a lease term of fifteen years and a triple net rental rate per square foot of $12.58 for the first five years, $13.18 for the second five years and $13.83 for the last five years. Effective November 30, 2007, the Company entered into a Second Modification of Lease with BRC. The Second Modification of Lease provided the Company with an option to terminate the lease at any time on or after December 1, 2007. On December 1, 2007, the Company and BRC entered into an agreement to terminate the lease, effective as of December 1, 2007. As a result of the early termination, the Company paid an early termination fee of $385,000. The terms of the Second Modification of Lease and the termination of lease were negotiated and approved by the audit committee of the Company’s Board of Directors, which consists entirely of independent directors after review by an MAI designated appraiser retained by the Committee. Lease expense was $769,000 (including the early termination fee of $385,000), $419,000 and $419,000 for 2007, 2006 and 2005, respectively.

BRC reimbursed the Company $4,800 in 2005 for miscellaneous services performed by Company personnel.

During 2007, 2006 and 2005, the Company purchased $4,000, $32,000 and $15,000, respectively, of merchandise from a vendor, of which a member of the Company’s Board of Directors is an executive officer and shareholder.

10. Retirement Plans:

The Company offers a retirement plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code, which covers substantially all of its employees. Full-time employees are eligible to become a participant in the retirement plan on the first day of a calendar quarter following at least 30 days of service. Part-time employees are generally eligible to become a participant in the retirement plan on the first day of a calendar quarter after the 12 month period beginning on the date of hire. The Company matches 100% of the first 3% and 50% of the next 2% of employee voluntary deferrals of compensation. The Company’s 401(k) match expense totaled $481,000, $824,000 and $1,138,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Alliance also offers a retirement plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code, which covers substantially all of its employees after one year of service. Alliance matches 100%

of the first 6% of employee voluntary deferrals of compensation. At its discretion, Alliance may also contribute as an employer contribution a percentage of a participant’s compensation, for all participants employed as of December 31 of each year. Alliance contributed, aside from its match contribution, 0%, 0% and 2% of employee compensation in 2007, 2006 and 2005, respectively. Alliance’s 401(k) expense totaled $12,000, $17,000 and $28,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

11. Compensation Plans:

Share-Based Compensation

In March 1994, the Company adopted the Dominion Homes, Inc. Incentive Stock Plan, as amended (“the 1994 Plan”). The 1994 Plan reserved 850,000 common shares for issuance. The Company granted incentive stock options, non-qualified stock options, restricted common shares and common shares representing 761,461 issued or issuable common shares during the ten years the 1994 Plan was in existence. As of December 31, 2007, there were no share-based compensation awards still outstanding under the 1994 Plan.

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

The 2003 Plan prohibits the Company from repricing stock options without shareholder approval, and provides that no more than a deminimus number of awards granted under the Plan will constitute (i) options with an exercise price below fair market values, (ii) time-based restricted shares of performance stock that vests in less than three years, or (iii) performance-based restricted shares that vest in less than one year.

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

Grants of options to purchase common shares have an exercise price that is equal to the fair market value of common shares on the grant date (110% of fair market value for incentive stock options granted to 10% shareholders) and are subject to vesting periods ranging from immediate vesting to a five year vesting period. Regardless of the vesting period, all options must be exercised within ten years of the grant date (five years for incentive stock options granted to 10% shareholders). Generally, vesting is accelerated in the event of a change in control as defined in the 2003 Plan.

A summary of the Company’s stock options outstanding as of December 31, and changes during the years then ended is presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	65,500	$19.76	136,333	$21.85	232,100	$19.26
Granted	15,000	$5.26	12,500	$10.57	15,000	$14.48
Cancelled or forfeited	(15,000)	$20.79	(78,333)	$22.89	(66,667)	$22.65
Exercised	—	—	(5,000)	$4.75	(44,100)	$4.50

Outstanding at end of year	65,500	$16.20	65,500	$19.76	136,333	$21.85

Exercisable options	64,300	$16.13	63,700	$19.76	92,933	$21.98
Unvested options	1,200	$20.00	1,800	$20.00	43,400	$21.57

Outstanding at end of year	65,500	$16.20	65,500	$19.76	136,333	$21.85

The following table summarizes information about stock options outstanding at December 31, 2007:

Year Issued	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
2003	$24.24	15,000	5.50 Years	15,000
2004	$20.00-$28.20	13,000	6.45 Years	11,800
2005	$14.48	10,000	7.37 Years	10,000
2006	$10.57	12,500	8.37 Years	12,500
2007	$5.26	15,000	9.35 Years	15,000

		65,500		64,300

As of December 31, 2007, there was $14,000 of unrecognized compensation cost related to 1,200 unvested stock options outstanding, based on the grant date fair value of the options. Valuations of the options granted and exercised during 2007, 2006, and 2005 were as follows:

	2007	2006	2005
Weighted average fair value of options granted	$5.26	$10.57	$14.48
Intrinsic value of stock options exercised(a)	—	$26,000	$569,000

(a)	The intrinsic value of stock options represents the amount by which the share price exceeds the exercise price of the option on the date of exercise.

A summary of the weighted average remaining contractual term and intrinsic value of options outstanding and exercisable as of December 31, 2007 is presented below:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a)
Options outstanding at period end	7.41	$—
Options exercisable at period end	7.42	$—

(a)	The share price as of December 31, 2007 exceeds the exercise price for all stock options outstanding. Therefore, the stock options have no intrinsic value.

A summary of the Company’s non-vested restricted share awards outstanding as of December 31, and changes during the years then ended is presented below:

	2007		2006		2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	285,000	$11.58	152,000	$21.69	185,000	$19.43
Granted	112,500	$4.73	280,000	$10.47	2,500	$18.40
Cancelled or forfeited	(172,561)	$8.87	(117,000)	$22.40	(30,000)	$7.50
Vested	(77,817)	$14.51	(30,000)	$10.27	(5,500)	$21.57

Outstanding at end of year	147,122	$7.98	285,000	$11.58	152,000	$21.69

The following table summarizes information about restricted common shares outstanding at December 31, 2007:

Year Issued	Number Outstanding	Vesting Period	Performance Criteria
2006	47,500	4 years	Company shareholders’ equity exceeds $220 million at any quarter end period
2006	35,622	4 years	None
2007	64,000	4 years	None

	147,122

As of December 31, 2007, there was $497,000 of total unrecognized compensation cost related to non-vested restricted share awards outstanding, based on the grant date fair value of the awards. That cost is expected to be recognized over a weighted average period of 2.53 years. The total fair value of the 77,817 restricted shares that vested during 2007 was $275,000 based on the market value of the shares at the vest date.

A summary of the Company’s total share-based compensation expense, which is based on the grant date fair value of the related award, for the year ended December 31 is as follows:

	2007	2006
Vesting of stock option awards	$58,000	$135,000
Reversal of previously recognized share-based compensation expense related to stock options	—	(38,000)
Vesting of restricted share awards	499,000	762,000
Forfeiture of restricted share awards	(155,000)	(718,000)
Reversal of previously recognized share-based compensation expense related to restricted share awards	—	(99,000)

Share-based compensation expense	402,000	42,000
Income tax expense related to share-based compensation awards	—	34,000

Total share-based compensation expense, net of tax	$402,000	$8,000

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

During 2007, employees surrendered 21,541 shares to cover the payroll taxes due on their restricted shares generated by the vesting of the shares in 2007. The impact was a $66,000 decrease in common shares and is reported in the share based compensation expense line in the Consolidated Statement of Changes in Shareholders’ Equity.

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

The Company recognized compensation expense related to the Amended and Restated Executive Deferred Compensation Plan of $3,000, $18,000 and $71,000 for the years ending December 31, 2007, 2006 and 2005, respectively. The deferred compensation liability related to the Amended and Restated Executive Deferred Compensation Plan was $655,000 and $744,000 as of December 31, 2007 and 2006, respectively, and is reflected as a component of shareholders’ equity.

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

In December 2007, the Company amended the SERP to (i) allow vesting to its participants immediately upon the occurrence of a change in control, (ii) eliminate the second trigger requirement of termination of employment prior to vesting, and (iii) amend certain provisions to comply with, and take advantage of transition relief under Section 409A of the Internal Revenue Code of 1986, as amended.

Upon a participant satisfying the qualification requirements, the Company is required to make a lump sum distribution to the participant equal to the value of the participants’ account. If for any reason the above criteria are not met, any accrued benefits will be recognized as income at that time. The Company expensed $697,000, $511,000 and $140,000 related to the SERP for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, $2,653,000 and $1,936,000, respectively, were accrued under the SERP.

The Company purchased cost recovery life insurance on the lives of the participants in the SERP. The Company is the sole owner and beneficiary of such policies. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the SERP if assumptions made as to policy earnings are realized. As of December 31, 2007 and 2006, the cash surrender value of these policies was $3,299,000 and $2,832,000, respectively.

12. Commitments and Contingencies:

The Company is often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of December 31, 2007, the Company had $27,550,000 and $5,784,000 of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. The Company is released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, the Company does not believe that any currently outstanding performance bonds or irrevocable letters of credit will be called.

The Company has deposited $141,000 of cash with municipalities in lieu of performance bonds. This deposit is recorded in accounts receivable other in our Consolidated Balance Sheet as of December 31, 2007. The Company will receive refund of the deposit when the contractual performance requirements are completed. The Company fully expects the requirements will be met and the deposit will be refunded.

On February 21, 2006, a purported class action lawsuit captioned Stuart, et al. v. Dominion Homes Financial Services, Inc., et al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against Dominion Homes Financial Services, Ltd. (“DHFS”), a subsidiary of the Company, and National City Mortgage Co. The complaint includes statutory claims, claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where we were unable to obtain final HUD approval for FHA-insured mortgages. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who were allegedly promised FHA mortgages by the defendants, but who did not receive an FHA-insured loan. The complaint seeks damages, including actual damages, statutory damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability. Plaintiffs also seek statutory damages for the defendants’ alleged failure to notify plaintiffs of alleged changes to the terms of their mortgages.

On September 26, 2007, the Court granted plaintiff’s motion to certify a class, which the Court defined as all persons who on or after September 14, 2002, applied to defendant DHFS for an FHA mortgage to purchase a home in VPP; received notice from defendant National City Mortgage Co. approving the application for an FHA loan; subsequently closed and signed documents with defendant DHFS which referenced an FHA loan and/or an FHA identifying case number, only later to discover their mortgage was not FHA eligible. Based on the information available to date, a maximum number of loans qualifying under the class definition would not exceed 41.

On October 11, 2007, co-defendant National City Mortgage Co. filed a motion for leave to file an interlocutory appeal challenging class certification. On December 13, 2007, the Sixth Circuit Court of Appeals issued an order granting National City leave to file an interlocutory appeal. The Sixth Circuit has not yet issued an Order setting forth a briefing schedule, and the matter remains pending on appeal.

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against us, DHFS, named and unnamed appraisers who have worked with us, and unnamed charitable organizations that have provided our customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of our homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. On December 1, 2006, defendant Valuation Resources, Inc., the valuation company that provided appraisals of the plaintiffs’ homes for the Company, filed a motion for summary judgment with respect to plaintiffs’ claims for fraud, misrepresentation, conspiracy, and OCSPA. On February 7, 2007, the Court granted this motion in its entirety. The plaintiffs appealed this decision on April 10, 2007. In addition, on December 28, 2006, the Court granted the Company’s and DHFS’s motions for summary judgment regarding plaintiff’s individual claims and class allegations relating to the OCSPA. On March 28, 2007, the plaintiffs filed a notice of voluntary dismissal with respect to all remaining claims against the defendants with the right to refile. The summary judgment rulings related to Valuation Resources that were the subject of the April 10, 2007 appeal to Franklin County Court of Appeals were all upheld on January 15, 2008 and on February 25, 2008 the Plaintiff’s appealed that judgment to the Ohio Supreme Court.

On February 23, 2006, a similar purported class action lawsuit captioned Rudawsky, et al. v. Borrer, et al., Case No. C206144 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against us, our Chairman and Chief Executive Officer, certain of our affiliates and current and former officers, and The Nehemiah Corporation of America by plaintiff homeowners who purchased homes from the Company using the Nehemiah down payment assistance program. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ alleged participation in fraudulent conduct related to the Nehemiah down payment assistance program in violation of federal statutes and Ohio law. The complaint further alleges that defendants fraudulently misrepresented and concealed the cost and operation of the Nehemiah program from plaintiffs. Plaintiffs purport to bring the claim on behalf of customers of the Company who purchased homes from 1999 to present using down payment assistance from Nehemiah. The complaint seeks monetary damages and attorneys fees and costs. The issue of class certification in the Rudawsky matter has been fully briefed and remains pending before the District Court.

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

13. Agreement and Plan of Merger

The Company entered into an agreement on January 18, 2008 under which affiliates of its two primary lenders, Angelo Gordon & Co., L.P. (“AG”) and Silver Point Capital, L.P., who also hold warrants to purchase common shares, and BRC, the Company’s largest shareholder have offered to acquire all of the outstanding common shares of the Company other than those held by the acquiring shareholders in a going private transaction. The Board of Directors of the Company approved the Merger Agreement following the unanimous recommendation of a Special Committee comprised entirely of independent directors.

The consummation of the Merger is subject, among other things, to the adoption of the Merger Agreement by the Company’s shareholders. BRC and certain members of the Borror family have, concurrently with the execution and delivery of the Merger Agreement, entered into a voting agreement pursuant to which such parties have agreed to vote their shares in favor of the adoption of the Merger Agreement. At December 31, 2007 BRC held 3,926,324 shares representing 46.2% of the outstanding shares and the affiliates of the lenders held warrants exercisable for 1,538,235 common shares of the Company at $.01 per share.

Upon consummation of the Merger BRC will contribute its shares to the acquiring company. The lenders (or their affiliates) will contribute the shares resulting from exercise of the warrants and Term B Notes under the Credit Agreement in the principal amount of $20 million to the acquiring company.

In connection with the execution and delivery of the Merger Agreement, on January 18, 2008 and February 21, 2008, the Company and all of the participating lenders under the Credit Agreement entered into amendments pursuant to which the Company’s lenders agreed to forbear until the earlier of June 30, 2008 or termination of the Merger Agreement from exercising their rights and remedies under the Credit Agreement to facilitate the consummation of the Merger.

The Credit Agreement forbearance period allows sufficient time to complete the shareholders vote on the proposed going private transaction that has been approved by the Board of Directors. A favorable vote is likely as the acquirer’s are expected to control more than 50% of the voting shares based upon the BRC shares and the shares to be acquired from the exercise of warrants. For that reason the Company expects that going private will be completed and result in the existing lenders under the Credit Agreement controlling the Company.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding common share, without par value, of the Company (“Common Shares”), other than Common Shares held of record or beneficially owned by (i) Parent, (ii) Merger Sub or (iii) any shareholders who are entitled to and who properly exercise and perfect dissenters’ rights under Ohio law, will be converted into the right to receive $0.65 per share in cash, without interest.

The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to other acquisition proposals through March 3, 2008. After this period, the Company is not permitted to solicit other proposals and may not provide information or have discussions regarding alternative proposals, except in certain circumstances. The Merger Agreement also includes other representations, warranties and covenants that are customary for transactions of this type.

Pursuant to the Merger Agreement, immediately before the effective time of the Merger, Parent or Merger Sub will deposit with a paying agent a sufficient amount of cash that provides for the necessary funds to consummate the transactions contemplated by the Merger Agreement.

14.	Quarterly Financial Data (Unaudited):

(in thousands except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues:
2007	$33,798	$38,812	$38,120	$37,261
2006	$61,785	$75,835	$64,925	$54,215
Gross profit (loss):
2007(a)	$2,706	$(15,071)	$(615)	$(9,668)
2006(b)	$9,074	$7,525	$4,427	$(3,000)
Loss before income taxes:
2007(a)	$(11,452)	$(29,465)	$(15,639)	$(25,795)
2006(b)	$(8,007)	$(8,510)	$(8,952)	$(17,835)
Net loss:
2007(a)	$(11,458)	$(29,704)	$(15,256)	$(25,741)
2006(b)	$(5,108)	$(5,927)	$(5,941)	$(17,033)
Basic earnings (loss) per share:
2007	$(1.41)	$(3.63)	$(1.86)	$(3.13)
2006	$(0.63)	$(0.73)	$(0.73)	$(2.10)
Diluted earnings (loss) per share:
2007	$(1.41)	$(3.63)	$(1.86)	$(3.13)
2006	$(0.63)	$(0.73)	$(0.73)	$(2.10)

(a)	2007 results include net real estate inventory impairment charges, deposit and pre-acquisition cost write-offs and gains on sale of land of $1,461 in the first quarter, $17,007 in the second quarter, $2,722 in the third quarter and $11,202 in the fourth quarter.

(b)

2006 results include net real estate inventory impairment charges, deposit and pre-acquisition cost write-offs and gains on sale of land of $550 in the first quarter, $1,689 in the second quarter, $2,487 in the third quarter and $8,654 in the fourth quarter.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders of the Company (“2008 Proxy Statement”) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“Exchange Act”), in response to Items 401, 405 and 406 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”). If the 2008 Proxy Statement is not so filed within 120 days after December 31, 2007, such information will be included in an amendment to this report filed not later than the end of such period.

Item 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2008 Proxy Statement in response to Item 402 of Regulation S-K, or if the 2008 Proxy Statement is not so filed within 120 days after December 31, 2007, such information will be included in an amendment to this report filed not later than the end of such period.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2008 Proxy Statement in response to Item 403 of Regulation S-K, or if the 2008 Proxy Statement is not so filed within 120 days after December 31, 2007, such information will be included in an amendment to this report filed not later than the end of such period.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2008 Proxy Statement in response to Item 404 of Regulation S-K, or if the 2008 Proxy Statement is not so filed within 120 days after December 31, 2007, such information will be included in an amendment to this report filed not later than the end of such period.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2008 Proxy Statement in response to Item 9(e) of Schedule 14A, or if the 2008 Proxy Statement is not so filed within 120 days after December 31, 2007, such information will be included in an amendment to this report filed not later than the end of such period.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are the balance sheets of the Registrant as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, together with the notes thereto.

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

Date: March 7, 2008	Dominion Homes, Inc.

	By:	/S/ DOUGLAS G. BORROR
Douglas G. Borror
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOUGLAS G. BORROR Douglas G. Borror	Chairman and Chief Executive Officer and President (Principal Executive Officer)	March 7, 2008

/S/ WILLIAM G. CORNELY William G. Cornely	Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2008

DAVID S. BORROR* David S. Borror	Vice Chairman	March 7, 2008

DAVID P. BLOM* David P. Blom	Director	March 7, 2008

R. ANDREW JOHNSON* R. Andrew Johnson	Director	March 7, 2008

CARL A. NELSON, JR.* Carl A. Nelson, Jr.	Director	March 7, 2008

ZUHEIR SOFIA* Zuheir Sofia	Director	March 7, 2008

ROBERT R. MCMASTER* Robert R. McMaster	Director	March 7, 2008

BETTY D. MONTGOMERY* Betty D. Montgomery	Director	March 7, 2008

*By:	/S/ DOUGLAS G. BORROR
Douglas G. Borror Attorney-in-fact

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Corporate Exchange and Subscription Agreement dated January 20, 1994, between Borror Corporation and Borror Realty Company.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 33-74298) as filed with the Commission on January 21, 1994 and as amended on March 2, 1994 (The “Form S-1”).

2.2	Form of First Amendment to Corporate Exchange and Subscription Agreement.	Incorporated by reference to Exhibit 2.2 to Form S-1.

3.1(a)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc. as filed with the Ohio Secretary of State on March 4, 1994.	Incorporated by reference to Exhibit 4(a)(1) to the Company’s Registration Statement on Form S-8 (File No. 333-26817) as filed with the Commission on May 9, 1997 (the “1997 Form S-8”).

3.1(b)	Certificate of Amendment to Amended and Restated Articles of Incorporation of Dominion Homes, Inc. as filed with the Ohio Secretary of State on May 7, 1997.	Incorporated by reference to Exhibit 4(a)(2) of the 1997 Form S-8.

3.1(c)	Amended and Restated Articles of Incorporation of Dominion Homes, Inc. reflecting amendments through May 7, 1997 (for purposes of Commission reporting compliance only)	Incorporated by reference to Exhibit 4(a)(3) of the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A as filed with the Commission on April 30, 2003 (File No. 0-23270)

10.1*	Dominion Homes, Inc. Incentive Stock Plan as amended December 5, 1995 and May 7, 1997.	Incorporated by reference to Exhibit 4(c) of the 1997 Form S-8.

10.2*	Amendment to Dominion Homes, Inc. Incentive Stock Plan dated July 29, 1998.	Incorporated by reference to Exhibit 10.29 to the Company’s June 30, 1998 Form 10-Q (File No. 0-23270).

10.3*	Dominion Homes, Inc. Amended and Restated 2003 Stock Option and Incentive Equity Plan effective as of May 10, 2006.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2006 (File No. 0-23270).

10.4*	Form of Non-Employee Director Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s December 31, 2006 Form 10-K (File No. 0-23270).

10.5*	Restricted Stock Agreement dated October 22, 2002 between Dominion Homes, Inc. and Douglas G. Borror.	Incorporated by reference to Exhibit 10.15 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.6*	Restricted Stock Agreement dated February 7, 2006 between Dominion Homes, Inc. and William G. Cornely.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 7, 2006 (File No. 0-23270).

Exhibit No.	Description	Location

10.7*	Restricted Stock Agreement dated May 11, 2006 between Dominion Homes, Inc. and Jeffrey Croft.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 10, 2006 (File No. 0-23270).

10.8*	Dominion Homes, Inc. Amended and Restated Executive Deferred Compensation Plan dated December 20, 2002.	Incorporated by reference to Exhibit 4(a) to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 as filed with the Commission on May 6, 2003 (file No. 333-40051)

10.9*	Split Dollar Life Insurance Agreement dated July 11, 1999 between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Split Dollar Life Insurance Agreements entered into between the Company and other executive officers of the Company except for life insurance values).	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1999 Form 10-Q (File No. 0-23270).

10.10*	Dominion Homes, Inc. Endorsement Split Dollar Agreement dated December 20, 2002 between Dominion Homes, Inc. and Douglas G. Borror (which agreement is substantially the same as Endorsement Split Dollar Agreements entered into between the Company and other executive officers of the Company except as to each executive officer’s death benefit and cash consideration received).	Incorporated by reference to Exhibit 10.27 to the Company’s December 31, 2002 Form 10-K (File No. 0-23270).

10.11*	Dominion Homes, Inc. Amended and Restated Supplemental Executive Retirement Plan (with Form of Notice of Participation).	Incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.12*	Dominion Homes, Inc. Amended and Restated Incentive Growth Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.13*	Employment Agreement dated July 1, 2004 between Dominion Homes, Inc. and Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2004 Form 10-Q (File No. 0-23270).

10.14*	Amendment to Employment Agreement dated August 2, 2006 between the Company and Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.15*	Employment Agreement dated July 1, 2004 between Dominion Homes, Inc. and David S. Borror.	Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 2004 Form 10-Q (File No. 0-23270).

10.16*	Amendment to Employment Agreement dated August 2, 2006 between the Company and David S. Borror.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.17*	Amendment to Employment Agreement dated November 3, 2006, between the Company and David S. Borror.	Incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K dated October 31, 2006 (File No. 0-23270).

Exhibit No.	Description	Location

10.18*	Employment Agreement dated January 17, 2006 between Dominion Homes, Inc. and William G. Cornely.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2006 (File No. 0-23270).

10.19*	Amendment to Employment Agreement dated August 2, 2006 between the Company and William G. Cornely.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.20*	Employment Agreement dated March 6, 2006 between Dominion Homes, Inc. and Jeffrey Croft.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 3, 2006 (File No. 0-23270).

10.21*	Amendment to Employment Agreement dated August 2, 2006 between the Company and Jeffrey Croft.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.22*	Dominion Homes, Inc. 2007 Director Compensation Plan.	Filed herewith.

10.23*	2006 Incentive Compensation Program for Douglas G. Borror.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.24*	2006 Incentive Compensation Program for Jeffrey Croft.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.25*	2006 Incentive Compensation Program for William G. Cornely.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.26*	2006 Incentive Compensation Program for David S. Borror.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated March 20, 2006 (File No. 0-23270).

10.27*	Amended 2006 Incentive Compensation Program for Jeffrey Croft.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.28*	Amended 2006 Incentive Compensation Program for William G. Cornely.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 2, 2006 (File No. 0-23270).

10.29*	Form of Acknowledgement dated November 3, 2006 by Executive Officer regarding 2006 Incentive Compensation Program.	Incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated October 31, 2006 (File No. 0-23270).

10.30*	Form of Notice of Eligibility and Participation Agreement – 2007 for Douglas G. Borror under the Dominion Homes, Inc. Incentive Growth Plan.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated March 21, 2007 (File No. 0-23270).

10.31*	2007 Incentive Compensation Program for Jeffrey Croft.	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated March 21, 2007 (File No. 0-23270).

10.32*	2007 Incentive Compensation Program for William G. Cornely.	Incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated March 21, 2007 (File No. 0-23270).

Exhibit No.	Description	Location

10.33*	Form of Retention Bonus Agreement for Jeffrey Croft and William G. Cornely.	Incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K dated March 21, 2007 (File No. 0-23270).

10.34*	Form of Restricted Stock Award Agreement for Jeffrey Croft and William G. Cornely.	Incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K dated March 21, 2007 (File No. 0-23270).

10.35*	Separation and Release Agreement dated December 20, 2007, between Jeffrey Croft and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 17, 2007 (File No. 0-23270).

10.36*	Second Amendment to Employment Agreement, dated December 20, 2007, between William G. Cornely and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 17, 2007 (File No. 0-23270).

10.37*	Amendment to Dominion Homes, Inc. Supplemental Executive Retirement Plan, effective as of December 31, 2007	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2007 (File No. 0-23270).

10.38	Lease dated December 29, 1997 as amended by Addendum dated February 2, 1998, between Borror Realty Company and Dominion Homes, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s December 31, 1997 Form 10-K (File No. 0-23270).

10.39	Lease dated April 30, 2001 between FGSC, LLC and Dominion Homes of Kentucky, LTD. for office space in Louisville, Kentucky.	Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2001 Form 10-Q (File No. 0-23270).

10.40	Real Estate Purchase Contract dated July 21, 2003 between Dominion Homes and BRC Properties Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.41	Lease Agreement dated July 21, 2003 between Dominion Homes, Inc. and BRC Properties Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2003 Form 10-Q (File No. 0-23270).

10.42	First Modification of Lease dated October 31, 2003 between Dominion Homes, Inc and BRC Properties Inc.	Incorporated by reference to Exhibit 10.8 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.43	Lease Agreement dated September 26, 2003 between RML Construction, LLP and Dominion Homes of Kentucky, LTD for office space in Lexington, Kentucky.	Incorporated by reference to Exhibit 10.7 to the Company’s September 30, 2003 Form 10-Q (File No. 0-23270).

10.44	Sublease Agreement dated September 22, 2003 between Dominion Homes, Inc. and Dominion Homes Financial Services, LTD.	Incorporated by reference to Exhibit 10.60 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.45	Sublease Agreement dated November 22, 2003 between Dominion Homes, Inc. and Alliance Title Agency, LTD.	Incorporated by reference to Exhibit 10.61 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.46	Second Modification of Lease dated November 30, 2007 between Dominion Homes, Inc. and BRC Properties Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2007 (File No. 0-23270).

Exhibit No.	Description	Location

10.47	Amendment No.3 to Lease dated November 30, 2007 between Dominion Homes, Inc. and BRC Properties Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 30, 2007 (File No. 0-23270).

10.48	Contribution and Call Agreement dated December 26, 2003 by and among Dominion Homes, Inc., CCI, LTD, and Dominion Homes-Borror Family Foundation.	Incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2004 Form 10-Q (File No. 0-23270).

10.49	Limited Liability Company Contribution and Subscription Agreement dated March 31, 2006 between Dominion Homes Financial Services, Ltd. and Centennial Home Mortgage, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 31, 2006 (File No. 0-23270).

10.50	Assignment of Interest dated March 31, 2006 between Dominion Homes Financial Services, Ltd. and Wells Fargo Ventures, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 31, 2006 (File No. 0-23270).

10.51	Form of Indemnification Agreement for Executive Officers and Directors.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated November 9, 2007 (File No. 0-23270).

10.52	Second Amended and Restated Credit Agreement dated December 3, 2003 among The Huntington National Bank, as Administrative Agent and Issuing Bank, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.68 to the Company’s December 31, 2003 Form 10-K (File No. 0-23270).

10.53	Amendment No. 1 to Second Amended and Restated Credit Agreement dated June 30, 2004 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.7 to the Company’s June 30, 2004 Form 10-Q (File No. 0-23270).

10.54	Amendment No. 2 to Second Amended and Restated Credit Agreement dated February 1, 2005 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 1, 2005 (File No. 0-23270).

10.55	Amendment No. 3 to Second Amended and Restated Credit Agreement dated September 26, 2005 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2005 (File No. 0-23270).

10.56	Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 30, 2006 among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 30, 2006 (File No. 0-23270).

10.57	Security Agreement dated March 30, 2006 among Dominion Homes, Inc., the Other Grantors named therein and The Huntington National Bank as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 30, 2006 (File No. 0-23270).

Exhibit No.	Description	Location
10.58	Amendment No. 5 to Second Amended and Restated Credit Agreement dated August 10, 2006, among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed thereon.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 10, 2006 (File No. 0-23270).

10.59	Amendment No. 6 to Second Amended and Restated Credit Agreement dated September 29, 2006, among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed thereon.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2006 (File No. 0-23270).

10.60	Amendment No. 7 to Second Amended and Restated Credit Agreement dated October 31, 2006, among Dominion Homes, Inc., The Huntington National Bank, as Administrative Agent, and the Lenders listed thereon.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 31, 2006 (File No. 0-23270).

10.61	Third Amended and Restated Credit Agreement dated December 29, 2006, among Dominion Homes, Inc., The Huntington National Bank, as an Issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 29, 2006 (File No. 0-23270).

10.62	Amended and Restated Security Agreement dated December 29, 2006, among Dominion Homes Inc., the Other Grantors named therein, Silver Point Finance, LLC, as Senior Administrative Agent, and The Huntington National Bank, as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 29, 2006 (File No. 0-23270).

10.63	Warrant Purchase Agreement dated December 29, 2006, among Dominion Homes, Inc. and the Purchasers named therein.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 29, 2006 (File No. 0-23270).

10.64	Registration Rights Agreement dated December 29, 2006, among Dominion Homes, Inc. and the Purchasers named therein.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated December 29, 2006 (File No. 0-23270).

10.65	Voting Agreement dated December 29, 2006.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated December 29, 2006 (File No. 0-23270).

10.66	Amendment No. 1 to Third Amended and Restated Credit Agreement dated January 26, 2007, among Dominion Homes, Inc., The Huntington National Bank, as an Issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 26, 2007 (File No. 0-023270).

Exhibit No.	Description	Location

10.67	Amendment No. 2 to Third Amended and Restated Credit Agreement dated March 2, 2007, among Dominion Homes, Inc., The Huntington National Bank, as an Issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 2, 2007 (File No. 0-023270).

10.68	Amendment No. 3 to Third Amended and Restated Credit Agreement dated September 11, 2007, among Dominion Homes, Inc., The Huntington National Bank, as an Issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated September 11, 2007 (File No. 0-023270).

10.69	Amendment No. 4 to Third Amended and Restated Credit Agreement dated September 27, 2007, among Dominion Homes, Inc., The Huntington National Bank, as an Issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated September 27, 2007 (File No. 0-023270).

10.70	Amendment No. 5 to Third Amended and Restated Credit Agreement dated October 29, 2007, among Dominion Homes, Inc., The Huntington National Bank, as an Issuing Bank and Administrative Agent, Silver Point Finance, LLC, as an Issuing Bank and Senior Administrative Agent, and the Lenders listed therein.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 29, 2007 (File No. 0-023270).

14	Code of Business Conduct and Ethics.	Filed herewith.

21	Subsidiaries.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Power of Attorney.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Description	Location

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Indicates management contracts, compensatory plans or other arrangements.