Form 10-K/A
period 2007-12-31
DOMINION HOMES INC
filed 2008-05-01
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2008, there were 9,881,442 common shares, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed with the Securities and Exchange Commission (the “Commission”) on March 7, 2008 (the “Original Filing”), is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III. This information is being included in this Form 10-K/A because our definitive proxy statement will not be filed within 120 days after the end of our 2007 fiscal year. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted and information with respect to the outstanding number of common shares on the cover page of this Form 10-K/A has been updated.

In addition, pursuant to the rules of the Commission, Item 15 of Part IV of the Original Filing has been amended to contain certifications as of a current date from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively.

All references to “we,” “us,” and “our,” or the “Company” in this Form 10-K/A mean Dominion Homes, Inc. and its consolidated subsidiaries, except where it is made clear that the term only means Dominion Homes, Inc.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

i

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

There are eight members of the Company’s Board of Directors (the “Board”).

David P. Blom, age 53, has served as a director since 2004. Mr. Blom is the Chief Executive Officer of OhioHealth, a not-for-profit, charitable health system based in Columbus, Ohio, since March 2002, and as its President since 1999. Prior to the that time, Mr. Blom served OhioHealth as Executive Vice President and Chief Operating Officer from 1998 to 1999.

Douglas G. Borror, age 52, has served as Chief Executive Officer of the Company since September 1992, as Chairman of the Board of Directors since July 1999 and as President of the Company since December 31, 2007. Mr. Borror also served as President of the Company from November 2004 until March 2006 and again from December 2007 through the present. Currently, Mr. Borror also serves on the board of directors of Bancinsurance Corporation and NiSource, Inc., and is a member of the Board of Trustees of The Ohio State University.

David S. Borror, age 50, has served as a director since 1985 and as the Vice Chairman of the Board since January 2007. From October 2003 through December 2006, Mr. Borror served as Corporate Executive Vice President of the Company. From 1988 through September 2003, Mr. Borror served as Executive Vice President of the Company. Since December 2006 Mr. Borror has also served as President of BRC.

R. Andrew Johnson, age 53, has served as a director since 2004. Mr. Johnson is the Chief Executive Officer of The Johnson Family’s Diamond Cellar, a Columbus, Ohio based retail jewelry store and one the largest independently owned jewelry companies in the nation, since January 2000.

Robert R. McMaster, age 58, has served a director since 2006. Mr. McMaster is a private investor. Prior to his retirement in January, 2005, he served as the Chief Executive Officer of ASP Westward, LLC and ASP Westward, L.P. (and their predecessor companies Westward Communications Holdings, LLC and Westward Communications, L.P., respectively) since 1997. Prior to that time, Mr. McMaster spent 27 years with KPMG L.P. in a variety of positions including Ohio Valley Area Managing Partner and Columbus Officer Managing Partner. He also served as a member of KPMG’s Management Committee from 1992 to 1997. Currently, Mr. McMaster serves on the board of directors of Sally Beauty Holdings, Inc. and Minimally Invasive Devices, LLC. Mr. McMaster also serves as the chairman of the audit committee for Sally Beauty Holdings, Inc.

Betty D. Montgomery, age 59, has served as a director since 2007. Ms. Montgomery served as Auditor of the State of Ohio from 2003 to 2007. From 1995 to 2002, Ms. Montgomery served two 4 year terms as Ohio Attorney General. Ms. Montgomery was the first women elected to both the Auditor of State and Attorney General positions in Ohio. From 1989 to 1994, Ms. Montgomery served a 4 year term in the Ohio Senate and from 1981 to 1988, she served two 4 year terms as the Prosecuting Attorney in Wood County, Ohio.

Carl A. Nelson, Jr., age 62, has served as a director since 2003. Mr. Nelson retired from Arthur Anderson in March 2002 after 31 years of service. Mr. Nelson served as Managing Partner of the Arthur Anderson Columbus, Ohio office from 1994 until his retirement and was the leader of the firm’s consulting servicing for the products industry in the United State. Since that date, he has been an independent business consultant and has served as a lecturer at The Ohio State University. Mr. Nelson also serves on the board of directors of Worthington Industries, Inc. Star Leasing, Stonehenge Partners, Inc. and Midwest Electric. Mr. Nelson also currently serves as chairman of the audit committee of Worthington Industries, Inc.

Zuheir Sofia, age 63, has served as a director since 2003. Mr. Sofia is the Chairman of Sofia & Company, Inc., a private financial advisory firm, and is Managing Director of Cleary Gull Inc. and MBO Cleary Advisors, Inc. SEC registered investment advisors. From 1986 to 1998, Mr. Sofia served as President, Chief Operating Officer, Treasurer and Director of Huntington Bancshares, Incorporated. Currently, Mr. Sofia serves on the board of directors of Lancaster Colony Corporation, and is also the President, CEO and a member of the board of directors of Florida Business Bank.

EXECUTIVE OFFICERS

In addition to Douglas G. Borror, whose biography is set forth above, the following individuals served as executive officers of the Company in 2007:

William G. Cornely, age 58, has served as Executive Vice President of Finance since February 2007, as Chief Financial Officer of the Company since January 2006 and as Chief Operating Officer of the Company since December 31, 2007. From January 2006 to February 2007, Mr. Cornely served as our Senior Vice President of Finance. From November 2005 to January 2006, Mr. Cornely worked with the Company as a consultant to assist management with the negotiation and modifications and an extension to the Company’s credit facility. Prior to that time, Mr. Cornely served as Executive Vice President, Chief Operating Officer and Treasurer of Glimcher Realty Trust (“Glimcher”) from March 1998 to April 2005. Mr. Cornely also served as Chief Financial Officer of Glimcher from April 1997 to June 2002, and as a member of its Board of Trustees from October 1999 to May 2004. Prior to that time, Mr. Cornely was an Audit Partner with the accounting firm of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand).

Jeffrey A. Croft, age 50, served as President and Chief Operating Officer of the Company from March 2006 to December 2007. Mr. Croft entered into a separation agreement with the Company as of December 20, 2007. From December 2003 until March 2006, Mr. Croft was an independent consultant. Prior to that time, Mr. Croft spent 19 years in various positions with Pulte Homes, Inc., most recently as Regional President – Northeast Region from November 1997 to December 2003.

CORPORATE GOVERNANCE

On July 21, 2004, at the recommendation of the Governance Committee, our Board adopted Corporate Governance Guidelines to assist the Board in fulfilling its responsibility to the Company’s shareholders to oversee the work of management and the Company’s business results. The Corporate Governance Guidelines may be found on our Internet website at www.dominionhomes.com under the heading “Investor Relations” – “Corporate Governance.” The Governance Committee is responsible for reviewing these Guidelines and recommending any changes to the Board.

Audit Committee and Audit Committee Financial Expert

Our Board has three standing committees: an Audit Committee, a Nominating and Corporate Governance Committee, and a Compensation Committee.

The Audit Committee oversees management’s conduct of our financial reporting process, including the financial reports and information we provide to our shareholders or to the Securities and Exchange Commission (the “Commission”), our system of internal control over financial reporting, and the annual independent audit of our financial statements. The Audit Committee also acts on behalf of the Board with respect to the appointment of our independent registered public accounting firm, and all audit and other activities performed for us by our independent registered public accounting firm. Finally, the Audit Committee is responsible for reviewing all proposed related party transactions between us and our affiliates. The Audit Committee is comprised solely of directors who are “independent” directors pursuant to the listing requirements of the Nasdaq Stock Market and applicable provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Currently, Messrs. Nelson (Chairman) and McMaster, and Ms. Montgomery serve as members of our Audit Committee. All current Audit Committee members are financially literate and Carl A. Nelson, Jr. qualifies as the Company’s Audit Committee financial expert under the applicable rules promulgated pursuant to the Exchange Act, and satisfies the standards for financial sophistication set forth in the listing requirements of The Nasdaq Stock Market (“Nasdaq”).

Material Changes to Procedures for Shareholder Recommendations

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board since the filing of our proxy statement with respect to our 2007 annual shareholder meeting.

Family Relationships

Douglas G. Borror, Chairman, President and Chief Executive officer, and David S. Borror, Vice Chairman of the Board, are brothers and the sons of Donald A. Borror. Until his death in December of 2006, Donald A. Borror was the Chairman Emeritus and a director of the Company. There are no other family relationships among our executive officers and/or directors.

Code of Business Ethics and Conduct

Our Code of Business Conduct and Ethics applies to all of our officers (including our Chairman and Chief Executive Officer, and senior financial officers), employees and directors. The Code of Business Conduct and Ethics can be found on our Internet website at www.dominionhomes.com under the heading “Investor Relations” – “Corporate Governance.” If the Company makes any substantive amendment of, or grants any waiver for an executive officer or director to the Code of Business Conduct and Ethics, the Company will disclose the nature of such amendment or waiver on our website at www.dominionhomes.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and greater than 10% shareholders, to file reports of ownership and changes in ownership of our securities with the Commission. Copies of the reports are required by Commission regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the year ended December 31, 2007.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains the material terms, principles and objectives of the Company’s compensation arrangements for the Company’s Chairman and Chief Executive Officer and other executive officers.

Overview of Compensation Program and Philosophy

The Company’s executive compensation program is intended to attract, reward and retain qualified executives, and to motivate these individuals to effectively manage the Company’s business in order to enhance shareholder value. Within this overall philosophy, the executive compensation program seeks to promote the following key objectives:

•

align the financial interests of executive officers and other key employees with those of shareholders by (1) linking a significant percentage of total compensation to the Company’s financial performance and achievement of strategic goals, and (2) ensuring that each executive officer has equity-based, long term incentive opportunity;

•	reward individual contribution and achievement; and

•	offer a total compensation program that takes into consideration the compensation practices of industry competitors with which the Company competes for executive talent.

To achieve these objectives, the Company’s executive compensation program is primarily composed of: (i) annual cash compensation, consisting of base salary and annual incentive cash bonus, and (ii) long-term equity compensation, which includes share-based equity grants under the Company’s Amended and Restated 2003 Stock Option and Incentive Equity Plan (the “2003 Stock Plan”). The Company also offers deferred compensation benefits through the Executive Deferred Compensation Plan (“Deferred Compensation Plan”), and retirement benefits under the Supplemental Executive Retirement Plan (the “SERP”), as well as certain executive perquisites and generally available benefit programs.

In establishing compensation levels for the Company’s executive officers, the Compensation Committee (the “Committee”) reviews and considers various information including benchmarking data for industry peers, compensation summary or “tally sheets” detailing all compensation components and total compensation for each of the executive officers, and historical compensation data. For 2007 compensation, the Committee also considered internal pay equity data prepared by management. The Committee uses all of this information to determine whether the Company’s executive compensation programs and pay levels are meeting the Company’s compensation objectives.

Role of the Compensation Committee

The Company’s executive compensation program is overseen and administered by the Committee, which has been appointed by the Board to discharge the Board’s responsibilities relating to compensation of the Company’s executives and directors. The Committee Chairman works with the Chief Executive Officer to establish the meeting agenda. The Chief Executive Officer typically attends the Committee’s meetings.

The Chief Executive Officer makes recommendations to the Committee on the base salary, incentive bonus targets and equity compensation for the other executive officers and senior management team. The Committee considers, but is not bound to and does not always accept the Chief Executive Officer’s recommendations with respect to executive compensation. Regarding the Chief Executive Officer’s compensation, the Committee discusses his compensation package with him, but makes decisions with respect to his compensation without him present. The Committee has the ultimate authority to make decisions with respect to the compensation of the Company’s executive officers, but may, if it chooses, delegate any of its responsibilities to subcommittees. To date the Committee has not delegated any of its authority with respect to the compensation of its Named Executive Officers who are listed in the SUMMARY COMPENSATION TABLE below (the “Named Executive Officers”).

Elements of Executive Compensation

The primary elements of the Company’s executive compensation program are (i) annual cash compensation, consisting of base salary and annual incentive cash bonus, and (ii) long-term equity compensation, which includes share-based equity grants under the Company’s 2003 Stock Plan. The Company also offers deferred compensation benefits, as well as certain executive perquisites and generally available benefit programs. The Company has chosen these elements because it believes that they will further one or more of the Company’s executive compensation program objectives. For instance, the Company provides long-term equity grants to executive officers and key employees to provide an incentive and reward for achieving long-term business objectives, to align these individuals’ interests with our shareholders, and to retain key talent.

Annual Cash Compensation

General. In determining annual cash compensation for the Company’s executive officers and other key employees, the Compensation Committee typically reviews several nationally-compiled databases of compensation by other homebuilding companies for various executive positions, including data specific to public homebuilding companies, homebuilding companies of a size comparable to the Company and homebuilding companies operating in the Midwest. This peer group includes many of those companies within the S&P Homebuilding Index. Additionally, the Company believes that it competes for executive talent with companies not included in this Index, based on the Company’s size and geographic location. Therefore, the Committee reviews general industry survey data on companies of comparable size and geographic location. The Committee also reviews annually a compensation summary or “tally sheet” detailing the total compensation of each of the Company’s executive officers, including base salary, annual incentive cash bonus, equity awards, perquisites and benefits, and any other compensation.

Base Salary. The Company recognizes that the homebuilding business is cyclical and that the Company’s financial performance depends, in large part, on whether the homebuilding business is in a favorable or unfavorable cycle. Base salaries are intended to provide the executive officer with a base level of annual income that, unlike incentive cash bonus awards and other components of executive compensation, does not vary significantly from year-to-year based on the Company’s annual performance. In keeping with the Company’s compensation objective of attracting and retaining qualified executives, executive officer base salaries are targeted to be competitive with average base salaries paid to executive officers with comparable responsibilities at peer companies. Generally, base salaries are targeted at the 25th to 50th percentile of the peer group range. The Compensation Committee reviews annually the base salary of the Chief Executive Officer and the other executive officers as compared to the peer group data and makes adjustments as it believes are warranted based on these considerations as well as the individual’s contributions to the Company.

In August 2006, Mr. Douglas Borror offered to have his base salary reduced significantly. The Committee and the Board approved this base salary reduction, which took Mr. Borror from $650,000 to $450,000. This decrease was originally effective from July 30, 2006 through December 31, 2006, and was subsequently extended through 2007 and continued into 2008. Mr. William Cornely assumed the duties of Chief Operating Officer upon Mr. Jeffrey Croft’s departure from the Company. Mr. Cornely’s base salary was adjusted from $250,000 to $300,000 as of December 31, 2007 in consideration of his increased responsibilities as Executive Vice President and COO/CFO.

Incentive Cash Bonus. The Company believes that a significant portion of the total compensation potential of its executive officers and other key employees should be related to the achievement of the Company’s corporate performance objectives, which the Committee reviews and approves during the first quarter of each fiscal year. These performance objectives form the basis of the executive officer annual incentive cash bonus plans and the Incentive Growth Plan for Mr. Douglas Borror. Payment of annual incentive cash bonus awards under the Incentive Growth Plan and under the annual plans depends on the achievement of the corporate performance objectives as set forth in the plans. The Committee has the discretion to decrease bonuses paid under these plans even if the performance objectives are achieved.

In March 2007, Mr. Douglas Borror’s Incentive Growth Plan and the other executive officer incentive cash bonus plans included four performance objectives: (i) the Company’s EBITDA (weighted at 50%), (ii) debt management (weighted at 20%), (iii) the Company’s customer satisfaction rating (weighted at 10%), and (iv) sales volume (weighted at 20%).

The incentive cash bonus plans also contained three levels for achievement of performance objectives: (i) a “target” level, which, if achieved for all performance objectives, would pay out at 30% of the executive officer’s base salary, (ii) a “stretch” level, which if achieved for all performance objectives, would pay out at 75% of base salary, and (iii) an “exceptional” level, which if achieved for all performance objectives, would pay out at 125% of base salary. These plans reflect the Company’s pay-for-performance philosophy with respect to annual incentive compensation, with bonus award potential increasing as the Company’s performance in these areas increases.

The Named Executive Officers each offered to forego any annual cash incentive bonuses that these executive offers might otherwise be entitled to receive pursuant to the terms of their annual incentive compensation plans as described above for 2007. The Committee and the Board approved this recommendation.

However, the Committee did agree to a retention bonus strategy for William Cornely and Jeffery Croft and other critical officers, that provided for retention bonus payments in exchange for continued service to the Company during a critical period. Under the terms of his retention bonus agreement, Mr. Cornely received $62,500 and Mr. Croft received $100,000 in retention bonus payments for 2007, payable as follows: 10% of the total retention bonus amount paid at the end of each of the first three fiscal quarters of 2007, with the remaining 70% paid at year end.

The Committee has not taken any action related to setting target or performance objectives for 2008.

Long-Term Equity Compensation

General. Historically, the Company has generally provided long-term equity compensation in the form of restricted common shares and stock options under the Company’s 2003 Stock Plan. By providing executives with an ownership stake in the Company, restricted common share and stock option grants are intended to align executive interests with shareholder interests and to motivate executives to continually improve the long-term performance of the Company. The Company has also used long-term equity compensation to encourage the Company’s executive officers and other key employees to remain with the Company during downturns in the homebuilding business cycle, such as those the Company experienced in 2005 and 2006.

The Company’s Insider Trading Policy prohibits executive officers from trading in options, warrants, puts and calls or similar instruments with respect to Company securities and from selling Company securities “short” or other transactions that are intended to hedge against the economic risk of owning the Company’s shares. To date the Company has not adopted security ownership requirements for its executive officers.

Timing of Grants. The Committee typically awards equity compensation to executives and key employees of the Company at the following times: (i) in connection with the executive’s or key employee’s commencement of employment with the Company, and (ii) to reward an individual’s outstanding contributions to the Company. The grant date of the equity award is always the date that the Compensation Committee approves the grant. For stock options issued pursuant to the 2003 Stock Plan, the exercise price is always the closing price of the Company’s common shares on the day immediately preceding the grant date. In addition, beginning in 2006, the Committee began awarding equity compensation on an annual basis to certain executives and key employees, in connection with the Company’s annual compensation review and compensation-setting process for the upcoming year. These awards are typically approved by the Committee and the Board at the first quarter Board and Committee meetings, and are effective as of the date approved.

Restricted Shares. During the first quarter of 2007, the Committee and the Board approved the grant of long-term equity incentive awards in the form of restricted shares to certain officers and key employees of the Company, including Messrs. Croft and Cornely, who received 37,500 shares and 25,000 restricted shares, respectively. The restricted shares granted are time-based only, and vest in equal amounts over the four year period from the date of grant. The Committee concluded that 100% of the awards would be time-based to increase their effectiveness in retaining the Company’s executives and certain key employees, but reduced the total number of shares awarded (with the exception of Mr. Cornely who received a greater number of shares in recognition of his outstanding efforts and performance in connection with the extension of the Company’s credit facility).

Stock Options. Historically, the Committee has granted stock options under the 2003 Stock Plan on a periodic basis to the Company’s executive officers and other key employees, and may continue to do so in the future. Such stock option grants have an exercise price equal to 100% of the market value of the Company’s common shares on the date of grant (or 110% of the fair market value if the recipient owns shares representing more than 10% of the total combined voting power of all classes of our shares) and a vesting period ranging from three to five years. The Company believes that stock options align executive incentives with the interests of shareholders because the options only have value if the Company’s share price increases over time. In addition, stock options help retain key employees because they cannot be exercised until vested and, if not exercised, generally must be forfeited if the employee leaves the Company. No Named Executive Officers were awarded stock options in 2007. The Company awarded restricted shares to officers and key employees in 2007 rather than options because it believed that the restricted shares would serve as a greater retention vehicle, while allowing the Company to award fewer shares. The Company also considered the advantages of using restricted shares rather than options from an accounting standpoint.

Deferred Compensation Benefits

The Company offers deferred compensation benefits to its executive officers and key employees through the Deferred Compensation Plan and the SERP. The Deferred Compensation Plan allows participants to defer a portion of their compensation and to augment the deferred amounts by Company matches. As described more fully below, the Company also maintains a SERP which is intended to provide retirement benefits to participating executives if certain vesting conditions are met and if the participating executive does not leave employment with the Company prior to age 55.

Executive Deferred Compensation Plan. The Deferred Compensation Plan permits executive officers and certain key employees to elect to defer receipt of a portion of their annual compensation (20% of total base and bonus for employees). Under this Plan, the Company also makes a matching contribution for each participant equal to 25% of the amount deferred, which matching contribution may not exceed $2,500 in any year. The Company’s matching contribution vests in 20% increments over a five-year period, subject to accelerated vesting upon a “change in control.” The contribution and match amounts are used by the trustee of a rabbi trust to acquire common shares in the open market. These common shares are held and voted by the trustee pursuant to the rabbi trust agreement. The Company believes that participation in this Plan furthers the compensation objective of aligning executives’ interests with shareholders as Company matches and distributions are made in Company common shares.

Supplemental Executive Retirement Plan. The Company maintains a SERP, established January 1, 2003, to provide retirement benefits to executive officers and key employees of the Company. The SERP is intended to encourage participating employees to remain with the Company and contribute to its success. In 2004, the Company closed participation in the SERP to new executives and employees. As of December 31, 2007, there were seven participants remaining in the SERP, including Mr. Douglas Borror.

A participant qualifies for retirement benefits under the SERP if the participant terminates employment, other than because of death, after participating in the SERP for at least 72 months, and the Company’s net worth first exceeds $100,000,000 or a higher amount as specified in his or her participation agreement, the participant’s termination: (a) occurred after the participant’s retirement age (generally, age 55), (b) was for good reason (as defined in the SERP), regardless of the participant having reached retirement age, or (c) was without cause (as defined in the SERP), regardless of the participant having reached retirement age. If the participant’s employment is terminated as a result of his or her death, no benefit will be paid from the SERP and the deceased participant’s account will be forfeited. On December 31, 2007, the Company amended the SERP to (i) amend certain provisions of the SERP to allow vesting to its participants immediately upon the occurrence of a change in control, (ii) eliminate the second “trigger” requirement of termination of employment prior to vesting, and (iii) amend certain provisions to comply with, and take advantage of, transition relief under Section 409A of the Internal Revenue Code of 1986, as amended.

The amount of the participant’s benefit is determined on account balances established for each participant to which the Company makes a discretionary annual credit. Currently, the amount credited annually is intended to provide the participant with a benefit, at vesting, equal to the cash surrender value of the insurance policy purchased by the Company on the participant’s life. To fund the retirement benefit, the Company has purchased cost recovery life insurance on the lives of the participants in the SERP. The Company is the sole owner and beneficiary of such policies. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the SERP if assumptions made as to policy earnings are realized.

Upon satisfaction of the qualification requirements set forth above, the participant is entitled to receive, at his or her election, either (i) assignment of the insurance policy purchased by the Company, or (ii) a lump sum cash payment in an amount equal to the participant’s account at termination. If for any reason the qualification requirements are not met at the time of the participant’s termination, any accrued benefits are automatically forfeited and are recognized by the Company as income at that time.

Incentive Growth Plan. In 2002, the Company’s shareholders adopted the Dominion Homes, Inc. Incentive Growth Plan (the “Incentive Growth Plan”) to provide tax-deductible incentive compensation to the Company’s most senior executive officers whose compensation is anticipated to exceed $1,000,000 in any year. Incentive compensation is paid under the Incentive Growth Plan only if specified performance criteria are met over the course of a performance cycle. Currently, Mr. Douglas Borror is the only employee participating in the Incentive Growth Plan.

The Incentive Growth Plan is administered by the Committee, which is responsible for establishing for each plan participant (1) a target bonus, and (2) the performance criteria used to determine the portion of the target bonus that the participant will receive at the end of any given performance cycle. Performance criteria are established (and communicated to participants in writing) no later than the earlier of (1) ninety (90) days after the beginning of the applicable performance cycle, or (2) the expiration of 25% of the applicable performance cycle. At the end of each performance cycle, the Committee certifies to the Board the extent to which each participant has or has not met the performance criteria and the portion, if any, of the target bonus that is to be paid to the participant. If the Board approves, this amount is distributed in a single cash payment within 90 days after the end of the performance cycle unless the participant has made an irrevocable election to defer all or part of his or her incentive compensation into the Company’s Deferred Compensation Plan. If this election is made, the deferred incentive compensation will be credited to the participant’s Deferred Compensation Plan account and distributed under the terms of that plan.

Subject to any contrary agreement between the Company and the participant, a participant who terminates employment before the end of a performance cycle will forfeit all right to receive any amount under the Incentive Growth Plan (other than any amounts earned during any performance cycle that ended before his or her termination, which amounts will be paid). A participant who retires, dies or becomes disabled during a performance cycle will receive a prorated distribution at the end of the performance cycle during which he or she retired, died or became disabled, calculated in accordance with the proration formula set forth in the Incentive Growth Plan.

Within sixty days of a “change in control” of the Company, the Company will distribute to each Incentive Growth Plan participant the participant’s bonus for the year in which the change in control occurred. The Company will make the distribution whether or not the performance criteria for that period have been met and whether or not the pending performance cycle has been completed. If, however, the sum of all payments made upon a change in control as described in the Incentive Growth Plan, and those provided under all other plans, programs or agreements between the participant and the Company and its subsidiaries, constitute “excess parachute payments,” then the Company will either (1) reimburse the participant for specified amounts owed as excise taxes, as described in the Incentive Growth Plan, or (2) reduce the amounts paid to the participant under the Incentive Growth Plan so that the participant’s total payments would be $1.00 less than the amount that would be considered an “excess parachute payment.” The Company will use the procedure which provides the affected participant with the greatest after-tax benefit. In the case of Mr. Douglas Borror, however, pursuant to his employment agreement with the Company, the Company will pay him an amount equal to any excise taxes imposed on the “excess parachute payments,” plus any federal, state or local income, employment wage and other taxes due on such payments such that, after these taxes are paid, he will retain an amount equal to what he would have retained had the payments not been “excess parachute payments.”

Perquisites and Benefits

The Company provides certain benefits and perquisites to its executive officers that it feels will enable these individuals to efficiently perform their responsibilities and to minimize distractions. The Company believes that the benefits and perquisites are consistent with the Company’s objective in attracting and retaining qualified executives.

Benefits. The following benefits are generally available to full-time employees of the Company:

•	medical and dental coverage;

•	short-term and long-term disability coverage;

•

participation in the Company’s 401(k) savings plan, which includes a Company match equal to 100% of the employee’s pre-tax contribution, on the employee’s contribution of up to 3%, and a 50% match of the employee’s pre-tax contribution for the following 2% contributed; and

•	customary vacation, leave of absence and other similar policies.

Executive officers are eligible to participate in these programs on the same basis as the rest of the Company’s employees.

Perquisites. Additional perquisites offered to the Company’s executive officers may include company-paid life insurance, financial planning reimbursement, medical expense reimbursement, memberships to country and/or social clubs, a monthly automobile allowance or use of a Company leased car, and payments of taxes incurred as a result of the payment of benefits.

For a more detailed discussion of these perquisites and their valuation, see the SUMMARY COMPENSATION TABLE below.

Compensation of Chief Executive Officer in 2007

During 2007, the Compensation Committee reviewed all components of Mr. Borror’s compensation, including projected payouts under his employment agreement with the Company based on several potential severance scenarios. A “tally sheet” setting forth all of the components of Mr. Borror’s compensation was reviewed by the Compensation Committee affixing dollar amounts under various payout scenarios.

Base Salary. As previously noted in this Compensation Discussion and Analysis, in August 2006 Mr. Douglas Borror took a voluntary reduction in base salary to $450,000. At Mr. Borror’s recommendation, the Committee determined that the reduction in base salary would continue through 2007 and into 2008.

Annual Incentive Cash Bonus. Mr. Douglas Borror’s annual incentive cash bonus was established in accordance with the Company’s Incentive Growth Plan based on the achievement of Performance Criteria (as defined in the Incentive Growth Plan) established by the Compensation Committee in the first quarter of 2007. For 2007, these Performance Criteria were the same as the Committee approved for the Company’s other executive officers. As noted, Mr. Borror offered to forego any incentive cash bonus that he might otherwise be entitled to receive under the Incentive Growth Plan. Additional information regarding the Incentive Growth Plan is set forth below.

Incentive Growth Plan. Mr. Borror did not receive any share-based equity compensation in 2007.

Departure of Mr. Jeffrey Croft

On December 20, 2007, the Company and Jeffrey A. Croft mutually agreed to terminate Mr. Croft’s employment as President and Chief Operating Officer of the Company, effective as of December 31, 2007 (the “Separation Date”), and the Board ratified and approved the same on December 19, 2007.

In connection with his termination, the Company and Mr. Croft entered into a Separation and Release Agreement, dated December 20, 2007 (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Croft agreed to continue to serve as President and Chief Operating Officer of the Company until the Separation Date and for thirty (30) days thereafter to provide the Company with up to sixty (60) hours of post—separation support. As part of Mr. Croft’s termination, the Company has agreed to pay Mr. Croft a lump sum severance payment in an amount equal to $575,000 (the “Lump Sum Payment”), plus an additional amount equal to $25,200 for health care coverage costs (the “Health Care Coverage Payment”), for a total cash payment of $600,200, less applicable tax withholdings. The Lump Sum Payment is due and payable to Mr. Croft on the first day of the seventh month following the Separation Date, and the Health Care Coverage Payment is due within 10 days of the date on which Mr. Croft’s right to revoke the Separation Agreement expires as described therein. Mr. Croft has agreed to forfeit any unvested awards of equity compensation he has received from the Company, and has further agreed that certain restrictions on competition and confidentiality shall remain in full force and effect for a period of 12 months following the Separation Date.

Indemnity Agreements

On November 9, 2007, the Company entered into indemnification agreements with each of its executive officers and directors. The indemnification agreements provide the indemnified persons with indemnification to the greatest extent permitted under Ohio law and the Company’s Amended and Restated Code of Regulations. The indemnification agreements also require the Company to advance expenses to an indemnified person prior to the final determination of any proceeding if the indemnified person delivers to the Company an undertaking to repay such advanced amounts if it is ultimately determined that indemnification by the Company is not available.

Accounting and Tax Considerations

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), the Company cannot take a tax deduction for certain compensation paid in excess of $1,000,000 to a “covered employee,” subject to certain exceptions. Generally, the Company’s covered employees are the Named Executive Officers, who are listed in the SUMMARY COMPENSATION TABLE below. The Incentive Growth Plan has been structured so that the annual bonus award to its participant is fully deductible for Federal income tax purposes.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each named executive officer for the fiscal years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)		Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)		Total ($)
Douglas G. Borror President, CEO and Chairman	2007	450,000		—		75,500		—	241,644	173,286	(5)	940,430
	2006	566,667	(6)	—		(216,772	)(7)	—	253,729	303,006	(8)	906,630

William G. Cornely(9) Executive Vice President, COO and CFO	2007	250,000		62,500	(10)	56,156		—	—	42,149	(11)	410,805
	2006	229,808		25,000	(12)	29,849		—	—	35,462	(13)	320,119

Jeffrey A. Croft(14) Former President and COO	2007	400,000		100,000	(15)	44,042		—	—	646,835	(16)	1,190,877
	2006	315,385		0	(17)	88,083		—	—	183,636	(18)	587,104

(1)

Amounts shown reflect the compensation expense recognized by the Company for financial statement reporting purposes with respect to restricted shares for the respective fiscal years in accordance with SFAS 123R. The assumptions used to calculate the value of stock awards are set forth in Notes 1 and 11 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal year end December 31, 2007 and Notes 1 and 10 in the Company’s Annual Report on Form 10-K for fiscal year end December 31, 2006.

(2)

In November 2006, each of the Named Executive Officers offered to forego any annual incentive cash bonuses that these officers might otherwise be entitled to receive pursuant to the terms of their annual incentive compensation plans. Based on the Company’s results for 2006, the foregone amounts included $162,500 for Mr. Douglas Borror, $100,000 for Mr. Croft, and $62,500 for Mr. Cornely. No annual incentive cash award was earned by a named executive for the plan year 2007.

(3)	All amounts shown reflect the change in value of an executive officers account pursuant to the Company’s Supplemental Executive Retirement Plan from the prior fiscal year.
(4)

The Company’s methodology for valuation of perquisites is as follows: (i) for personal use of company aircraft in 2006, amount includes the aggregate incremental cost to the Company of the Company’s aircraft, calculated based on the variable operating costs to the Company, including the hourly rate, fuel costs, mileage, landing/ramp fees and other miscellaneous variable costs, and excluding fixed costs which do not change based on usage, such as pilot salaries, the amortization of the purchase price of the Company’s interest in the aircraft, and the cost of maintenance not related to trips, and (ii) for automobile lease payments, the amount reflects the actual cost of lease payments made.

(5)

Includes $10,573 for long term disability premiums paid by the Company, $150,000 for life insurance premiums paid by the Company to fund a contractually obligated death benefit (which life insurance policy can be used to fund the Company’s Supplemental Executive Retirement Plan). Also includes country club dues and expenses related to membership in professional civic organizations, medical expense reimbursement, financial planning reimbursement and automobile lease payments, none of which individually exceeds $25,000.

(6)

Mr. Douglas Borror volunteered to reduce his base salary from $650,000 to $450,00 effective July 30, 2006 through December 31, 2006. At Mr. Borror’s recommendation, this reduction was extended through 2007 and 2008.

(7)

Includes the forfeiture of 40,000 restricted common shares granted to Mr. Douglas Borror on October 22, 2003, which shares were to vest, if at all, upon (i) the expiration of three years from the date of the award, and (ii) the Company’s achievement of a book value per share of $30.00. The shares did not vest as a result of the performance condition (ii) not having been met.

(8)

Includes $10,573 for long term disability premiums paid by the Company, $150,000 for life insurance premiums paid by the Company to fund a contractually obligated death benefit (which life insurance policy can be used to fund the Company’s Supplemental Executive Retirement Plan), and $17,670 for payment of taxes related to (i) use of the Company aircraft, and (ii) financial planning reimbursement. Also includes country club dues and expenses related to membership in professional civic organizations, fuel reimbursement, medical expense reimbursement, financial planning reimbursement, and home office equipment, none of which individually exceeds $25,000. Also includes $35,955 attributable to personal use of the Company aircraft, and $26,243 for automobile lease payments.

(9)	Mr. Cornely became our SVP of Finance and CFO in January 2006. He became our EVP of Finance and CFO in February 2007. He became our EVP and COO/CFO in December 2007.
(10)	Includes a retention bonus payment equal to 25% of base salary for continued service to the Company during the calendar year 2007.
(11)

Includes $6,635 for long term disability premiums paid by the Company and $1,050 for life insurance premiums paid by the Company. Also includes medical expense reimbursement, financial planning reimbursement and a vehicle allowance, none of which individually exceeds $25,000.

(12)

Amount represents signing bonus in connection with Mr. Cornely’s commencement of employment with the Company. In August, 2006, Mr. Cornely volunteered to forego his 2006 guaranteed minimum bonus of $100,000.

(13)	Includes reimbursement of COBRA premiums for the months of January and February 2006, an automobile allowance, and medical expense reimbursement, none of which individually exceeds $25,000.
(14)

Mr. Croft became our President and COO on March 6, 2006. On December 20, 2007, the Company and Mr. Croft mutually agreed to terminate Mr. Croft’s employment as President and Chief Operating Officer of the Company, effective as of December 31, 2007. The Company and Mr. Croft entered into the Separation Agreement with the Company as of December 20, 2007.

(15)	Includes a retention bonus payment equal to 25% of base salary for continued service to the Company during the calendar year 2007.
(16)

Includes $6,249 for long term disability premiums paid by the Company, and $2,100 for life ins premiums paid by the Company. Also includes country club dues, an automobile allowance, and medical expense reimbursement, none of which individually exceeds $25,000. Also includes $1,609 in carry over costs related to Mr. Croft’s 2006 relocation. Finally includes $600,200 severance paid to Mr. Croft pursuant to the Separation Agreement.

(17)	In August 2006, Mr. Croft volunteered to forego his 2006 guaranteed minimum bonus of $250,000.
(18)

Includes country club dues and fees, an automobile allowance, and medical expense reimbursement, none of which individually exceeds $25,000. Also includes a reimbursement of $102,133 for costs incurred by Mr. Croft in connection with his relocation to Columbus, Ohio area upon his initial employment with the Company, and $49,532 for payment of taxes related to such relocation costs. Amount indicated for relocation costs includes the actual cost of temporary lodging and travel for Mr. Croft, as well as realtor fees and closing costs in connection with the sale of Mr. Croft’s existing home.

GRANTS OF PLAN-BASED AWARDS IN 2007

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Douglas G. Borror		—	—	—	—	—	—	—	—	—	—
William G. Cornely	3/21/2007	—	—	—	—	25,000	—	—	—	—	113,250
Jeffrey A. Croft	3/21/2007	—	—	—	—	37,500	—	—	—	—	169,875

(1)	Represents restricted shares awarded to Named Executive Officers in 2007, 25% of which will vest in equal amounts on March 21, 2008, 2009, 2010 and 2011.
(2)	The grant date fair value of the share awards is determined in accordance with SFAS 123R.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

In August 2006, Mr. Douglas Borror offered to have his base salary reduced significantly. The Committee and the Board approved this base salary reduction, which included a decrease from $650,000 to $450,000. This decrease remains in effect. No annual incentive cash award was earned by a Named Executive Officer for the plan year 2007.

In 2007, we had employment agreements with the following Named Executive Officers: Douglas G. Borror, our Chairman and Chief Executive Officer, William G. Cornely, our Executive Vice President of Finance and Chief Financial Officer, and Jeffrey Croft, our former President and Chief Operating Officer. We entered into a separation and release agreement with Mr. Croft in December 2007. The provisions in that agreement are discussed above in “COMPENSATION DISCUSSION AND ANALYSIS.”

Douglas G. Borror Employment Agreement

We entered into an employment agreement with Mr. Douglas Borror effective July 1, 2004. The agreement is for a period of five years, and renews automatically for additional one-year terms unless the Board has notified Mr. Borror within 90 days prior to the expiration of the initial term (or any extension period) of its decision not to extend the agreement. On August 1, 2006, Mr. Borror’s employment agreement was amended to reflect his voluntary reduction in base salary from $650,000 to $450,000. Mr. Borror also is entitled to participate in our 2002 Incentive Growth Plan (the “Incentive Growth Plan”), and to receive such other benefits (including, but not limited to health and life insurance coverages, sick leave and disability programs, tax-qualified retirement plans, and other perquisites and benefits) as we may provide from time to time to actively employed senior executives of the Company. In addition, Mr. Borror is entitled to the following: (1) use of the Company’s aircraft for personal travel not to exceed pre-established annual limits set by the Compensation Committee, (2) payment of dues and reimbursement of reasonable expenses related to his membership in professional and civic organizations (including the Young President’s Organization), (3) payment of dues and expenses related to his membership in two country clubs, (4) a monthly automobile allowance or leased Company car, in accordance with the Company’s policies and procedures, and (5) reimbursement of reasonable expenses related to his service on the Board of Trustees of The Ohio State University, which are not otherwise reimbursed by the University. During 2006, the Compensation Committee suspended all personal use of the Company aircraft. In October 2006, the Company sold its remaining fractional interest in the Company aircraft.

William G. Cornely Employment Agreement

We entered into an employment agreement with Mr. Cornely effective January 17, 2006. The agreement is for a three-year term, and renews automatically for additional one-year terms unless the Board has notified Mr. Cornely within 180 days prior to the expiration of the initial term (or any extension period) of its decision not to extend the agreement. Under the agreement, Mr. Cornely’s base salary may be increased during the term by the Compensation Committee of our Board. Mr. Cornely is also entitled to participate in our annual incentive compensation program and to participate in such other programs and receive such other benefits as we may provide from time to time to actively employed, similarly situated executives. On August 1, 2006, Mr. Cornely’s employment agreement was amended to reflect his offering to forego a guaranteed minimum bonus of $100,000 for 2006. On December 20, 2007, the Company and Mr. Cornely further amended his employment agreement, amending the previously executed employment agreement between the Company and Mr. Cornely to reflect Mr. Cornely’s appointment as Chief Operating Officer effective as of December 31, 2007, and to further provide that, as of December 31, 2007, Mr. Cornely’s annual base salary will increase from $250,000 to $300,000 to reflect the increased duties and responsibilities associated with his appointment to the position of Chief Operating Officer.

Jeffrey A. Croft Employment Agreement

We entered into an employment agreement with Mr. Croft effective March 6, 2006. The agreement was for a three-year term, renewed automatically for additional one-year terms unless the Board had notified Mr. Croft within 180 days prior to the expiration of the initial term (or any extension period) of its decision not to extend the agreement. Under the agreement, Mr. Croft’s initial base salary was $400,000, which could be increased during the term by the Compensation Committee of our Board. Mr. Croft was entitled to participate in our annual incentive compensation program and to participate in such other programs and receive such other benefits as we have provided from time to time to actively employed, similarly situated executives. On August 1, 2006, Mr. Croft’s employment agreement was amended to reflect his offering to forego a guaranteed minimum bonus of $250,000 for 2006. In December of 2007 the Company and Mr. Croft mutually agreed to terminate Mr. Croft’s employment, and entered into a separation and release agreement with Mr. Croft on December 20, 2007. The provisions in that agreement are discussed above in “COMPENSATION DISCUSSION AND ANALYSIS.”

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

The following table includes information regarding all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2007.

	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Douglas G. Borror	—		—	—		—
William G. Cornely	34,375	(2)	12,375	12,500	(3)	4,500
Jeffrey A. Croft	75,000	(4)	27,000	50,000	(5)	18,000

(1)	Value is based on the closing price of the Company’s common stock of $0.36 on December 31, 2007.

(2)

Includes 9,375 restricted common shares that vest in equal amounts on February 7, 2008, 2009 and 2010 and 25,000 restricted common shares, 25% of which will vest in equal amounts on the first, second, third and fourth anniversaries of the date of grant March 21, 2007.

(3)	Represents common shares that will vest, if at all upon the Company’s achievement of $220 million in shareholders equity at the end of any fiscal quarter through and including December 31, 2009.
(4)

Includes 37,500 restricted common shares that vest in equal amounts on May 11, 2008, 2009 and 2010 and 37,500 restricted common shares, 25 % of which will vest in equal amounts on the first, second, third and fourth anniversaries of the date of grant March 21, 2007.

(5)	Represents common shares that will vest, if at all upon the Company’s achievement of $220 million in shareholders equity at the end of any fiscal quarter through and including December 31, 2009.

OPTION EXERCISES AND STOCK VESTED DURING 2007

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)	Value Realized On Vesting ($)
Douglas G. Borror	30,000	53,400
William G. Cornely	3,125	15,594
Jeffrey A. Croft	12,500	64,750

(1)	Value determined by multiplying the number of vested shares by the closing market price of the Company’s common shares on the vesting date.

PENSION BENEFITS

The Company maintains a non-qualified, unfunded defined supplemental executive retirement plan (the “Supplemental Executive Retirement Plan” or “SERP”) adopted January 1, 2003, in which Mr. Douglas Borror and other key employees of the Company participate. Under the SERP, participating employees are eligible for retirement benefits if certain vesting criteria set forth in the employee’s notice of participation are satisfied. Such vesting criteria include, among other things, participation in the SERP for a minimum of 72 months. Provided such criteria have been satisfied, upon the participant’s termination of employment, he will be entitled to receive, at his election, either (i) assignment of the insurance policy purchased by the Company as a source of the participant’s SERP plan benefit, or (ii) a lump sum cash payment in an amount equal to the participant’s account. In administering the SERP, the Company created an account (which account is an unfunded book-keeping entry) for each participant. The Company annually credits this account with an amount such that the value of the account at the date of the participant’s vesting in the SERP will equal the cash surrender value of the life insurance policy at vesting. The Company has no control or influence over the cash surrender value of the life insurance policy.

The following table further describes the benefits payable to the Named Executive Officers under the SERP at December 31, 2007.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Douglas G. Borror	Supplemental Executive Retirement Plan	5	1,095,145	(1)	—
William G. Cornely	—	—	—		—
Jeffrey A. Croft	—	—	—		—

(1)

Represents the Named Executive Officer’s account balance under the SERP at December 31, 2007, which reflects all amounts credited by the Company to the executive’s account through that date. The Company periodically credits the account with the intent that, upon vesting, the account will have the same value as the cash surrender value of a life insurance policy which the Company has acquired.

NONQUALIFIED DEFERRED COMPENSATION

The Company maintains the Deferred Compensation Plan that permits officers, including the Named Executive Officers, and directors of the Company to voluntarily defer receipt of a portion of their annual compensation (up to 20% of total base salary and annual bonus for employees and up to 100% of directors’ fees for outside directors) until the date or dates selected by the participant. Under the Deferred Compensation Plan, the Company will make a matching contribution for each participant equal to 25% of the amount deferred, which matching contribution may not exceed $2,500 in any year. Our matching contribution vests in 20% increments over a five-year period, subject to accelerated vesting upon a “change in control.” The contribution and match amounts are used by the trustee of a rabbi trust to acquire common shares of the Company in the open market. These common shares are held and voted by the trustee pursuant to the rabbi trust agreement.

The following table shows certain information for the Named Executive Officers under the Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last FYE ($)(2)
Douglas G. Borror	—	—	(35,250)	11,914	(3)	3,019
Jeffrey A. Croft	—	—	—	—		—
William G. Cornely	—	—	—	—		—

(1)

Amount reflects change in value of the participant’s deferred compensation account from January 1, 2007 to December 31, 2007, based upon the change in the fair market value of the Company’s common shares during the same period.

(2)	Based upon a closing price of $0.36 per share of the Company’s common shares on December 31, 2007.
(3)

Mr. Borror received a distribution of 2,875 vested shares under the Deferred Compensation Plan on August 8, 2007. This amount is based upon a closing price of $4.17 per share of the Company’s common shares on August 7, 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

This section describes and quantifies the payments that would be due to the Company’s Named Executive Officers in connection with their termination or in connection with a “change in control” of the Company. This section assumes that the termination and/or change in control occurred on December 31, 2007 and that the relevant stock price is the closing market price of the Company’s common stock on Nasdaq on December 31, 2007, which was $0.36.

Douglas G. Borror

On July 1, 2004, the Company entered into an employment agreement with Mr. Douglas Borror, pursuant to which Mr. Borror will be entitled to receive certain post-termination payments under various termination scenarios as more fully described below. Mr. Borror also currently holds restricted shares awarded under the Company’s 2003 Stock Plan, and participates in the Company’s Incentive Growth Plan, SERP, and Deferred Compensation Plan, each of which provide for post-termination payments to Mr. Borror under certain circumstances. Pursuant to his employment agreement, in the event that Mr. Borror’s employment is terminated for cause (as defined in his employment agreement) or if he terminates his employment other than for good reason (as defined in his employment agreement), he will be entitled to receive any accrued but unpaid base salary, any accrued but unused vacation, and any unreimbursed business expenses, all as of the date of termination. Under the Executive Deferred Compensation Plan, Mr. Borror will also be entitled to receive vested shares in accordance with the distribution dates established by Mr. Borror at the time of deferral, which distributions may be accelerated by the Compensation Committee in its discretion. Mr. Borror’s retirement or resignation would be treated as a termination by Mr. Borror without good reason under his employment agreement. In the event of retirement, provided that all other vesting criteria have been satisfied, Mr. Borror would also be entitled to receive, at his election, either (i) assignment of the insurance policy purchased by the Company as a source of his SERP plan benefit, or (ii) a lump sum cash payment from his participant account, the amount of which account currently is intended to equal the net cash surrender value of the insurance policy at termination. As of December 31, 2007, the vesting criteria set forth under the SERP for Mr. Borror had not been satisfied.

If Mr. Borror’s employment is terminated as a result of death or disability, he (or his estate, as applicable) will be entitled to receive: (i) any accrued but unpaid base salary, any accrued but unused vacation, and any unreimbursed business expenses, all as of the date of termination, (ii) his target bonus award under the Incentive Growth Plan for the year in which termination occurs, and (iii) vested shares under the Deferred Compensation Plan in accordance with the distribution dates established by Mr. Borror at the time of deferral, subject to acceleration by the Compensation Committee. In addition, in the event of his death, Mr. Borror’s estate will be entitled to receive a contractually obligated death benefit from the Company, which the Company has funded through the purchase of a life insurance policy on Mr. Borror.

In the event that Mr. Borror’s employment is terminated by the Company without cause (as defined in the agreement) or he terminates his employment with the Company for good reason (as defined in the agreement), he will be entitled to the following:

•	any accrued but unpaid base salary, any accrued but unused vacation, and any unreimbursed business expenses, all as of the date of termination;

•	his target bonus award under the Incentive Growth Plan for the year in which termination occurs;

•

an amount equal to the greater of (a) two, or (b) the number of years (and fractions of years) remaining on the term of his employment agreement, multiplied by the greater of (c) the amount of the award paid to him under the Incentive Growth Plan for the last full year preceding his termination of employment or (d) the average of the amount of the award paid to him under the Incentive Growth Plan for the three years prior to his termination of employment, payable in equal monthly installments during the 24 month period following termination;

•

in exchange for non-competition, non-solicitation and non-disparagement covenants effective for two years after his termination without cause or for good reason, Mr. Borror will receive an amount equal to the greater of (a) 24 months, or (b) the number of months remaining on the term of his agreement, of base salary in effect on the date of termination, paid in equal monthly installments over the 24 month period following termination; and

•

continuation of coverage under our group health plan for a period of twenty-four (24) months after the date of termination or, if continuation is not permitted, an amount necessary for him (and, if applicable, his family) to obtain an individual health insurance policy that will provide coverage for the twenty-four (24) month period that is substantially similar to the coverage provided under our group health plan.

Additionally, under his employment agreement, as well as the 2003 Stock Plan and his restricted share award agreement, in the event of a termination by the Company without cause, any unvested restricted shares previously awarded to Mr. Borror will fully and immediately vest. Finally, Mr. Borror will be entitled to receive vested shares under the Deferred Compensation Plan in accordance with the distribution dates established by Mr. Borror at the time of deferral, subject to acceleration by the Compensation Committee.

In the event of a “change in control” of the Company, (i) any unvested restricted shares previously awarded to Mr. Borror will fully and immediately vest, and (ii) Mr. Borror will be entitled to receive vested shares under the Deferred Compensation Plan in accordance with the distribution dates established by Mr. Borror at the time of deferral, subject to acceleration by the Compensation Committee. If (1) Mr. Borror’s employment is terminated by the Company without cause or by Mr. Borror for good reason within 180 days prior to a “change in control,” or (2) Mr. Borror elects to terminate his employment for any reason within ten days following the “change in control,” in addition to the foregoing benefits, he will also be entitled to the following:

•	any accrued but unpaid base salary, any accrued but unused vacation, and any unreimbursed business expenses, all as of the date of termination;

•	his “stretch” bonus award under the Incentive Growth Plan for the year in which termination occurs;

•

an amount equal to three times his average annual award under the Incentive Growth Plan for the three full fiscal years ending before the date of termination, payable in equal monthly installments over the 36 month period following termination;

•

continuation of coverage under our group health plan for a period of thirty-six (36) months after the date of termination or, if continuation is not permitted, an amount necessary for him (and, if applicable, his family) to obtain an individual health insurance policy that will provide coverage for the thirty-six (36) month period that is substantially similar to the coverage provided under our group health plan;

•

continuation of his participation in the fringe benefit plans, policies and programs that he participated in on the date of termination for a period of thirty-six (36) months after the date of termination; and

•	an amount equal to any excise taxes imposed on any payments that constitute “parachute payments” under 280G(b) of the Internal Revenue Code (the “Code”).

Pursuant to his employment agreement, in exchange for non-competition, non-solicitation and non-disparagement covenants effective for three years after his termination under this scenario, Mr. Borror will also receive an amount equal to 300% of his average annual base salary over the three fiscal years preceding the date of termination, paid in equal monthly installments during the thirty-six (36) month period following the date of termination. For purposes of Mr. Borror’s employment agreement, a “change in control” will be deemed to have occurred upon the happening of any of the following events:

•

the replacement of a majority of the members of the Board serving as such on the date of the agreement for any reason other than death or disability, which replacement has not been approved by the Board of the Company;

•

an acquisition by tender or exchange offer, open market purchases, privately negotiated purchases, or exercise of stock pledge, by one or more persons (other than the Borror family) of equity securities of the Company representing more than 29% of the combined voting power of our outstanding securities; or

•	the failure of the Borror family at any time to have (on a fully diluted basis) ownership of 30% of the Company’s outstanding equity securities.

Finally, under the SERP, if Mr. Borror’s employment is terminated following a “change in control, and such termination (a) occurred after Mr. Borror reached the age of 55, (b) was for “good reason” (as defined in the SERP), or (c) was a termination by the Company without cause, then Mr. Borror will also be entitled to receive, at his election, either (i) assignment of the insurance policy purchased by the Company as a source of Mr. Borror’s SERP plan benefit, or (ii) a lump sum cash payment from his participant account, the amount of which account is currently intended to equal the net cash surrender value of the insurance policy at termination. In December 2007, the Company amended the SERP to (i) allow vesting to its participants immediately upon the occurrence of a change in control, (ii) eliminate the second trigger requirement of termination of employment prior to vesting, and (iii) amend certain provisions to comply with, and take advantage of transition relief under Section 409A of the Internal Revenue Code of 1986, as amended.

William G. Cornely

Effective January 16, 2006, the Company entered into an employment agreement with Mr. Cornely pursuant to which he will be entitled to receive certain post-termination payments under various termination scenarios as more fully described below. Mr. Cornely currently holds restricted shares under the 2003 Stock Plan, which shares will vest under certain termination scenarios.

Pursuant to his employment agreement, if the Company terminates Mr. Cornely for cause (as defined in his employment agreement) or he terminates his employment other than for good reason (as defined in his employment agreement), he will be entitled to receive any accrued but unpaid base salary, any accrued but unused vacation, and any unreimbursed business expenses, all as of the date of termination. Mr. Cornely’s retirement or resignation would be treated as a termination by him without good reason under his employment agreement.

In the event that the Mr. Cornely’s employment is terminated as a result of death or disability, he (or his estate, as applicable) will be entitled to receive:

•	any accrued but unpaid base salary, any accrued but unused vacation, and any unreimbursed expenses, all as of the date of termination; and

•

a pro rata award under his annual incentive cash bonus plan, with proration based on service completed during the calendar year for which the award is determined, and payable based on the award that would have been paid had his employment not terminated.

If Mr. Cornely’s employment is terminated by the Company without cause (as defined in the agreement) or he terminates his employment with the Company for good reason (as defined in the agreement), in addition to the payments noted above, he will also be entitled to receive:

•

payments equal to twelve (12) months of his base salary in effect on the date of termination, with a lump sum payment equal to six months’ of his base salary payable on the first day of the seventh month following the date of termination, and the remainder payable in separate, equal amounts, to be paid no less frequently than monthly;

•

a lump sum cash payment equal to eighteen months of the premium applicable to him on the date of termination for he and his family under our group health plan, payable within thirty (30) days of the date of termination; and

•	full and immediate vesting of any unvested performance-based restricted shares previously awarded to him.

In a termination without cause scenario, the pro rata annual incentive cash bonus award will be payable to Mr. Cornely on the later of (i) the date on which the award would have been paid had his employment not terminated and (ii) the first day of the seventh month following the date of termination.

In the event of a “change in control” of the Company, any unvested restricted shares previously awarded to Mr. Cornely will be fully and immediately vested. In addition, if the Mr. Cornely’s employment is terminated by the Company without cause or by Mr. Cornely for good reason within two years following a “change in control” of the Company, Mr. Cornely will be entitled to receive:

•	any accrued but unpaid base salary, any accrued but unused vacation, and any unreimbursed expenses, all as of the date of termination;

•

a pro rata award under his annual incentive cash bonus plan at the “target” level, with proration based on service completed during the calendar year for which the award is determined, and payable on the first day of the seventh month following the date of termination;

•

a lump sum cash payment equal to eighteen months of the premium applicable to him on the date of termination for he and his family under our group health plan, payable within five (5) days of the date of termination;

•	a single lump sum payment equal to two (2) times his annual base salary in effect on the date of termination, payable on the first day of the seventh month following the date of termination; and

•	reimbursement of out-placement expenses incurred during the six (6) months following termination, up to $5,000.

For purposes of Mr. Cornely’s employment agreement, a “change in control” will be deemed to have occurred upon the happening of any of the following events:

•	Douglas G. Borror and David S. Borror both cease to be members of the Company’s Board;

•

any direct or indirect acquisition by a person or group, directly or indirectly, of the Company’s securities representing more than 40 percent of the combined voting power of the Company’s then outstanding securities; provided, however, that a “person” or “group” will not include:

•	the Company;

•	any entity under common control with the Company;

•	BRC Properties Inc. or any of its shareholders or members of the family of Donald A. Borror; or

•	any employee benefit plan of any entity described above;

•

the adoption or authorization by the Company’s shareholders of a definitive agreement for the merger or other business combination of the Company in which the Company’s shareholders will own less than 50 percent of the voting power in the surviving entity or for the sale or other disposition of all or substantially all of the Company’s assets; or

•	the adoption by the Company’s shareholders of a plan relating to the liquidation or dissolution of the Company.

Mr. Cornely’s employment agreement also contains a non-competition, non-solicitation and non-disparagement covenants applicable for a period of twelve (12) months following the date of termination.

Jeffrey A. Croft

On December 20, 2007, the Company and Jeffrey A. Croft mutually agreed to terminate Mr. Croft’s employment as President and Chief Operating Officer of the Company, effective as of December 31, 2007 (the “Separation Date”), and the Board ratified and approved the same on December 19, 2007.

In connection with his termination, the Company and Mr. Croft entered into a Separation and Release Agreement, dated December 20, 2007 (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Croft agreed to continue to serve as President and Chief Operating Officer of the Company until the Separation Date and for thirty (30) days thereafter to provide the Company with up to sixty (60) hours of post—separation support. As part of Mr. Croft’s termination, the Company has agreed to pay Mr. Croft a lump sum severance payment in an amount equal to $575,000 (the “Lump Sum Payment”), plus an additional amount equal to $25,200 for health care coverage costs (the “Health Care Coverage Payment”), for a total cash payment of $600,200, less applicable tax withholdings. The Lump Sum Payment is due and payable to Mr. Croft on the first day of the seventh month following the Separation Date, and the Health Care Coverage Payment is due within 10 days of the date on which Mr. Croft’s right to revoke the Separation Agreement expires as described therein. Mr. Croft has agreed to forfeit any unvested awards of equity compensation he has received from the Company, and has further agreed that certain restrictions on competition and confidentiality shall remain in full force and effect for a period of 12 months following the Separation Date.

The following tables quantify the payments due to the Named Executive Officers in the event of various termination events or a change in control. For Mr. Croft, the table quantifies the payments he received in connection with his departure from the Company.

Post-Employment Payments – Douglas G. Borror

Incremental Benefits Due to Termination Event	Disability ($)	Death ($)		Termination With Cause or by Executive without Cause (Resignation/ Retirement) ($)	Termination Without Cause ($)	Change in Control without Termination ($)	Change in Control with Termination ($)
Severance	—	—		—	1,125,000	—	1,866,667
Bonus/Long-Term Incentive Plan (1)	—	—		—	1,000,000	—	1,200,000
Acceleration of Equity Awards(2)	—	—		—	—	—	—
SERP	—	—		—	—	1,238,023	1,238,023
Executive Deferred Compensation Plan	3,019	3,019		3,019	3,019	7,548	7,548
Other Benefits (3)	—	8,000,000	(4)	—	14,926	—	236,229
Gross-Up on Excise Taxes (5)	—	—		—	—	—	—	(5)

Total	3,019	8,003,019		3,019	2,142,945	1,245,571	4,548,467

(1)

In 2007, Mr. Borror volunteered to forego any annual bonus that he might otherwise be entitled to receive under the Incentive Growth Plan. In addition, Mr. Borror declined to accept his annual bonus in 2006 and 2007. Therefore, no bonus payout is reflected for termination upon death or disability and for change in control without termination, and both the termination without cause and change in control with termination amounts assume 2006 and 2007 bonuses of $0. For termination without cause, amount reflects Mr. Borror’s average annual bonus during the last three years ($400,000) multiplied by 2.5 (approximate number of years remaining on Mr. Borror’s employment agreement). For change in control with termination, amount reflects three times his average annual award under the Incentive Growth Plan for the three full fiscal years ending before the date of termination ($400,000).

(2)	The last of Mr. Borror’s restricted share awards vested in October, 2007.
(3)

For termination without cause, reflects group health plan premiums based on actual values for Mr. Borror for 2007. For change in control with termination, amounts reflected are based on continuation of Mr. Borror’s benefits and perquisites for the 36 month period after December 31, 2007, using actual values for 2007 as reported in the SUMMARY COMPENSATION TABLE. Includes $22,389 for group health plan premiums, $31,719 for long-term disability insurance premiums, and $12,825 related to payment of taxes related to financial planning reimbursement. Also includes $40,059 for country club dues and fees, $38,928 for reimbursement of expenses related to membership in professional civic organizations, $30,309 for automobile lease payments, $30,000 for medical expense reimbursement, and $30,000 for financial planning reimbursement.

(4)

Includes a contractually obligated death benefit which the Company is obligated to pay upon the death of the executive officer. The Company has funded this obligation through the purchase of a life insurance policy from a third party. The Company’s premium payments on this policy are reported as compensation for each executive officer in the SUMMARY COMPENSATION TABLE under the column ALL OTHER COMPENSATION.

(5)

Based on the Company’s analysis and current assumptions, no excise tax would have been imposed on these payments and, therefore, the Company would not have been required to make any gross-up payments to Mr. Borror.

Post-Employment Payments – William G. Cornely

Incremental Benefits Due to Termination Event	Death or Disability ($)	Termination With Cause or by Executive without Cause (Resignation/ Retirement) ($)	Termination Without Cause ($)	Change in Control without Termination ($)	Change in Control with Termination ($)
Severance	—	—	300,000	—	600,000
Bonus (1)	—	—	—	—	—
Acceleration of Equity Awards (2)	—	—	16,875	42,188	42,188
Other Benefits (3)	—	—	6,578	—	11,578

Total	—	—	323,453	42,188	653,766

(1)

In 2007, Mr. Cornely volunteered to forego any annual bonus that he might otherwise be entitled to receive under his 2007 incentive cash bonus plan. Therefore, no bonus payout is reflected for termination upon death or disability, termination without cause, change in control without termination and change in control with termination.

(2)

For termination without cause, amount reflected is based on a closing price of $0.36 of the Company’s common shares at December 31, 2007 and upon accelerated vesting of 25,000 restricted common shares to Mr. Cornely on February 7, 2006. Change in control amounts assume a per share value of $0.90, which is 250% of the closing price of $0.36, and reflects accelerated vesting of 12,500 restricted common shares awarded to Mr. Cornely on February 7, 2006.

(3)	Includes payment of group health plan premiums based on actual values for 2007. For change in control with termination, also includes reimbursement of outplacement services.

Separation Payments – Jeffrey A. Croft

Benefit	Amount ($)
Severance	575,000
Bonus	—
Acceleration of Equity Awards	—
Other Benefits	25,200

Total	600,200

DIRECTOR COMPENSATION

During 2007, our non-employee directors received a fee of $10,000 per quarter for Board service. Non-employee directors who served on the Audit Committee (other than the Audit Committee Chairman) received an additional fee of $1,250 per quarter, and the Audit Committee Chairman received an additional fee of $2,500 per quarter. The Chairman of the Compensation Committee received an additional fee of $1,250 per quarter. The Chairman of the Governance Committee/Lead Director received $1,250 per quarter for service in both of these roles.

In 2007 directors received at least 50% and, at their election, up to 100% of their director and committee fees otherwise payable to them in common shares of the Company (“Whole Shares”) under the Company’s 2003 Stock Plan. The Compensation Committee may, from time to time, increase or decrease the percentage of director fees payable in Whole Shares.

A director also may elect to defer the receipt of their director and committee fees (other than any portion payable in Whole Shares) through participation in our Deferred Compensation Plan and receive a matching contribution from us of 25% with respect to such deferred fees, which matching contribution may not exceed $2,500 in any year. No directors participated in the Executive Deferred Compensation Plan in 2007.

Non-employee directors are also entitled to participate in the Company’s Financial Planning Reimbursement Plan, which provides reimbursement for expenses incurred in personal financial planning of up to $7,500 in any calendar year for our independent directors. Additionally, under the 2003 Stock Plan, each non-employee director receives, on the first business day after each annual meeting of shareholders, provided that the director continues to serve on the Board on such date, a grant of a non-qualified stock option to purchase 2,500 common shares of our Company at an exercise price equal to the fair market value of the common shares on the date of grant. A director option is exercisable from the date of grant until the earlier of (i) the tenth anniversary of the date of grant or (ii) generally three months (one year in the case of a director who becomes disabled or dies) after the date the director ceases to be a director. Directors who are also employees of the Company do not receive any additional compensation for their service as directors.

The following table provides the compensation of our directors for the fiscal year ended December 31, 2007. As employees of the Company, Douglas Borror did not receive any fees for Board services during 2007. Furthermore, David Borror did not receive any fees for Board services during 2007.

Name	Fees Earned or Paid in Cash ($) (1)		Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
David P. Blom	40,000	(3)	0	2,500	0		42,500
R. Andrew Johnson	45,000	(4)	0	2,500	0		47,500
Robert R. McMaster	45,000	(5)	0	2,500	0		47,500
Carl A. Nelson, Jr.	50,000	(6)	0	2,500	0		52,500
Zuheir Sofia	47,500	(7)	0	2,500	7,500	(8)	57,500
Betty D. Montgomery (9)	32,500	(10)	0	2,500	0		35,000

(1)

In 2007, directors received at least 50% and, at their election, up to 100% of their director and committee fees otherwise payable to them in common shares of the Company under the Company’s 2003 Stock Plan.

(2)

Amounts shown reflect the compensation expense recognized by the Company for financial statement reporting purposes with respect to stock options during the 2007 fiscal year in accordance with SFAS 123R. The assumptions used to calculate the value of stock awards are set forth under Notes 1 and 10 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal year 2007 filed with the Commission on March 7, 2008.

(3)	Includes $29,992 in common shares of the Company (7,526 shares) received by Mr. Blom as director’s fees.
(4)	Includes $22,495 in common shares of the Company (6,147 shares) received by Mr. Johnson as director’s fees.
(5)	Includes $22,495 in common shares of the Company (6,147 shares) received by Mr. McMaster as director’s fees.
(6)	Includes $23,746 in common shares of the Company (6,405 shares) received by Mr. Nelson as director’s fees.
(7)	Includes $16,246 in common shares of the Company (4,946 shares) received by Mr. Sofia as director’s fees.
(8)	Amounts reflects financial planning reimbursement.

(9)	Ms. Montgomery was appointed to the Board on February 7, 2007.
(10)	Includes $24,993 in common shares of the Company (6,830 shares) received by Ms. Montgomery as director’s fees.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for 2007. Based on the review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Compensation Committee

Zuheir Sofia, Chairman
David P. Blom
Betty D. Montgomery

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2007, no member of the Compensation Committee (1) was a current or former executive officer of the Company, or (2) had a reportable business relationship with the Company.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITIES OWNERSHIP

Ownership of Common Stock by Principal Shareholders

The following table sets forth information as of April 30, 2008 (except as noted below), relating to the beneficial ownership of our shares of Common Stock by each person known by the Company to own beneficially more than 5% of the Company’s Common Stock.

	Number of Common Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Sole Voting and/or Investment Power		Shared Voting and/or Investment Power		Total	Percent of Class (2)
Douglas G. Borror (3)	61,545	(4)	3,926,324	(5)	3,987,869	40.36%

David S. Borror (3)	3,096		3,926,324	(5)	3,929,420	39.77%

Terry E. George (3)	0		3,926,324	(5)	3,926,324	39.73%

BRC Properties Inc. (3)	3,926,324	(5)	—		3,926,324	39.73%

BRC Properties Inc., Douglas G. Borror, David S. Borror and Terry E. George, as a group	—		3,926,324	(5)	3,926,324	39.73%

Aegis Financial Corporation (6) 1100 North Glebe Road, Suite 1040 Arlington, VA 22201	419,143		—		419,143	4.24%

William Berno (6) 1100 North Glebe Road, Suite 1040 Arlington, VA 22201	—		419,143		419,143	4.24%

Scott L. Barbee (6) 1100 North Glebe Road, Suite 1040 Arlington, VA 22201	12,000		419,143		431,143	4.36%

Dimensional Funds Advisors LP (7) 1299 Ocean Avenue Santa Monica, CA 90401	525,122		—		525,122	5.31%

Angelo, Gordon & Co., L.P. (8) 245 Park Avenue New York, NY 10167	755,133		—		755,133	7.64%

John M. Angelo and Michael L. Gordon (8) 245 Park Avenue New York, NY 10167	—		755,133		755,133	7.64%

Silver Point Capital Management, L.L.C., Robert J. O’Shea, Silver Point Capital, L.P., Silver Point Capital Fund, L.P., and SPCP Group, L.L.C. (9) Two Greenwich Plaza 1st Floor Greenwich, CT 06830	—		755,134		—	7.64%

Edward A. Mulé (9) Two Greenwich Plaza 1st Floor Greenwich, CT 06830	755,134		—		755,134	7.64%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares.

(2)

Percent of Class is calculated by dividing the number of common shares beneficially owned by a person by the sum of 9,881,442 common shares outstanding as of April 30, 2008 and the number of common shares as to which the person has the right to acquire beneficial ownership within sixty (60) days of April 30, 2008.

(3)	The address of Douglas G. Borror, David S. Borror, Terry E. George and BRC Properties Inc. (“BRC”) is 4900 Tuttle Crossing Boulevard, Dublin, Ohio 43016-5555.
(4)	Includes 25,406 common shares held by The Principal Group, as Trustee of the Dominion Homes, Inc. Retirement Plan and Trust, which common shares are voted at the direction of Mr. Douglas Borror.
(5)

Share total is based on information provided to the Company by BRC. By virtue of their ownership and/or control of BRC, each of Douglas G. Borror, David S. Borror, and Terry E. George may be deemed to beneficially own the common shares of the Company held by BRC. See Item 13 of this Form 10-K/A for additional information.

(6)

Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008. According to the Schedule 13G, Aegis Financial Corporation is the beneficial owner of and has the sole power to vote and dispose of 414,143 common shares. In addition, each of William S. Berno and Scott L. Barbee shares the power to vote or dispose of these 414,143 shares. In addition to these common shares, Mr. Barbee is the beneficial owner of and has the sole power to vote and dispose of 12,000 common shares.

(7)

Information is based on amendment No. 2 to Schedule 13G (“Amendment No. 2”) filed with the Securities and Exchange Commission on February 6, 2008. According to this Amendment No. 2, Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the common shares that are owned by the Funds, and may be deemed to be the beneficial owner of the common shares by the Funds. However, all common shares are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(8)

Information is based on amendment No. 7 to Schedule 13D (“Amendment No. 7”) filed with the Securities and Exchange Commission on January 24, 2008 and recent information provided to the Company in connection with the cashless exercise of certain warrants held by Silver Oak Capital, L.L.C., a nominee which acts for certain private investment funds for Angelo, Gordon & Co., L.P. (“Angelo Gordon & Co.”). According to Amendment No. 7, Angelo Gordon & Co. is an investment advisor. John M. Angelo and Michael L. Gordon are managing members of JAMG LLC, which is the general partner of AG Partners, L.P., which is the sole general partner of Angelo Gordon & Co. and serve as the chief executive officer and chief operating officer of Angelo Gordon & Co., respectively.

(9)

Information is based upon amendment No. 7 to Schedule 13D (“Amendment No. 7”) filed with the Securities and Exchange Commission on January 24, 2008 and recent information provided to the Company in connection with the cashless exercise of certain warrants held by SPCP Group, LLC (“SPCP Group”). According to Amendment No. 7, Silver Point Capital Fund, L.P. (“SPC Fund”) is a member of SPCP Group, Silver Point Capital, L.P. (“Silver Point”) is the investment manager of SPC Fund, Silver Point Capital Management, L.L.C. (“Management”) is the general partner of Silver Point, and Messrs. Edward A. Mulé and Robert J. O’Shea are each members of Management and by virtue of such statuses may be deemed to be the beneficial owners of the shares of common stock held by SPCP Group. The principal business of Management is serving as the general partner of Silver Point. The principal business of Messrs. Mulé and O’Shea, in addition to serving as members of Management, is managing other affiliated entities (including Silver Point). The principal business of Silver Point is serving as an investment manager for private investment funds (including SPC Fund). The principal business of SPC Fund and SPCP Group is acquiring, holding, managing and disposing of investments.

Ownership of Common Stock by Directors and Executive Officers

The following table sets forth information, as of April 30, 2008 (except as noted below) regarding beneficial ownership of the Company’s Common Stock by each of the Company’s directors, executive officers, and directors and executive officers as a group:

	Amount and Nature of Common Shares Beneficially Owned (1)
Name of Beneficial Owner	Shared Voting and/or Investment Power		Shared Voting and/or Investment Power		Total	Percent of Class (2)
David Blom	10,293		—		10,293	*
David S. Borror	3,096		3,926,324	(3)	3,929,420	39.77%
Douglas G. Borror	61,545	(4)	3,926,324	(3)	3,987,869	40.36%
William G. Cornely	70,000	(5)	—		70,000	*
R. Andrew Johnson	7,703		—		7,703	*
Robert R. McMaster	13,014		—		13,014	*
Betty D. Montgomery	4,946		—		4,496	*
Carl A. Nelson, Jr.	9,559		—		9,559	*
Zuheir Sofia	10,634		—		10,634	*
All directors and current executive officers as a group (9 persons) (6)	190,790		3,926,324	(3)	4,117,114	41.67%

*	Less than one percent (1%).
(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares.

(2)

Percent of Class is calculated by dividing the number of shares beneficially owned by the sum of 9,881,442 shares outstanding as of April 30, 2008, and the number of common shares as to which the person has the right to acquire beneficial ownership within sixty (60) days of April 30, 2008.

(3)

Share total is based on information provided to the Company by BRC. By virtue of their ownership and/or control of BRC, each of Douglas G. Borror and David S. Borror may be deemed to beneficially own the common shares of the Company held by BRC. See Item 13 of this Form 10-K/A for additional information.

(4)	Includes 25,406 common shares held by The Principal Group, as Trustee of the Dominion Homes, Inc. Retirement Plan and Trust, which common shares are voted at the direction of Mr. Douglas Borror.
(5)

Includes 25,000 restricted common shares awarded to Mr. Cornely on February 7, 2006, which shares will vest as follows: for 50% of the total shares granted (12,500 shares), the restrictions will lapse as to one-fourth of these shares (3,125 shares) on each of the first, second, third, and fourth anniversaries of the date of grant; and for the remaining 50% (12,500 shares), the restrictions will lapse upon the Company’s achievement of

$220,000,000 in shareholders’ equity at the end of any fiscal quarter through and including the fiscal quarter ended December 31, 2009. Also includes 25,000 restricted common shares awarded to Mr. Cornely on March 21, 2007 for which as to one-fourth of these shares the restrictions will lapse on the first, second, third and fourth anniversaries of the date of grant.

(6)	In computing the aggregate number of common shares held by the group, the same common shares were not counted more than once.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007, concerning the aggregate number of our common shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans or arrangements approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders (3)	1,603,735	$0.82	839,578
Equity compensation plans not approved by security holders	—	—	—
Total	1,603,735	$0.82	839,578

(1)	All outstanding options, warrants and rights were issued under the 1994 Incentive Stock Plan or the 2003 Stock Plan.
(2)	Excludes common shares listed in the first column as common shares to be issued upon exercise of outstanding options, warrants and rights.
(3)	Does not include shares subject to the Executive Deferred Compensation Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DESCRIPTION OF RELATIONSHIP AND OWNERSHIP OF BRC

BRC is a significant shareholder of the Company, owning approximately 39.73% of the Common Stock outstanding as of April 30, 2008, and is controlled by certain members of the Borror family. BRC is in the business of owning, managing and consulting on multi-family housing, commercial real estate and undeveloped real estate. Douglas G. Borror, who is a director and officer of the Company, and David S. Borror, who is a director of the Company, are directors of BRC. David S. Borror and Douglas G. Borror serve as President and Executive Vice President, respectively, of BRC. The Borror family, directly and through its ownership of BRC, beneficially owned approximately, 40.39% of the Company’s outstanding shares as of April 30, 2008.

BRC has issued and outstanding 81,567 Class A (voting) common shares and 273,195 Class B (non-voting) common shares, all of which are beneficially owned by the Borror family and by Terry E. George. Through their ownership and control of BRC, such persons are in a position to control the Company.

BRC and its shareholders are parties to a Close Corporation Agreement (the “BRC Agreement”) that governs the operation of BRC and certain relationships among its shareholders. The BRC Agreement provides that all the voting power of the BRC shares is to be exercised by a majority of the directors of BRC, all of whom will be elected by Douglas G. Borror. David S. Borror has the right to appoint the directors of BRC in the event Douglas G. Borror and Donald A. Borror are both deceased or incapacitated, and, in such an event, it is anticipated that David S. Borror will appoint an advisory committee of the then existing members of the Board to assist him with material decisions affecting BRC, including issues involving BRC’s ownership of common shares of the Company.

Under the provisions of the BRC Agreement, David S. Borror is required to be elected as a director BRC as long as he continues to hold at least 10% of the common shares of BRC, absent his removal for “cause” within the meaning of the BRC Agreement. As long as he continues to hold at least 10% of the common shares of BRC and as long as BRC has the ability to elect at least two directors of the Company, BRC is also required to use its best efforts to elect David S. Borror as director of the Company. The BRC Agreement generally prohibits the transfer of common shares of BRC to persons who are not members of the Borror family unless certain procedures are followed. BRC is required to repurchase all of the common shares of BRC owned by Terry E. George in the event of his death or incapacity. BRC also is required to purchase a certain number of common shares of BRC from the estates of Borror family members. Under certain conditions, Borror family members who are not employed by BRC have the right to repurchase common shares of BRC held by such family members. In certain instances, the obligation of BRC to repurchase common shares of BRC may be assumed by certain Borror family shareholders.

TRANSACTIONS WITH BRC AND RELATED PERSONS

The Company has a written policy regarding the procedures for review and approval of all related party transactions. This policy was last approved by the Audit Committee of our Board on March 14, 2007. Under this policy, the term “related party” has the same definition as provided under Item 404 of Regulation S-K under the securities regulations. A “related party transaction” includes any transaction, arrangement or relationship in which the Company (or any of its subsidiaries) was, is, or will be a participant, and in which the related party had, has or will have a direct or indirect interest, regardless of the dollar amount of the transaction.

The policy provides that all related party transactions be submitted to the Audit Committee for approval or ratification. The Audit Committee will consider all relevant information available, including but not limited to (i) the terms of the transaction, (ii) the benefits of the transaction to the Company, (iii) the extent of the related party’s interest in the transaction, (iv) the availability of other sources for comparable products or services, (v) whether the proposed transaction is on terms comparable to the terms available to an unrelated third party, and (vi) if applicable, the impact on an outside director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder, or executive officer.

The Audit Committee will approve or ratify related party transactions that it determines in good faith are consistent with the best interests of the Company. The Audit Committee may engage one or more independent advisors to assess the fairness of the transaction to the Company. All related party transactions required to be disclosed in the Company’s filings with the Commission shall be disclosed in accordance therewith. Prior to October 2003, when the Audit Committee assumed responsibility for reviewing related party transactions, all such transactions were reviewed by the Affiliated Transactions Review Committee, which was comprised of independent directors.

The Company leases from BRC our corporate offices in Central Ohio, which consists of approximately 40,000 gross square feet (37,557 net rentable square feet), with the lease commencing January 1, 1998. On November 30, 2007, the Company and BRC amended the term of the lease to provide for a new 10 year term beginning on December 1, 2007. The amended lease has a monthly rental rate initially equal to $41,150 and provides for annual increases of $411.50 per month. As amended, the lease provides the Company a right to renew the lease for a five year term beginning December 1, 2017 at then-current market rates. The rental rate for the building was established by an MAI appraiser commissioned by a committee comprised solely of independent members of the Company’s Board, and confirmed in a review by a second MAI appraiser. We paid $473,090 to BRC under this lease during 2007. We believe that the terms of this lease are no less favorable to us than those reasonably available from unrelated third parties for comparable space.

We previously leased a second office building from BRC that was approximately 35,000 gross square feet (33,260 net rentable square feet). The lease commenced November 1, 2003 and had an initial expiration date of October 31, 2018. This lease was terminated on December 20, 2007, and the Company paid BRC an early termination fee in the amount of $385,000.

Agreement and Plan of Merger

On January 18, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dominion Holding Corp., a Delaware corporation (“Parent”), and Dominion Merger Corporation, an Ohio corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, the Company will be acquired by an investor group comprised of SPCP Group, LLC (“Silver Point”), Silver Oak Capital, L.L.C. (“Silver Oak,” and together with Silver Point, collectively referred to as the “Sponsors”) and BRC. Upon completion of the merger (the “Merger”), the Company will be owned 90.38% by the Sponsors and 9.62% by BRC. It is anticipated that Douglas G. Borror, the Chairman of the Board, Chief Executive Officer and President of the Company, and William G. Cornely, the Executive Vice President—Finance, Chief Financial Officer and Chief Operating Officer of the Company, will hold substantially similar positions with the surviving corporation after completion of the Merger.

Concurrently with the execution and delivery of the Merger Agreement, BRC has entered into a commitment letter with Parent, pursuant to which BRC has committed to contribute its Company common shares to Parent immediately before the Merger in exchange for shares of common stock of Parent. Further, in connection with the Merger, on January 18, 2008, Parent, Merger Sub and BRC, Messrs. Douglas G. Borror and Davis S. Borror (collectively, the “Borror Shareholders”), that in the aggregate own 3,990,965 shares of Common Stock, or approximately 40.39% of the Common Stock outstanding as of April 30, 2008, have entered into a Voting Agreement (the “Voting Agreement”), pursuant to which the Borror Shareholders have agreed, among other things, to vote 3,965,559 of their shares of Common Stock in favor of the Merger and against any third party acquisition proposal other than the Merger contemplated under the Merger Agreement.

DIRECTOR INDEPENDENCE

The following individuals served on our Board during 2007: David P. Blom, David S. Borror, Douglas G. Borror, R. Andrew Johnson, Robert R. McMaster, Carl A. Nelson, Zuheir Sofia and Betty Montgomery. Ms. Montgomery was appointed to the Board effective February 7, 2007. Except for Messrs. David Borror and Douglas Borror, all other members of the Board serving in 2007 were determined by the Board to be “independent” pursuant to the listing requirements of the Nasdaq Stock Market.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid for services provided by PricewaterhouseCoopers, LLP, our independent registered public accountant, for the fiscal years ended December 31, 2007 and 2006.

	2007	2006
Audit Fees	$400,500	$500,000
Audit-Related Fees	—	5,800
Tax Fees	110,390	131,110
All Other Fees	—	2,400

Total	$510,890	$639,310

The following is a description of the nature of the services related to the fees disclosed in the table above. All of the nonaudit services provided by the independent auditor were pre-approved by the Audit Committee in accordance with its pre-approval policies and procedures, which are described below.

Audit Fees

These are fees for professional services rendered by PricewaterhouseCoopers LLP for audits of annual consolidated financial statements and quarterly reviews of the consolidated financial statements of the Company, audit of internal control over financial reporting, statutory audits, issuance of consents, income tax provision procedures, and assistance with review of documents that the Company filed with the Securities and Exchange Commission.

Audit-Related Fees

These fees are for assurance and service related to consultations concerning financial accounting and reporting standards rendered by PricewaterhouseCoopers LLP.

Tax Fees

These are fees for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice rendered by PricewaterhouseCoopers LLP.

All Other Fees

These are software licensing fees rendered by PricewaterhouseCoopers LLP.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures regarding its pre-approval of the audit, audit-related, tax and all other non-audit services to be provided by the Company’s independent registered public accounting firm to the Company (the “Pre-Approval Policy”). This policy is designed to assure that the provision of such services does not impair the independence of the Company’s independent registered public accounting firm. Under the Pre-Approval Policy, at the beginning of each fiscal year, the Audit Committee will review the services proposed by management and the Company’s independent registered public accounting firm to be provided during that year. The Audit Committee will then provide its pre-approval based on the limitations set forth in the Pre-Approval Policy. Under the Pre-Approval Policy adopted by the Audit Committee for the year ending December 31, 2008, these limitations include the following:

In no case should the Company retain the Company’s independent registered public accounting firm to provide management consulting services or any non-audit services that are not permitted under applicable laws and regulations, including, without limitation, the Sarbanes-Oxley Act of 2002 and the Commission’s related rules and regulations.

•	Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee.

•

Pre-approval fee levels for all services to be provided by the independent registered public accounting firm will be established annually by the Audit Committee, and the independent registered public accounting firm will update the Audit Committee on a quarterly basis on fees incurred for audit-related, tax, and other services. Any proposed services exceeding these levels will require separate pre-approval by the Audit Committee.

The Audit Committee has not delegated to management its responsibilities to pre-approve services performed by the independent registered public accounting firm.

All of the fees and services provided by PricewaterhouseCoopers LLP as noted herein were authorized and approved by the Audit Committee in compliance with the Pre-Approval Policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2008	DOMINION HOMES, INC.

	By:	/s/ DOUGLAS G. BORROR
Douglas G. Borror
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ DOUGLAS G. BORROR	Chairman and Chief Executive Officer and President (Principal Executive Officer)	May 1, 2008
Douglas G. Borror

	/s/ WILLIAM G. CORNELY William G. Cornely	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 1, 2008

	DAVID S. BORROR* David S. Borror	Vice Chairman	May 1, 2008

	DAVID P. BLOM* David P. Blom	Director	May 1, 2008

	R. ANDREW JOHNSON* R. Andrew Johnson	Director	May 1, 2008

	CARL A. NELSON, JR.* Carl A. Nelson, Jr.	Director	May 1, 2008

	ZUHEIR SOFIA* Zuheir Sofia	Director	May 1, 2008

	ROBERT R. MCMASTER* Robert R. McMaster	Director	May 1, 2008

	BETTY D. MONTGOMERY* Betty D. Montgomery	Director	May 1, 2008

*By	/s/ DOUGLAS G. BORROR	Director	May 1, 2008
Douglas G. Borror Attorney-in-fact

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits.

Exhibits filed with this Amendment No. 1 on Form 10-K/A are attached hereto. For a list of such exhibits, see “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit No.	Description	Location
24	Power of Attorney.	Previously filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 7, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.