Form 10-Q
period 2008-03-31
DOMINION HOMES INC
filed 2008-05-12
CIK 917857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

0-23270

Commission File Number

Dominion Homes, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1393233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 Tuttle Crossing Blvd, Dublin, Ohio

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

Number of common shares outstanding as of May 12, 2008: 9,868,318

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dominion Homes, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$1,315	$2,067
Restricted cash	5,111	5,877
Accounts receivable:
Due from financial institutions for residential closings	548	54
Other	1,403	1,248
Real estate inventories:
Land and land development costs	217,674	226,719
Homes under construction	49,717	51,722
Land held for sale	23,856	24,170
Other	—	451

Total real estate inventories	291,247	303,062

Prepaid expenses and other	6,162	5,628
Property and equipment, at cost	10,190	12,144
Less accumulated depreciation	(7,680)	(9,385)

Total property and equipment	2,510	2,759

Total assets	$308,296	$320,695

Liabilities and Shareholders’ Equity
Accounts payable	$7,036	$7,099
Deposits on homes and land under contract	821	751
Accrued liabilities	13,505	15,260
Revolving line of credit	23,283	17,138
Term notes	192,095	186,994
Seller financed debt and capital lease liability	7,676	7,741

Total liabilities	244,416	234,983

Commitments and contingencies
Shareholders’ equity:
Common shares, without stated value, 12,000,000 shares authorized, 8,703,721 shares issued and 8,371,175 shares outstanding on March 31, 2008 and 8,838,283 shares issued and 8,505,737 shares outstanding on December 31, 2007	70,483	70,446
Deferred compensation	(4)	(5)
Retained earnings (deficit)	(4,048)	17,624
Accumulated other comprehensive income	335	533
Treasury stock, at cost (332,546 shares at March 31, 2008 and at December 31, 2007)	(2,886)	(2,886)

Total shareholders’ equity	63,880	85,712

Total liabilities and shareholders’ equity	$308,296	$320,695

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$24,870	$33,798
Cost of real estate sold	31,223	31,092

Gross profit (loss)	(6,353)	2,706
Selling, general and administrative	8,705	8,728

Loss from operations	(15,058)	(6,022)
Interest expense	6,614	5,430

Loss before income taxes	(21,672)	(11,452)
Provision for income taxes	—	6

Net loss	$(21,672)	$(11,458)

Loss per share
Basic	$(2.63)	$(1.41)

Diluted	$(2.63)	$(1.41)

Weighted average shares outstanding
Basic	8,246,204	8,153,393

Diluted	8,246,204	8,153,393

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

			Deferred Compensation		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Number of Shares	Common Shares	Liability	Trust Shares
Balance, December 31, 2007	8,505,737	$70,446	$655	$(660)	$17,624	$533	$(2,886)	$85,712
Net loss	—	—	—	—	(21,672)	—	—	(21,672)
Recognition of unrealized hedging gain, net of deferred taxes	—	—	—	—	—	(198)	—	(198)

Comprehensive loss								(21,870)
Share based compensation expense	(134,562)	37	—	—	—	—	—	37
Deferred compensation	—	—	(126)	127	—	—	—	1

Balance, March 31, 2008	8,371,175	$70,483	$529	$(533)	$(4,048)	$335	$(2,886)	$63,880

The accompanying notes are an integral part of the consolidated financial statements.

Dominion Homes, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(21,672)	$(11,458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,265	1,868
Amortization of unearned compensation	37	136
Amortization of accumulated other comprehensive income	(198)	(413)
Payment-in-kind interest	4,212	—
Loss on impaired real estate inventories	6,389	1,478
Gain on sale of land	—	(16)
Loss on sale or disposal of fixed assets	4	43
Issuance of common shares for compensation	—	34
Changes in assets and liabilities:
Accounts receivable	(649)	367
Real estate inventories	5,434	17,556
Prepaid expenses and other	(618)	9,207
Accounts payable	(63)	(4,138)
Deposits on homes under contract	70	(3)
Accrued liabilities	(1,627)	(1,913)

Net cash provided by (used in) operating activities	(7,416)	12,748

Cash flows from investing activities:
Purchase of property and equipment	(57)	(96)
Proceeds from sale of property and equipment	22	—
Change in restricted cash	766	(16)

Net cash provided by (used in) investing activities	731	(112)

Cash flows from financing activities:
Payments on revolving line of credit	—	(10,100)
Proceeds from revolving line of credit	6,145	—
Payments on term notes	—	(4,228)
Payments of debt issuance costs	(147)	(117)
Payments on capital lease obligations	(65)	(68)

Net cash provided by (used in) financing activities	5,933	(14,513)

Net change in cash and cash equivalents	(752)	(1,877)
Cash and cash equivalents, beginning of period	2,067	3,032

Cash and cash equivalents, end of period	$1,315	$1,155

Supplemental disclosures of cash flow information:
Interest paid (net of amounts capitalized)	$2,881	$5,348

Income taxes paid	$42	$65

Supplemental disclosures of non-cash activity:
Term note interest paid-in-kind	$4,212	$—

The accompanying notes are an integral part of the consolidated financial statements.

DOMINION HOMES, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the basis of the company continuing as a going concern and include the accounts of Dominion Homes, Inc. and all subsidiaries, variable interest entities which Dominion Homes, Inc. is deemed to be the primary beneficiary and joint venture investments accounted for using the equity method (the “Company”). Inter-company transactions are eliminated. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the December 31, 2007 audited consolidated financial statements in the Company’s Annual Report on Form 10-K, as amended, for the year then ended.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The consolidated financial statements for the quarterly period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The Company has incurred net losses during each quarter in 2006, 2007 and 2008 as a result of changes in national and local economic, business and other conditions affecting the homebuilding industry. As a result, the Company is not in compliance with certain financial covenants included in the Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”)(see Note 8 Revolving Line of Credit and Term Notes). In addition, current projections do not indicate that the Company will be in compliance with covenants during the remainder of the Credit Agreement and the Company currently does not have adequate availability on the revolving line of credit to meet operating cash needs during 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As described in Note 12 Agreement and Plan of Merger, the Company entered into an agreement on January 18, 2008 under which affiliates of its two primary lenders, who also hold warrants to purchase common shares, and BRC Properties Inc. (“BRC”), the Company’s largest shareholder, have offered to acquire all of the outstanding common shares of the Company other than those held by the acquiring shareholders in a going private transaction. The Board of Directors of the Company approved the Merger Agreement following the unanimous recommendation of a Special Committee comprised entirely of independent directors.

In connection with the execution and delivery of the Merger Agreement, on January 18, 2008, February 21, 2008 and April 11, 2008, the Company and all of the participating lenders under the Credit Agreement entered into amendments pursuant to which the Company’s lenders agreed to forbear until the earlier of June 30, 2008 or termination of the Merger Agreement from exercising their rights and remedies under the Credit Agreement to facilitate the consummation of the Merger.

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

As a result of the above conditions, the recurring losses from operations and the noncompliance with certain financial covenants, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s uncertainty as a going concern. The Company’s independent registered accounting firm has included an explanatory paragraph in its report on the Company’s financial statements as of and for the year ended December 31, 2007 expressing substantial doubt about the Company’s ability to continue as a going concern.

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value. SFAS 159 became effective beginning with our first quarter of 2008. We have currently chosen not to adopt the provisions of SFAS 159 for our existing financial instruments.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter of 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

The Company recognized impairment charges, included in cost of real estate sold, of $6.4 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. The impairment charges consist of write-downs of inventory carrying value to fair values and adjustments to the carrying value of certain parcels of land held for sale to fair value.

The Company completed $0.6 million of land sales and recorded a gain of $0 during the three months ended March 31, 2008. The Company completed $7.8 million of land sales and recorded a gain of $16,000 during the three months ended March 31, 2007.

3.	Land Purchase Commitments

Cancelable contractual obligations consist of options under which the Company has the right, but not the obligation, to purchase land or developed lots and contingent purchase contracts under which the Company’s obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. As of March 31, 2008, the Company had $1,540,000 of cancelable contractual obligations for which the Company determined that it was reasonably likely that it will complete the purchase of approximately 205 lots. The Company had not made any good faith deposits, or incurred any related pre-acquisition or due diligence costs related to these cancelable contractual obligations as of March 31, 2008. However, a $25,000 performance bond was outstanding as collateral for this cancelable contractual obligation as of March 31, 2008.

As of March 31, 2008, the Company had no other cancelable contractual obligations subject to determination whether it was reasonably likely to complete the purchase.

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

A summary of interest expense and a reconciliation of changes in capitalized interest for the three months ended March 31 is as follows:

	2008	2007
Interest incurred	$8,611,000	$7,334,000
Interest capitalized	(1,997,000)	(1,904,000)

Interest expense	$6,614,000	$5,430,000

	2008	2007
Capitalized interest, beginning of period	$10,934,000	$7,739,000
Interest capitalized	1,997,000	1,904,000
Capitalized interest charged to cost of real estate sold	(1,293,000)	(822,000)

Capitalized interest, end of period	$11,638,000	$8,821,000

5.	Prepaid Expenses and Other

Prepaid expenses and other consisted of the following as of the dates indicated:

	March 31, 2008	December 31, 2007
Debt issuance costs	$915,000	$998,000
Income taxes receivable	182,000	393,000
Cash value of Company owned life insurance	2,268,000	3,299,000
Prepaid insurance	1,960,000	193,000
Investment in Centennial	210,000	197,000
Other	627,000	548,000

Total prepaid expenses and other	$6,162,000	$5,628,000

6.	Income Taxes

The Company typically provides for income taxes in interim periods based on its annual estimated effective tax rate. The Company estimates the annual effective tax rate based upon its forecast of annual pre-tax results. To the extent that actual pre-tax results differ from the forecast estimates applied at the end of the most recent interim period, the actual income tax rate recognized in 2008 could be materially different than the estimated annual effective tax rate.

Provision for income taxes for the three months ended March 31, 2008 reflects the fact that the Company continues to record a full valuation allowance against its deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If in the future the Company believes that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be reversed.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of January 1, 2007. The Company had no unrecognized tax benefits recorded as of March 31, 2008 and December 31, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in provision for income taxes. The Company had no amount accrued for the payment of interest and penalties as of March 31, 2008 and December 31, 2007.

7.	Warranty Costs

The Company provides a two-year warranty covering the roof, windows, doors and all mechanical elements of its homes, including the heating, plumbing and electrical systems. The Company also offers a 30-year warranty covering all major structural components in its Celebration and Celebration Classic Collections, Independence Collection, Founders Collection, Patriot Collection and Tradition Collection homes and a 10-year structural warranty on its Metropolitan Collection homes. The Company initially provides an estimated amount of warranty cost for each home at the date of closing based on historical warranty experience. The Company periodically evaluates the adequacy of the reserve based on its experience. Factors that affect the Company’s warranty liability include the number of homes closed, historical warranty claims and cost per claim.

A reconciliation of the changes in the warranty liability for the three months ended March 31 is as follows:

	2008	2007
Balance at the beginning of the period	$1,291,000	$1,827,000
Warranty expense (income)	70,000	(11,000)
Settlements made (in cash or in kind) during the period	(112,000)	(173,000)

Balance at the end of the period	$1,249,000	$1,643,000

8.	Revolving Line of Credit and Term Notes

The Company is party to the Third Amended and Restated Credit Agreement (the “Credit Agreement”) dated December 29, 2006 that terminates on December 29, 2010. On January 26, 2007, March 2, 2007, September 11, 2007, September 27, 2007, October 29, 2007, January 14, 2008, January 18, 2008, February 21, 2008 and April 11, 2008, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Agreement. The Credit Agreement includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”) with detachable warrants exercisable for 1,538,235 common shares of the Company (the “Warrants”) at $0.01 per share.

Borrowings outstanding under the Credit Agreement consisted of the following as of the dates indicated:

	March 31, 2008	December 31, 2007
Revolving Line of Credit	$23,283,000	$17,138,000

Term A Notes	100,000,000	100,000,000
Debt discount on Term A Notes	(2,628,000)	(2,935,000)
Term B Notes	102,241,000	98,029,000
Debt discount on Term B Notes	(2,676,000)	(2,883,000)
Warrant discount on Term B Notes	(4,842,000)	(5,217,000)

Term Notes	192,095,000	186,994,000

Total Credit Agreement borrowings	$215,378,000	$204,132,000

As a result of lower than expected sales, reduced profit margins and real estate inventory impairment charges recorded during 2007 and 2008, the Company was not in compliance with (i) the minimum consolidated EBITDA, minimum consolidated gross profit and minimum consolidated net worth financial covenants as defined in the Credit Agreement as of June 30, 2007, September 30, 2007, December 31, 2007, and March 31, 2008, (ii) minimum free cash flow covenants as defined in the Credit Agreement as of September 30, 2007, December 31, 2007 and March 31, 2008, and (iii) the maximum leverage ratio covenants as defined in the Credit Agreement as of December 31, 2007 and March 31, 2008. Additionally, it is likely that the Company will not satisfy those covenants, as well as other covenants under the Credit Agreement in future quarters. The failure to meet these covenants permits the lenders to exercise their remedies under our Credit Agreement. The lenders have not elected to exercise their available remedies under the Credit Agreement other than the imposition of the default interest rate commencing June 30, 2007. On January 18, 2008, February 21, 2008 and April 11, 2008, the Credit Agreement was amended and the lenders agreed to forbear exercising their remedies under the agreement until the earlier of June 30, 2008 or the termination of the Merger Agreement (see Note 12 Agreement and Plan of Merger) in order to facilitate the consummation of the Merger. There can be no assurance that the Merger will be completed prior to June 30, 2008, or that if it is not completed, that the lenders will agree to any further modifications of the existing Credit Agreement. If the Company is unable to negotiate waivers or amendments to these covenants from the lenders, they could, among other remedies, continue to impose the default interest rate, terminate our ability to make any new borrowings, accelerate the payment of all existing borrowings under the Credit Agreement and foreclose on their liens on substantially all of our assets.

As of March 31, 2008, the Company had $112,000 available to borrow under the Credit Agreement, as amended, after adjustment for borrowing base limitations. Since June 30, 2007, at which date the Company was no longer in compliance with certain financial covenants, the Company has been subject to additional default interest at a rate of 2% per annum.

For a more detailed description of the Credit Agreement, see Note 5, Revolving Line of Credit and Term Notes in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

9.	Share-Based Compensation

A summary of the Company’s stock options outstanding as of March 31, and changes during the three months then ended, is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	65,500	$16.20	65,500	$19.76
Granted	—	—	—	—
Cancelled or forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at end of period	65,500	$16.20	65,500	$19.76

Exercisable options	64,300	$16.13	63,700	$19.76
Unvested options	1,200	$20.00	1,800	$20.00

Outstanding at end of period	65,500	$16.20	65,500	$19.76

As of March 31, 2008, there was $12,000 of unrecognized compensation cost related to 1,200 unvested stock options outstanding, based on the grant date fair value of the options. There were no stock options granted during the three months ended March 31, 2008 and 2007. There were no stock options exercised during the three months ended March 31, 2008 and 2007.

A summary of the weighted average remaining contractual term and intrinsic value of options outstanding and exercisable as of March 31, 2008 is presented below:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a)
Options outstanding at period end	7.16	$—
Options exercisable at period end	7.17	$—

(a)	The exercise price for all stock options outstanding exceeds the Company’s share price as of March 31, 2008. Therefore, the stock options have no intrinsic value.

A summary of the Company’s non-vested restricted share awards outstanding as of March 31, and changes during the three months then ended is presented below:

	2008		2007
Options	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	147,122	$7.98	285,000	$11.58
Granted	—	$—	112,500	$4.73
Cancelled or forfeited	(9,562)	$8.72	(28,437)	$9.47
Vested	(26,190)	$7.15	(27,817)	$10.49

Outstanding at end of period	111,370	$8.11	341,246	$9.59

As of March 31, 2008, there was $419,000 of total unrecognized compensation cost related to non-vested restricted share awards outstanding, based on the grant date fair value of the awards. That cost is expected to be recognized over a weighted average period of 2.25 years. The total fair value of the 26,190 restricted shares that vested during the first three months of 2008 was $15,000 based on the market value of the shares at the vest date.

A summary of the Company’s total share-based compensation expense, which is based on the grant date fair value of the related award for the three months ended March 31 is as follows:

	2008	2007
Vesting of stock option awards	$2,000	$2,000
Vesting of restricted share awards	47,000	149,000
Forfeiture of restricted share awards	(12,000)	(15,000)

Share-based compensation expense	37,000	136,000
Income tax expense related to share-based compensation awards	—	—

Total share-based compensation expense, net of tax	$37,000	$136,000

10.	Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share has been computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if common share equivalents were exercised or converted into common shares. Common share equivalents include stock options when the average market share price for the period exceeds the exercise price of the stock option, restricted shares when the performance contingencies, if any, are achieved and warrants when the average market price for the period exceeds the exercise price of the warrant.

A reconciliation of the weighted average common shares used in basic and diluted earnings (loss) per share computations for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2008	2007
Weighted average shares - basic	8,246,204	8,153,393
Common share equivalents	—	—

Weighted average shares - diluted	8,246,204	8,153,393

The Company reported net losses for the three months ended March 31, 2008 and 2007. In accordance with SFAS No. 128, Earnings per Share, potentially dilutive common share equivalents, including stock options, restricted shares and warrants to purchase common shares, were excluded from the per share computations due to their antidilutive effect on such losses.

11.	Commitments and Contingencies

The Company is often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of March 31, 2008, the Company had $26,623,000 and $4,999,000 of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. The Company is released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, the Company does not believe that any currently outstanding performance bonds or irrevocable letters of credit will be called.

On February 21, 2006, a purported class action lawsuit captioned Stuart, et al. v. Dominion Homes Financial Services, Inc., et al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against Dominion Homes Financial Services,

Ltd. (“DHFS”), a subsidiary of the Company, and National City Mortgage Co. The complaint includes statutory claims, claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where we were unable to obtain final HUD approval for FHA-insured mortgages. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who were allegedly promised FHA mortgages by the defendants, but who did not receive an FHA-insured loan. The complaint seeks damages, including actual damages, statutory damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability. Plaintiffs also seek statutory damages for the defendants’ alleged failure to notify plaintiffs of alleged changes to the terms of their mortgages. The plaintiffs did not specify an actual stated dollar amount of damages in the complaint.

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

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against us, DHFS, named and unnamed appraisers who have worked with us, and unnamed charitable organizations that have provided our customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of our homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. The plaintiffs did not specify an actual stated dollar amount of damages sought. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. On December 1, 2006, defendant Valuation Resources, Inc., the valuation company that provided appraisals of the plaintiffs’ homes for the Company, filed a motion for summary judgment with respect to plaintiffs’ claims for fraud, misrepresentation, conspiracy, and OCSPA. On February 7, 2007, the Court granted this motion in its entirety. The plaintiffs appealed this decision on April 10, 2007. In addition, on December 28, 2006, the Court granted the Company’s and DHFS’s motions for summary judgment regarding plaintiff’s individual claims and class allegations relating to the OCSPA. On March 28, 2007, the plaintiffs filed a notice of voluntary dismissal with respect to all remaining claims against the defendants with the right to refile. The complaint was subsequently re-filed in the Court of Common Please, Franklin County, Ohio on March 24, 2008. The summary judgment rulings related to Valuation Resources that were the subject of the April 10, 2007 appeal to Franklin County Court of Appeals were all upheld on January 15, 2008 and on February 25, 2008 the plaintiff’s appealed that judgment to the Ohio Supreme Court.

On February 23, 2006, a similar purported class action lawsuit captioned Rudawsky, et al. v. Borrer, et al., Case No. C206144 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against us, our Chairman and Chief Executive Officer, certain of our affiliates and current and former officers, and The Nehemiah Corporation of America by plaintiff homeowners who purchased homes from the Company using the Nehemiah down payment assistance program. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ alleged participation in fraudulent conduct related to the Nehemiah down payment assistance program in violation of federal statutes and Ohio law. The complaint further alleges that defendants fraudulently misrepresented and concealed the cost and operation of the Nehemiah program from plaintiffs. Plaintiffs purport to bring the claim on behalf of customers of the Company who purchased homes from 1999 to present using down payment assistance from Nehemiah. The complaint seeks monetary damages and attorneys fees and costs. The plaintiffs did not specify an actual stated dollar amount of damages sought. The issue of class certification in the Rudawsky matter has been fully briefed and remains pending before the District Court.

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

12.	Agreement and Plan of Merger

The Company entered into an agreement on January 18, 2008 (the “Merger Agreement”) under which affiliates of its two primary lenders, Angelo Gordon & Co., L.P. (“AG”) and Silver Point Capital, L.P., who also hold warrants to purchase common shares, and BRC, the Company’s largest shareholder, have offered to acquire all of the outstanding common shares of the Company other than those held by the acquiring shareholders in a going private transaction. Under the terms of the Merger Agreement, Dominion Merger Corporation, an Ohio corporation and a wholly owned subsidiary of Parent (“Merger Sub”) will be merged with and into the Company with the Company continuing as the surviving corporation (the “Merger”) and becoming a wholly owned subsidiary of Dominion Holding Corp., a Delaware corporation (“Parent”). The Board of Directors of the Company approved the Merger Agreement following the unanimous recommendation of a Special Committee comprised entirely of independent directors.

The consummation of the Merger is subject, among other things, to the adoption of the Merger Agreement by the Company’s shareholders. BRC and certain members of the Borror family have, concurrently with the execution and delivery of the Merger Agreement, entered into a voting agreement pursuant to which such parties have agreed to vote their shares in favor of the adoption of the Merger Agreement. At December 31, 2007, BRC held 3,926,324 shares representing 46.2% of the outstanding shares and the affiliates of the lenders held warrants exercisable for 1,538,235 common shares of the Company at $.01 per share.

Upon consummation of the Merger BRC will contribute its shares to Parent. The lenders (or their affiliates) will contribute the shares resulting from exercise of the warrants and Term B Notes under the Credit Agreement in the principal amount of $20 million to Parent.

In connection with the execution and delivery of the Merger Agreement, on January 18, 2008, February 21, 2008 and April 11, 2008, the Company and all of the participating lenders under the Credit Agreement entered into amendments pursuant to which the Company’s lenders agreed to forbear until the earlier of June 30, 2008 or termination of the Merger Agreement from exercising their rights and remedies under the Credit Agreement to facilitate the consummation of the Merger.

The Credit Agreement forbearance period allows sufficient time to complete the shareholders vote on the proposed going private transaction that has been approved by the Board of Directors. A favorable vote is likely as the acquirers are expected to control more than 50% of the voting shares based upon the BRC shares and the shares to be acquired from the exercise of warrants. For that reason the Company expects that going private will be completed and result in the existing lenders under the Credit Agreement controlling the Company.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding common share, without par value, of the Company (“Common Shares”), other than Common Shares held of record or beneficially owned by (i) Parent, (ii) Merger Sub, (iii) the

Company with respect to shares held in the Company’s treasury or (iv) any shareholders who are entitled to and who properly exercise and perfect dissenters’ rights under Ohio law, will be converted into the right to receive $0.65 per share in cash, without interest.

The Merger Agreement contained a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to other acquisition proposals through March 3, 2008. During the “go shop” period the Company and its financial advisors continued to market the Company to prospective buyers, although as of the end of the “go shop” period on March 4, 2008, the Company had received no bids. After this period, the Company is not permitted to solicit other proposals and may not provide information or have discussions regarding alternative proposals, except in certain circumstances. The Merger Agreement also includes other representations, warranties and covenants that are customary for transactions of this type.

Pursuant to the Merger Agreement, immediately before the effective time of the Merger, Parent or Merger Sub will deposit with a paying agent a sufficient amount of cash that provides for the necessary funds to consummate the transactions contemplated by the Merger Agreement.

13.	Subsequent Event

On April 30, 2008, pursuant to the Warrant Purchase Agreement dated as of December 29, 2006, the holders of the detachable warrants in an aggregate amount of 1,538,235 common shares of the Company informed the Company of their wish to exercise their warrants on a cashless basis. On April 30, 2008, 1,510,267 shares were issued to the warrant holders using a share price of $0.55 per share, the market closing price on April 29, 2008. No cash was received by the Company as a result of the warrant exercise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a leading builder of high-quality homes and condominiums in Central Ohio (primarily the Columbus Metropolitan Statistical Area) and Louisville and Lexington, Kentucky. Our customer-driven focus targets primarily entry-level and move-up home buyers. We offer a variety of homes and condominiums that are differentiated by price, size, included features and available options. Our homes and condominiums range in price from approximately $100,000 to $400,000 and in size from approximately 1,000 to 3,500 square feet.

Reduced revenues, combined with a higher cost of sales as a percentage of revenues, resulted in a net loss of $21.7 million, or $2.63 per diluted share, for the three months ended March 31, 2008 compared to a net loss of $11.5 million, or $1.41 per diluted share, for the three months ended March 31, 2007. The decline in results over this period reflects lower unit sales and reductions in our gross profit margins to negative 25.5% in 2008 compared to 8.0% in 2007. The substantial decline in gross profit margin that occurred during 2008 reflects continued pricing pressure in our markets and significant reductions in volume. In addition, the Company recorded significant charges to cost of real estate sold related to real estate inventory impairments. These non-cash charges reduced gross margin by 25.7% in 2008 and 4.4% in 2007. Margins excluding these items would have been 0.2% in 2008 and 12.4% in 2007.

In mid-2004, new home sales in our markets began to slow and that trend has continued through 2008. We believe the reasons for this slowdown include a decline in the overall demand for new homes, an increased supply of existing home inventory and increased price competition in the resale home market, tighter underwriting standards and other disruptions in the mortgage markets, lower consumer confidence and slower economic growth.

During the first quarter of 2008, we delivered 130 homes with revenues of $24.9 million, compared to 165 homes with revenues of $33.8 million during the first quarter of 2007. We sold 157 homes (with a sales value of $29.3 million) during 2008 compared to 218 homes (with a sales value of $43.5 million) during the first quarter of 2007. Our backlog, which consists of homes sold but not yet delivered, decreased 22.6% to 247 sales contracts, with an aggregate sales value of $51.4 million as of March 31, 2008, from 319 sales contracts, with an aggregate sales value of $64.9 million as of March 31, 2007. The average sales value of homes in backlog at March 31, 2008 increased 2.2% from March 31, 2007.

We continue to aggressively manage and control overhead expenses. For the three months ended March 31, 2008 selling, general and administrative expenses held steady at $8.7 million in comparison to $8.7 million for the three months ended March 31, 2007. Reductions in headcount, stricter cost controls and lower sales and incentive compensation expenses as a result of decreased home deliveries were the primary factors that reduced the expense rate before the impact of $2.7 million incurred in the first quarter of 2008, related to legal, professional, consulting and insurance fees associated with our pending merger agreement. As a result of the continued weak sales volumes and the generally negative outlook for the homebuilding sector for the next 12 to 18 months, we continue to implement cost reduction initiatives that we believe will further reduce expense levels. These initiatives include fixed cost reductions, additional headcount reductions and additional cuts in discretionary expense items.

Our land position, which had grown to support the sales levels that were achieved during our peak years of 2001 through 2004, continues to be greater than is required to support current sales activity. In response, we have stopped the acquisition of land and delayed the commencement of construction activities for land that was not already in the development process except where required for near term sales activities. In addition, we sold $0.6 million of land and recognized gains of $0 in the three months ended March 31, 2008 and $7.8 million of land and recognized gains of $16,000 in the three months ended March 31, 2007. Cost of real estate sold includes land or real estate inventory impairment charges of $6.4 million in 2008 and land or real estate inventory impairment charges and write-offs of costs and deposits for land we decided not to purchase of $1.5 million in the three months ended March 31, 2007. We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities on a community level basis.

We reduced our land inventory, including estimated lots to be developed on unimproved land, by 6.7% to 12,924 lots as of March 31, 2008 from 13,850 lots as of March 31, 2007. Based on the 719 closings that took place during the last twelve months, our land inventory represented an 18 year supply versus our target of maintaining a four to six year supply. As a result, we expect to continue to reduce our total investment in land inventories during 2008 by selling raw land and developed lots that are not required in the near term, delaying significant land acquisitions and continuing to limit land development activities to those subdivisions where we do not have an adequate supply of developed lots. As of March 31, 2008, land held for sale was $23.9 million representing an estimated 2,003 lots.

Safe Harbor Statement under Private Securities Litigation Act of 1995

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors which could cause actual results for 2008 and beyond to differ materially from those expressed in the forward-looking statements. Certain of these important factors are described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and Item 1A of Part II of this Quarterly Report on Form 10-Q, and include the following risks and uncertainties:

•	A favorable shareholder vote and the successful completion of the proposed merger of the Company announced January 18, 2008 that would result in the Company going private;

•

as a result of the company not being in compliance with certain financial covenants under its Credit Agreement, our lenders have the right to exercise their remedies under the Credit Agreement in the event the merger agreement is terminated or not completed by June 30 2008;

•

availability and affordability of mortgage financing for home buyers could be adversely affected by tighter lending standards and the recent volatility and disruptions in the secondary mortgage markets particularly with respect to sub-prime and other alternative forms of mortgage financing;

•	changes in federal lending programs, including the proposed elimination of down payment assistance programs;

•	short and long term interest rates;

•	changes in governmental regulations;

•	employment levels and job growth;

•	availability and affordability of mortgage financing for home buyers;

•	availability and cost of building lots;

•	availability of materials (including lumber) and labor;

•	fluctuating costs of materials and labor;

•	adverse weather conditions and natural disasters;

•	consumer confidence and housing demand;

•	variations in the supply and market pricing of existing home inventories;

•	competitive overbuilding;

•	changing demographics;

•	cost overruns;

•	changes in tax laws that may make home ownership more expensive or less attractive;

•	changes in local government fees; and

•	availability and cost of rental property and resale prices of existing homes.

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

The following table sets forth certain data for the current and each of our last eight quarters:

Three Months Ended	Revenues	Closings	Sales Contracts[1]	Backlog At Period End
	(in thousands)	(in units)	(in units)	(in units)
Mar. 31, 2006	$61,785	315	475	590
June 30, 2006	$75,835	398	356	548
Sept. 30, 2006	$64,925	338	209	419
Dec. 31, 2006	$54,215	284	131	266
Mar. 31, 2007	$33,798	165	218	319
June 30, 2007	$38,812	206	206	319
Sept. 30, 2007	$38,120	197	153	275
Dec. 31, 2007	$37,261	186	131	220
Mar. 31, 2008	$24,870	130	157	247

[1]	Net of cancellations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations expressed as percentages of total revenues, as well as certain operating data:

	Three Months Ended March 31,
	2008	2007
Consolidated Statements of Operations Data
Revenues	100.0%	100.0%
Cost of real estate sold	125.5	92.0

Gross profit (loss)	(25.5)	8.0
Selling, general and administrative	35.0	25.8

Loss from operations	(60.5)	(17.8)
Interest expense	26.6	16.1

Loss before income taxes	(87.1)	(33.9)
Provision for income taxes	0.0	0.0

Net loss	(87.1)%	(33.9)%

Operating Data
Homes:
Sales contracts, net of cancellations	157	218
Closings	130	165
Backlog at period end	247	319
Average sales price of homes closed during the period (in thousands)	$191	$204
Average sales price of homes in backlog at period end (in thousands)	$208	$204
Aggregate sales value of homes in backlog at period end (in thousands)	$51,385	$64,922

We include a home in “sales contracts” when a home buyer signs our standard sales contract, which requires a deposit and generally has no contingencies other than for purchaser financing or for the sale of an existing home, or both. Homes in “backlog” represent our signed sales contracts, for which the closing has not occurred as of the end of the period. We recognize revenue and cost of real estate sold at the time of closing. “Closings” or “deliveries” occur when ownership has transferred to the home buyer.

Homes included in “sales contracts” in the foregoing table are net of cancellations. Most cancellations occur when home buyers cannot qualify for financing or cannot sell an existing home. Our cancellation rate was 38.7% for the three months ended March 31, 2008 compared to 31.0% for the three months ended March 31, 2007. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in that quarter.

First Quarter 2008 Compared to First Quarter 2007

Revenues. Our revenues for the first quarter of 2008 were $24.9 million from the delivery of 130 homes compared to $33.8 million from the delivery of 165 homes during the first quarter of 2007. In addition to delivering 35 fewer homes, the average delivery price of homes for the first quarter of 2008 decreased to $191,200 compared to the $204,400 average delivery price for homes delivered in the first quarter of 2007.

Gross Profit. Our gross profit as a percentage of net revenues for the first quarter of 2008 declined to negative 25.5% compared to 8.0% for the first quarter of 2007. One factor contributing to the decline in gross profit margin was larger sales discounts, which increased to 11.8% of gross revenues for the first quarter of 2008 compared to 6.8% of gross revenues for the first quarter of 2007, thus reducing our net revenue and lowering the gross profit recognized per home closing. The major components of gross profit margin for the first quarter of 2008 and 2007 were:

	2008 Percent of House Price Before Sales Discounts	2007 Percent of House Price Before Sales Discounts
Sales discounts	11.8%	6.8%
Land	18.5%	17.3%
Construction costs	57.7%	55.5%
Real Estate Inventory Impairment charges	22.7%	4.1%
Other costs	11.8%	8.8%

	2008 Percent of Net House Price	2007 Percent of Net House Price
Land	21.0%	18.6%
Construction costs	65.4%	59.6%
Real Estate Inventory Impairment charges	25.7%	4.4%
Other costs	13.4%	9.4%

The 2008 real estate inventory impairment charges in the above table includes a $6.4 million non-cash charge to cost of real estate sold related to real estate inventory impairment charges. Included in 2007 real estate inventory impairment charges is a similar charge of $1.5 million related to real estate inventory charges and the write-off of pre-acquisition costs incurred for land we decided not to purchase. These transactions reduced our gross profit margin by 25.7% and 4.4% in the first quarter of 2008 and 2007, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses held steady at $8.7 million for the first quarter of 2008 compared to $8.7 million for the first quarter of 2007.

Our efforts to better align the scale of our operations with our current sales pace actually resulted in a 31.2% decline in selling, general and administrative expenses in the first quarter of 2008 as compared to the first quarter of 2007 before the impact of $2.7 million of expense incurred in the first quarter of 2008, related to legal, professional, consulting and insurance fees associated with our pending merger agreement. The significant factors that contributed to this decline in total selling, general and administrative expense, before non-recurring type expenses, were a reduction in the number of total employees to 190 as of March 31, 2008 from 256 as of March 31, 2007, stringent cost controls implemented during 2007 and lower sales commissions due to fewer home deliveries.

Interest Expense. Our interest expense was $6.6 million for the first quarter of 2008 compared to $5.4 million for the first quarter of 2007. The increase is due to having a higher average borrowing rate and an increase in average borrowings outstanding. As a result of our higher borrowing rate, $93,000 more interest was capitalized in the first quarter of 2008 than the first quarter of 2007. Our weighted average borrowing rate for the first quarter of 2008, excluding amortization of debt discounts and bank fees, increased to 13.6% compared to 11.3% in the first quarter of 2007. Including the amortization of debt discounts and fees, the average borrowing rates were 15.7% and 13.9% in the first quarter of 2008 and 2007, respectively. Our average borrowings outstanding were $218.5 million for the first quarter of 2008 compared to $212.2 million for the first quarter of 2007.

Provision (Benefit) for Income Taxes. Our income tax expense for the first quarter of 2008 was $0, compared to an income tax provision of $6,000 for the first quarter of 2007. The 2007 provision consisted primarily of state tax expense. We typically provide for income taxes in interim periods based on the annual estimated effective tax rate. For the quarters ended March 31, 2008 and 2007, we computed our effective tax rates based on actual results, which provides a more accurate provision during periods in which it is likely there will be a significant variability in quarterly earnings. The provision for income taxes for the three months ended March 31, 2008 and March 31, 2007 reflects our establishment of a full valuation allowance against our net deferred tax assets based on the uncertainty regarding future realization through future taxable income or carryback opportunities. If in the future we believe that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

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

On December 29, 2006, the Company, all of the participating lenders, the Huntington National Bank as Administrative Agent, and Silver Point Finance, LLC, as Senior Administrative Agent entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) for the amendment of our existing credit facilities. The amended Credit Agreement terminates on December 29, 2010. Subsequently, on January 26, 2007, March 2, 2007, September 11, 2007, September 27, 2007, October 29, 2007, January 14, 2008, January 18, 2008, February 21, 2008

and April 11, 2008, the Company and its lenders agreed to amend certain provisions and covenants of the Credit Agreement. The Credit Agreement includes: (i) a $35 million senior secured revolving line of credit (the “Revolving Line of Credit”); (ii) a $110 million senior secured Term A loan facility (“Term A Notes”); and (iii) a $90 million senior secured second lien Term B loan facility (“Term B Notes”) with detachable warrants exercisable for 1,538,235 common shares of the Company (the “Warrants”) at $0.01 per share.

As of March 31, 2008, we had $112,000 to borrow under the Credit Agreement, as amended, after adjustment for borrowing base limitations.

As a result of lower than expected sales, reduced profit margins and real estate inventory impairment charges recorded during 2007 and 2008, we were not in compliance with (i) the minimum consolidated EBITDA, minimum consolidated gross profit and minimum consolidated net worth financial covenants as defined in the Credit Agreement as of June 30, 2007, September 30, 2007, December 31, 2007, and March 31, 2008, (ii) minimum free cash flow covenants as defined in the Credit Agreement as of September 30, 2007, December 31, 2007 and March 31, 2008, and (iii) the maximum leverage ratio covenants as defined in the Credit Agreement as of December 31, 2007 and March 31, 2008. Additionally, it is likely that the Company will not satisfy those covenants, as well as other covenants under the Credit Agreement in future quarters. The failure to meet these covenants permits the lenders to exercise their remedies under our Credit Agreement. The lenders have not elected to exercise their available remedies under the Credit Agreement other than the imposition of the default interest rate commencing June 30, 2007. On January 18, 2008, February 21, 2008 and April 11, 2008 the Credit Agreement was amended and the lenders agreed to forbear exercising their remedies under the agreement until the earlier of June 30, 2008 or the termination of the Merger Agreement ( see Note 12 Agreement and Plan of Merger) in order to facilitate the consummation of the Merger. There can be no assurance that the Merger will be completed prior to June 30, 2008, or that if it is not completed, that the lenders will agree to any further modifications of the existing Credit Agreement. If the Company is unable to negotiate waivers or amendments to these covenants from the lenders, they could, among other remedies, continue to impose the default interest rate, terminate our ability to make any new borrowings, accelerate the payment of all existing borrowings under the Credit Agreement and foreclose on their liens on substantially all of our assets.

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

During 2007 and continuing in 2008, we slowed the acquisition of additional land and delayed the commencement of construction activities for land not already in the development process. We also identified various land parcels and developed lots that we are offering for sale and have classified these parcels and lots as land held for sale as of March 31, 2008. We will continue to evaluate our land holdings and expect that we may identify additional excess inventory that will be offered for sale. By limiting future land acquisition and development activities, selling excess inventory of undeveloped land and developed lots and reducing our developed lot inventories through the sale of new homes, we expect to continue to significantly reduce our total investment in land inventories and apply a significant portion of the proceeds toward reducing outstanding borrowings.

Sources and Uses of Cash

For the First Three Months of 2008 Compared to the First Three Months of 2007

Our net cash used by operating activities was $7.4 million for the first quarter of 2008 compared to net cash provided in operating activities of $12.7 million for the first three months of 2007. The decline was attributable to significant reductions in operating income offset by reductions in our real estate inventories as a result of home closings, land sales and slowed land acquisition and development activities. The $9.0 million decline in land and land development costs, primarily reflecting a $3.2 million decrease in investments in joint ventures and $5.7 million increase in land impairments, was a major component of the real estate inventory reduction. The change in real estate inventories during the first quarter of 2008 included land sales of $0.6 million, which generated a gain on sale of $0.0 and $6.4 million of non-cash impairment charges. The change in real estate inventories during the first quarter of 2007 included land sales of $7.8 million which generated a gain on sale of $16,000 and $1.5 million of non-cash impairment charges. Additional cash was used by the company for operating activities reflected by declines in accounts payable and accrued liabilities in the first quarter of 2008. Cash provided by operating activities was also favorably impacted by payment-in-kind interest of $4.2 million in 2008 compared to 2007 in which all interest was paid in cash.

Investing activities provided $731,000 of cash during the first quarter of 2008, principally due to a decrease in restricted cash, compared to using $112,000 of cash during the first quarter of 2007. During the first quarter of 2008, restricted cash of $766,000 became available.

Our financing activities provided $5.9 million during the first quarter of 2008 compared to using cash of $14.5 million during the first quarter of 2007. Proceeds from our credit agreement borrowings were $6.1 million in the first quarter of 2008 compared to payments on our credit agreement borrowings of $14.3 million in the first quarter of 2007.

Real Estate Inventories

The following table sets forth an estimate of our land inventory as of March 31, 2008, and includes (a) land that we own and (b) land that we control under option agreements and contingent contracts and that has already been zoned for our needs or which we otherwise believe is reasonably likely to result in a purchase. The estimated number of lots is based on our current development plans, but the number of lots may change if our development plans change. We generally do not purchase land for resale. However, when land that we own no longer fits into our development plans, we offer this land for sale, primarily to other homebuilders and commercial developers.

Land Inventory	Finished Lots	Lots Under Development	Unimproved Land Estimated Lots	Estimated Total Number of Lots	Inventory Value
Land we own:
Central Ohio	1,603	716	7,042	9,361	$189,576,000
Kentucky	219	289	847	1,355	28,098,000
Land we control:
Central Ohio	—	—	205	205	—
Kentucky	—	—	—	—	—
Held for sale:
Central Ohio	69	51	1,829	1,949	20,480,000
Kentucky	54	—	—	54	3,376,000

Total Land Inventory at March 31, 2008	1,945	1,056	9,923	12,924	$241,530,000

Total Land Inventory at December 31, 2007	1,989	1,147	9,901	13,037	$250,889,000

Lots on which inventory homes are being constructed are included in homes under construction in our Consolidated Balance Sheets and are not included in the table above. As of March 31, 2008, we had 166 inventory homes (138 in Ohio and 28 in Kentucky), in various stages of construction, representing an aggregate investment of $16.7 million. As of December 31, 2007, we had 209 inventory homes, (177 in Ohio and 32 in Kentucky), representing an aggregate investment of $21.2 million.

From a long term planning perspective, we attempt to maintain total land inventories that are sufficient to meet our anticipated lot needs for the next four to six years. As of March 31, 2008, we owned lots or land that we estimate could be developed into approximately 12,719 lots (11,310 in Ohio and 1,409 in Kentucky). As of that date, we also controlled, through option agreements or contingent contracts, land that we estimate could be developed into approximately 205 additional lots, all of which are in Ohio. These option agreements that we determined were more likely than not to have the contingencies satisfied expire at various dates through 2011. We decide whether to exercise any particular option or otherwise acquire additional land based upon our assessment of a number of factors, including our existing land inventory at the time, the status of purchase contingencies and our evaluation of the future demand for our homes.

Our business strategy is to be the developer in substantially all of the communities in which we build homes. The process of acquiring land, obtaining entitlements and developing communities is a multi-year process and once we have begun the development of a new community, it is difficult and, at times, impractical to discontinue development activities. As a result, in periods of declining sales and backlog, such as we have experienced during the past three years, our land inventory position may exceed our near term needs. Based on the 719 homes delivered during the 12 month period ending March 31, 2008, our inventory of 12,924 lots as of March 31, 2008 represented an approximately 18 year supply compared to our target range of a four to six year supply. In contrast, during the preceding five years, from 2003 through 2007, we sold 10,142 homes. Based on average annual sales during that five year period of 2,028 homes, our inventory of 12,924 lots as of March 31, 2008 would have represented a 6.4 year supply.

As noted previously, our gross margin as a percent of net revenues decreased to negative 25.5% for the first quarter of 2008 compared to 8.0% for the first quarter of 2007. The decline in gross margin is primarily the result of larger sales discounts, impairment charges on communities and land held for sale, and an increase in capitalized interest expense. We provided sales incentives and special pricing promotions throughout 2007 and into 2008 in order to maintain market share and generate cash flow from the continued reduction of inventories. We believe that these discounts reflect extremely competitive pricing in our markets and anticipate that gross margins will slowly begin to recover in future periods as the housing market recovers.

Land held for sale as of March 31, 2008 includes unimproved land and lots under development with an aggregate inventory value of $23.9 million (8.2% of our total land inventory) and represents 2,003 lots (15.5% of our total estimated lots). The carrying value of land held for sale includes reserves of $9.8 million that were recorded to reduce the carrying value of certain of the parcels to fair value. Approximately $10.0 million of the land held for sale as of March 31, 2008 is subject to sales contracts. These contracts generally contain due diligence requirements and other contingencies that allow the purchaser to cancel the contract, subject only to forfeiture of any non-refundable deposits. Most of the contracts are scheduled to be fulfilled in the next 12 months, however, certain sales contracts are scheduled to be fulfilled at various dates through 2010.

We evaluate the recoverability of our real estate inventories each quarter in accordance with SFAS No. 144. Our analysis includes factors such as the recent level of sales activity, estimated average selling prices, estimated sales, absorption rates, gross margin trends, projected cash flows and planned development activities on a community level basis. We record impairment charges, determined based on a discounted cash flow analysis, to reduce inventory carrying values to fair value in those instances where the cost is not expected to be recovered as a result of either the construction and delivery of a new home or the sale of the land parcel or lot. During the first quarter of 2008 and 2007, we recorded non-cash charges to cost of real estate sold related to real estate inventory impairment charges of $6.4 million and $1.5 million, respectively. Of the various impairment charges recorded to reduce the carrying amounts of certain communities to their fair (recoverable) value, approximately $45.3 million are included on the Consolidated Balance Sheet as of March 31, 2008 as a reduction in the basis of land and land development costs and homes under construction. Of the $45.3 million, approximately $9.8 million is associated with $33.7 million of land currently held for sale, and approximately $34.3 million is associated with undeveloped land, communities and lots where the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. A discount rate of 15.5% was applied to calculate the level of impairment charges recorded as of December 31, 2007 and March 31, 2008 for those communities. Real estate market prices for both developed and undeveloped lots are subject to a number of economic factors including new home demand, current selling prices for both new and existing homes, inventory levels in specific markets and interest rates. Further deterioration in either the demand for new homes in our markets or the gross margins that we are able to achieve from home sales may require additional inventory write downs in future periods.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Revolving Line of Credit(a)	$23,283	$—	$23,283	$—	$—
Term Notes A and B	192,095	20,847	171,248	—	—
Seller financed debt	7,676	812	5,242	1,622	—
Operating leases	5,367	769	1,104	1,025	2,469

Total contractual cash obligations	$228,421	$22,428	$200,877	$2,647	$2,469

(a)	The interest obligation associated with the Revolving Line of Credit will be based upon the outstanding principal and the related variable rate of interest through its maturity date of December 29, 2010 (see Note 8 of the Notes to the Consolidated Financial Statements for more details).

Credit Agreement. On December 29, 2006, we entered into the Credit Agreement for the amendment of our existing credit facilities. Subsequently, on January 26, 2007, March 2, 2007, September 11, 2007, September 27, 2007, October 29, 2007, January 14, 2008, January 18, 2008, February 21, 2008, and April 11, 2008 the Company and its lenders agreed to amend certain provisions and covenants of the Credit Agreement. The amended Credit Agreement terminates on December 29, 2010 and includes: (i) a $35 million Revolving Line of Credit; (ii) $110 million Term A Notes; and (iii) $90 million Term B Notes with detachable warrants exercisable for 1,538,235 common shares of the Company at $0.01 per share.

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

As a result of the lower than expected sales, reduced profit margins and impairment charges recorded during 2007 and 2008, we were not in compliance with (i) the minimum consolidated EBITDA, minimum consolidated gross profit and minimum net worth financial covenants as defined in the Credit Agreement as of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008 (ii) the minimum free cash flow covenants as defined in the Credit Agreement as of September 30, 2007, December 31, 2007 and March 31, 2008, and

(iii) the maximum leverage ratio covenants as defined in the Credit Agreement as of December 31, 2007 and March 31, 2008. The failure to meet these covenants permits our lenders to exercise their remedies under our Credit Agreement. Our lenders have not elected to exercise their available remedies under the Credit Agreement other than the imposition of the 2% default interest rate commencing June 30, 2007 and the default Base Rate (prime) option commencing March 31, 2008 for the Term A Notes and Revolving Line of Credit. On January 18, 2008, February 21, 2008 and April 11, 2008 the Credit Agreement was amended and the lenders agreed to forbear exercising their remedies under the agreement until the earlier of June 30, 2008 or the termination of the Merger Agreement in order to facilitate the consummation of the Merger. There can be no assurance that the Merger will be completed prior to June 30, 2008, or that if it is not completed, that the lenders will agree to any further modifications of the existing Credit Agreement.

For a more detailed description of the Credit Agreement, see Note 5, Revolving Line of Credit and Term Notes in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and Note 8 contained in this Quarterly Report on Form 10-Q.

Seller Financing. From time to time, we purchase land with seller financing. As of March 31, 2008, we held land for development that was partially financed with seller-provided term debt that had an outstanding balance of $7.7 million at interest rates ranging from 5.0% to 6.0%.

Capital and Operating Leases. We believe the best use of our Credit Agreement is to finance real estate inventories and other investments in our homebuilding operations. Other assets that support our homebuilding operations are also financed through operating lease obligations. These assets include office facilities, model homes, construction trailers, vehicles and equipment. We analyze each lease and determine whether the lease is a capital lease, in which case the asset and related obligation is included on our Consolidated Balance Sheet, or an operating lease, in which case the asset and obligation is not included on our Consolidated Balance Sheet. We do not retain a residual financial interest in leased assets. We had no capital lease obligations as of March 31, 2008. We believe our operating leases are properly classified as off-balance sheet transactions. Our minimum rental commitment under such non-cancelable operating leases was $5.4 million as of March 31, 2008. For further information on our leases, see Note 7, Operating Lease Commitments, and Note 9, Related Party Transactions, in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Land Purchase Commitments. As of March 31, 2008, we did not have any non-cancelable contractual obligations to purchase residential lots or unimproved land. However, we did have $1.5 million of cancelable contractual obligations to purchase lots or unimproved land pursuant to option agreements or contingent contracts.

Off-balance Sheet Arrangements

The following is a summary of our commercial commitments under off-balance sheet arrangements as of March 31, 2008 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Commercial commitments:
Letters of credit	$4,999	$928	$4,060	$11	$—
Performance bonds	26,623	26,138	151	334	—
Cancelable land contracts	1,540	387	802	351	—

Total commercial commitments	$33,162	$27,453	$5,013	$696	$—

Performance Bonds and Irrevocable Letters of Credit. We are often required to obtain performance bonds and irrevocable letters of credit related to our obligations to various municipalities and other individuals with respect to the performance and completion of certain land development activities and as collateral for contingent land purchase commitments. As of March 31, 2008, we had $26.6 million and $5.0 million of outstanding performance bonds and irrevocable letters of credit, respectively. The expiration dates of irrevocable letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the irrevocable letters of credit are typically granted. Performance bonds do not have stated expiration dates. We are released from performance bonds when the contractual performance is completed. In the event any of the performance bonds or irrevocable letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or irrevocable letter of credit. However, we do not believe that any currently outstanding performance bond or irrevocable letter of credit will be called.

The availability and cost of surety instruments is subject to the level of construction activity, our financial condition and other industry factors. Although at times we have experienced difficulty in obtaining performance bonds, we believe that we have sufficient capacity from insurers and under our letter of credit facility within our Credit Agreement to satisfy the requirements of our 2008 development plans.

Variable Interest Entities. From time to time, we enter into joint ventures with other homebuilders to own and develop communities. These joint ventures, partnerships and limited liability companies engage in land development activities for the purpose of distributing developed lots to the partners in the joint ventures. The partners in the joint ventures acquire substantially all of the lots developed by the joint ventures and fund the development costs in proportion to their equity interests. We receive our capital distributions in the form of developed lots. As of March 31, 2008, we had ownership interests in five active joint ventures with ownership interests ranging from 33% to 50%. These joint ventures generally do not incur debt, except for seller requested financing arrangements upon purchasing the land for the joint ventures. We have determined that our land development joint ventures do not qualify as variable interest entities that would require consolidation in our financial statements.

In managing our land inventories, we enter into land option and contingent purchase contracts with third parties to acquire unimproved land and developed lots, which, depending on the circumstances, could qualify as variable interest entities under FIN 46R. These contracts may be with individual land owners or entities that hold land for sale and generally require us to pay or issue one or a combination of the following: refundable deposits, non-refundable deposits and letters of credit. We have evaluated all of our land options and contingent purchase contracts and have concluded that, as of March 31, 2008, we did not have any outstanding contracts requiring consolidation as a result of the application of FIN 46R.

Cancelable contractual obligations consist of options under which we have the right, but not the obligation, to purchase land and contingent purchase contracts under which our obligation to purchase land is subject to the satisfaction of zoning, utility, environmental, title or other contingencies. We continually evaluate our cancelable contractual obligations to purchase unimproved land and developed lots. As of March 31, 2008, we had $1.5 million of cancelable contractual obligations for which we had determined it is reasonably likely that we will complete the land or lot purchase. We had not made any good faith deposits or incurred any related due diligence costs on these cancelable contractual obligations as of March 31, 2008. However, a $25,000 performance bond was outstanding as collateral for these contingent land purchase commitments as of March 31, 2008. Assuming that the contingencies are satisfied and that no other significant obstacles to development arise, we expect to purchase most of the residential lots and unimproved land that are subject to these cancelable contractual obligations within the next several years. We expect to fund our land acquisition and development obligations from internally generated cash and from borrowings.

As of March 31, 2008, we had no other cancelable contractual obligations subject to determination of whether we were reasonably likely to complete the purchase.

Recently Issued Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value. SFAS 159 became effective beginning with our first quarter of 2008. We have currently chosen not to adopt the provisions of SFAS 159 for our existing financial instruments.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter of 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates on borrowings under our Credit Agreement. Under the Credit Agreement, interest on our Revolving Line of Credit and Term A Notes is variable and is normally calculated, at our option, based on either LIBOR plus 4.25% or the prime rate plus 3.25%. As of March 31, 2008, our Revolving Line of Credit and Term A Notes bear interest at a rate of 10.50%, which was determined using the prime rate option and includes a 2.0% default interest rate premium as a result of our non-compliance with certain financial covenants under the Credit Agreement at June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates for our Credit Agreement borrowings outstanding as of March 31, 2008:

	2008	2009	2010	Total
Liabilities
Variable rate	$15,000	$40,000	$68,283	$123,283
Average interest rate*	10.50%	10.50%	10.50%	10.50%

Fixed rate	$—	$—	$102,241	$102,241
Average interest rate*	—	—	17.00%	17.00%

*	Does not include impact of amortization of debt discount and debt issuance costs or the impact of the recognition of deferred gains from the termination of interest rate swap contracts, but does include the 2.0% default interest rate premium.

Item 4T.	Controls and Procedures

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On February 21, 2006, a purported class action lawsuit captioned Stuart, et al. v. Dominion Homes Financial Services, Inc., et al., Case No. C206137 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against Dominion Homes Financial Services, Ltd. (“DHFS”), a subsidiary of the Company, and National City Mortgage Co. The complaint includes statutory claims, claims for breach of contract, breach of fiduciary duty, and fraudulent representations and material omissions in connection with the financing of plaintiffs’ condominium homes located in the Village at Polaris Park (“VPP”), where we were unable to obtain final HUD approval for FHA-insured mortgages. The plaintiffs purport to bring the claim on behalf of homeowners in VPP who were allegedly promised FHA mortgages by the defendants, but who did not receive an FHA-insured loan. The complaint seeks damages, including actual damages, statutory damages, punitive damages, and attorneys’ fees and costs, for, among other things, the alleged loss of certain FHA-insured mortgage features, including loan assumability. Plaintiffs also seek statutory damages for the defendants’ alleged failure to notify plaintiffs of alleged changes to the terms of their mortgages. The plaintiffs did not specify an actual stated dollar amount of damages in the complaint.

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

On February 21, 2006, a purported class action lawsuit captioned Rece, et. al. v. Dominion Homes, Inc., et. al., Case No. 06CVH202335 was filed in the Court of Common Pleas, Franklin County, Ohio against us, DHFS, named and unnamed appraisers who have worked with us, and unnamed charitable organizations that have provided our customers with down payment assistance funds in the last several years. Plaintiffs purport to bring the claim on behalf of purchasers of our homes from 1999 to the present who received such funds and allege, among other things, that the defendants misrepresented the value of the plaintiffs’ homes and obtained an improper benefit by artificially inflating the sales price of homes to purchasers receiving down payment assistance funds. The complaint also alleges that the defendants engaged in predatory lending practices against the plaintiffs and other consumers by extending them credit without regard to the actual value of their homes, knowing that the result would be higher default and foreclosure rates in its communities. The complaint seeks injunctive or declaratory relief, compensatory damages, punitive damages and attorneys’ fees and costs. The plaintiffs did not specify an actual stated dollar amount of damages sought. On May 2, 2006, the Company and DHFS filed a motion for judgment on the pleadings with respect to plaintiffs’ claim for breach of the Ohio Consumer Sales Practices Act (“OCSPA”) on the grounds that this claim was barred by the two-year applicable statute of limitations. On June 12, 2006, the Court granted this motion with respect to plaintiffs’ claims for money damages under the Ohio Consumer Sales Practices Act, but denied the motion with respect to plaintiffs’ claim for rescission under the OCSPA. On July 28, 2006, the Company and DHFS filed a motion for summary judgment as to plaintiffs’ predatory lending claims under statutory and common law. On October 4, 2006, the Court granted this motion. On December 1, 2006, defendant Valuation Resources, Inc., the valuation company that provided appraisals of the plaintiffs’ homes for the Company, filed a motion for summary judgment with respect to plaintiffs’ claims for fraud, misrepresentation, conspiracy, and OCSPA. On February 7, 2007, the Court granted this motion in its entirety. The plaintiffs appealed this decision on April 10, 2007. In addition, on December 28, 2006, the Court granted the Company’s and DHFS’s motions for summary judgment regarding plaintiff’s individual claims and class allegations relating to the OCSPA. On March 28, 2007, the plaintiffs filed a notice of voluntary dismissal with respect to all remaining claims against the defendants with the right to refile. The complaint was subsequently re-filed in the Court of Common Pleas, Franklin County, Ohio on March 24, 2008. The summary judgment rulings related to Valuation Resources that were the subject of the April 10, 2007 appeal to Franklin County Court of Appeals were all upheld on January 15, 2008 and on February 25, 2008 the plaintiffs appealed that judgment to the Ohio Supreme Court.

On February 23, 2006, a similar purported class action lawsuit captioned Rudawsky, et al. v. Borrer, et al., Case No. C206144 was filed in the U.S. District Court, Southern District of Ohio, Eastern Division, against us, our Chairman and Chief Executive Officer, certain of our affiliates and current and former officers, and The Nehemiah Corporation of America by plaintiff homeowners who purchased homes from the Company using the Nehemiah down payment assistance program. The complaint alleges, among other things, that plaintiffs suffered financial injuries as a result of the defendants’ alleged participation in fraudulent conduct related to the Nehemiah down payment assistance program in violation of federal statutes and Ohio law. The complaint further alleges that defendants fraudulently misrepresented and concealed the cost and operation of the Nehemiah program from plaintiffs. Plaintiffs purport to bring the claim on behalf of customers of the Company who purchased homes from 1999 to present using down payment assistance from Nehemiah. The complaint seeks monetary damages and attorneys fees and costs. The plaintiffs did not specify an actual stated dollar amount of damages sought. The issue of class certification in the Rudawsky matter has been fully briefed and remains pending before the District Court.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” reported in Part I of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007, except for the following supplemental risk factor set forth below:

The Company’s common shares have been delisted from trading on the Nasdaq Global Market. Accordingly, no assurance can be given as to the liquidity of, or trading markets for, the Company’s common shares.

On March 20, 2008, the Company received a Staff Determination letter stating that the Company had not regained compliance and, that as a result, trading of the Company’s common shares would be suspended at the opening of business on March 31, 2008, unless the Company requested a hearing before a Nasdaq Listing Qualifications Panel. The Company did not request such a hearing and its common shares were suspended from trading on the Nasdaq Global Market on March 31, 2008. The Company’s common shares are currently quoted on the pink sheets under the symbol DHOM.PK. On April 22, 2008, Nasdaq issued a press release announcing that Nasdaq would delist the Company’s common shares and file a Form 25 with the SEC to complete the delisting, which will become effective ten days after the Form 25 is filed. The Form 25 was filed by Nasdaq on April 23, 2008. Accordingly, no assurance can be given as to the liquidity of, or trading markets for, the Company’s common shares.

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

DOMINION HOMES, INC.
(Registrant)

Date: May 12, 2008	By:	/s/ Douglas G. Borror
Douglas G. Borror,
Chairman, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William G. Cornely
William G. Cornely,
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Dominion Homes, Inc., reflecting all amendments (for purposes of Commission reporting compliance only).	Incorporated by reference to Exhibit 4(a)(3) to the 1997 Form S-8.

3.2	Amended and Restated Code of Regulations of Dominion Homes, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2000 Form 10-Q (File No. 0-23270).

4.1	Specimen of Stock Certificate of Dominion Homes, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-A/A filed April 30, 2003 (File No. 0-23270).

10.1	Agreement and Plan of Merger, dated as of January 18, 2008, among Dominion Homes, Inc., Dominion Holding Corp. and Dominion Merger Corporation.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed January 22, 2008.

10.2	Amendment No. 6 to Third Amended and Restated Credit Agreement, dated January 14, 2008.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 22, 2008.

10.3	Amendment No. 7 and Limited Forbearance to Third Amended and Restated Credit Agreement, dated January 18, 2008.	Incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on January 22, 2008.

10.4	Amendment No. 8 and Limited Forbearance to Third Amended and Restated Credit Agreement, dated February 21, 2008.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 27, 2008.

10.5	Amendment No. 9 to Third Amended and Restated Credit Agreement, dated April 11, 2008.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 14, 2008.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith.